Form 10-K405
period 1997-12-31
SPORTSLINE USA INC
filed 1998-03-19
CIK 945688

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO ________ .

                         COMMISSION FILE NUMBER 0-23337

                              SPORTSLINE USA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                65-0401894
           (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
           INCORPORATION OR ORGANIZATION)

                   6340 N.W. 5TH WAY
              FORT LAUDERDALE, FLORIDA                             33309
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                (954) 351-2120
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS:
                                  COMMON STOCK
                          (PAR VALUE $.01 PER SHARE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of March 17, 1998, was approximately $217,884,000 based on the $26.53 closing price for the Common Stock on The Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

     The number of shares of Common Stock of the registrant outstanding as of February 28, 1998 was 16,164,558.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this report.
================================================================================

                             SPORTSLINE USA, INC.


                                INDEX TO ITEMS




                                                                                        PAGE
                                                                                       -----
PART I
 Item 1.    Business .................................................................   1
 Item 2.    Properties ...............................................................  18
 Item 3.    Legal Proceedings ........................................................  18
 Item 4.    Submission of Matters to a Vote of Security Holders ......................  19

PART II
 Item 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters ....................................................  20
 Item 6.    Selected Financial Data ..................................................  22
 Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..............................................  23
 Item 7A.   Quantitative and Qualitative Disclosure About Market Risk ................  42
 Item 8.    Financial Statements and Supplementary Data ..............................  43
 Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ......................................  63

PART III
 Item 10.   Directors and Executive Officers of the Registrant .......................  63
 Item 11.   Executive Compensation ...................................................  63
 Item 12.   Security Ownership of Certain Beneficial Owners and Management ...........  63
 Item 13.   Certain Relationships and Related Transactions ...........................  63

PART IV
 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........  63

                                    PART I


ITEM 1. BUSINESS.


     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THIS ANNUAL REPORT ON FORM 10-K AND ELSEWHERE IN THIS REPORT.


     SportsLine USA is a leading Internet-based sports media company that provides branded, interactive information and programming as well as merchandise to sports enthusiasts worldwide. The Company produces and distributes original, interactive sports content, including editorials and analyses, radio shows, contests, games, fantasy league products and fan clubs. The Company also distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos, audio clips and video clips obtained from CBS and other leading sports news organizations, as well as the Company's superstar athletes. Traffic on the Company's Web sites has increased significantly since the commercial launch of the Company's first Web site in August 1995 to a daily average of 2,834,000 page views and 478,000 visits during January 1998, increases of 282% and 348%, respectively, from January 1997 to January 1998. According to Media Metrix, for the month of February 1998 the Company's Web sites were ranked first among sports Web sites in terms of audience reach, with approximately 6.6% of all people who used the Web from work and approximately 4.8% of all people who used the Web from home visiting the Company's Web sites at least once during the month. The Company had approximately 51,000 paying members as of February 28, 1998.


     The Company has established a number of important strategic relationships to increase awareness of the SportsLine brand, build traffic on its Web sites and develop proprietary programming. In March 1997, the Company entered into a strategic alliance with CBS pursuant to which the Company's flagship Web site was renamed "cbs.sportsline.com." The CBS agreement provides for cbs.sportsline.com to receive at least $57 million of advertising and on-air promotion during the term of the agreement, primarily during CBS sports event broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona 500. The Company also receives television and radio promotion through strategic media relationships with The Golf Channel and Sports Byline USA, the nation's most widely syndicated sports radio program, and on numerous sports talk radio stations around the country. In July 1997, the Company entered into a strategic programming and distribution agreement with AOL, pursuant to which cbs.sportsline.com became the first "anchor tenant" on AOL's Sports Channel, which allows AOL's more than 13 million subscribers to access the Company's Web sites from within the AOL service. The AOL agreement also provides the Company the opportunity to market memberships, premium services and merchandise to AOL's subscribers and to integrate its sports content and programming into all major sports areas of the AOL service. In July 1997, the Company entered into an agreement with Microsoft pursuant to which cbs.sportsline.com is bundled into Microsoft's "Active Desktop" as part of Microsoft's release of IE4. cbs.sportsline.com is also featured as a default content "channel" in the Channel Finder of Netscape's Netcaster software, which utilizes "push" delivery to give users the ability to subscribe to dynamic Web content and to browse these channels and Web sites offline from their desktop. In addition, the Company has established strategic relationships with sports superstars, personalities, organizations and affinity groups.


INDUSTRY BACKGROUND


 THE U.S. SPORTS MARKET


     Participatory and spectator sports are among the leading pastimes of Americans as demonstrated by the popularity of sports media and by the time and money consumers spend on sports events, products and services. Based on industry sources, the Company estimates that attendance at Major

League Baseball, NFL, NBA and NHL games during the 1995-1996 season was approximately 120 million, generating gate receipts of over $3 billion. Sports television programming also consistently draws large audiences, with sports broadcasts comprising eight of the top ten most widely viewed television programs in 1996 according to Nielsen Media Research. The popularity of sports is also demonstrated by the success of sports publications, the top five of which had a paid weekly circulation of 8.9 million and generated over $800 million in advertising revenue in 1996, according to Advertising Age. In addition, the U.S. retail market for licensed sports merchandise and apparel was approximately $14 billion in 1996, according to the Sporting Goods Manufacturers Association. Due to the popularity of sports among males between the ages of 18 and 49, advertisers consider sports events and media as attractive venues to reach this audience. Based on industry sources, the Company estimates that approximately $4.7 billion was spent on sports television advertising and approximately $5.4 billion was spent on sponsorships of sports events in 1996.


 THE WEB AS A NEW MEDIUM FOR ADVERTISING AND COMMERCE


     The rapidly increasing number of Web users and ubiquitous access to the Internet, both in the United States and internationally, have resulted in the emergence of the Web as a new mass medium. International Data Corporation ("IDC") estimates that the number of individual users worldwide with access to the Web at the end of 1996 was 28 million, growing to 175 million by the end of 2001.


     The Web is an attractive medium for advertising because of its interactivity, flexibility, targetability and measurability. The interactive nature of the Web enables advertisers to establish dialogues and meaningful relationships with potential customers. The flexible nature of a digital medium like the Web enables advertisers to change their messages frequently in response to real world events and consumer feedback. The Web also enables advertisers to reach broad audiences and to target advertisements to users with similar demographic characteristics, specific regional populations, affinity groups or selected individuals. The Web is a measurable medium because impression levels and demographic information concerning users can be tracked and reported to advertisers. Jupiter Communications estimates that the dollar value of online advertising will increase from $314 million in 1996 to $7.7 billion in 2002.


     The Web is emerging as a medium for global commerce. A growing number of consumers have begun to transact business over the Web, such as paying bills, booking airline tickets, trading securities and purchasing consumer goods. Moreover, online transactions can be faster, less expensive and more convenient than transactions conducted via human interaction. Internet retailers can offer convenience and value to their customers and simultaneously display in-depth information concerning products or services selected by users according to their preferences using a combination of text, video and sound. IDC estimates that the total value of goods and services purchased on the Web will increase from $2.6 billion in 1996 to $220 billion in 2001.


THE SPORTSLINE OPPORTUNITY


     The Company seeks to capitalize on the market opportunities created by the worldwide popularity of sports, the emergence of the Web as a communications and commerce medium and the appealing demographics of sports fans on the Web. By offering comprehensive and compelling sports programming that is continually updated on a real-time basis, and by utilizing the Web's graphical and interactive capabilities to add entertainment value to its content, the Company is targeting sports enthusiasts worldwide to develop the SportsLine brand. The Company believes that it can leverage its brand recognition and its other media properties, such as its sports radio programming, in the pursuit of multiple revenue opportunities, including advertising, memberships, merchandising, content and programming syndication and Web site development.


STRATEGY


     The Company's objective is to become the leading Internet sports media company and to create a global sports brand. Key elements of the Company's strategy include the following:

 FOCUS EXCLUSIVELY ON SPORTS


     SportsLine USA focuses exclusively on providing sports information, programming and sports-related merchandise 24 hours a day, seven days a week. The Company distinguishes itself by offering broader and more in-depth sports coverage on its Web sites than is available from any other single source of media, including television, radio or print publications. The Company differentiates its Web sites by (i) providing comprehensive and innovative sports programming, including news and scores, editorials, sports radio shows, contests, games and fantasy league products; (ii) utilizing its editorial and technical resources to package proprietary and third-party content in a compelling and entertaining format; (iii) offering exclusive content related to its sports superstar relationships and real-time odds and extensive matchup analyses through its vegasinsider.com Web site; (iv) producing original video programming surrounding major sports events, such as live interviews and "cybercasts" over the Internet; (v) providing local sports coverage through its relationships with CBS affiliate and owned and operated stations; and (vi) providing a monitored, 24 hours a day, seven day a week sports chat community. The Company seeks to capitalize on its technical resources to maximize user satisfaction by optimizing the speed of delivery of its content and utilizing interactive multimedia software tools such as Active X, Java, Shockwave, QuickTime Virtual Reality and streaming audio and video to add entertainment value to its programming.


 LEVERAGE STRATEGIC RELATIONSHIPS TO ENHANCE BRAND AND BUILD TRAFFIC


     The Company has established strategic relationships to increase consumer awareness of the SportsLine brand and build traffic to its Web sites. The Company believes that its relationship with CBS, in particular the branding of its flagship Web site as "cbs.sportsline.com" and the promotion it will receive on CBS television sports broadcasts, will facilitate the establishment of SportsLine as a broadly recognized consumer brand. The Company also believes that its strategic agreements with AOL and Microsoft and its ongoing relationship with Netscape will further enhance its brand, generate traffic to the Company's Web sites and provide additional opportunities to market memberships, premium services and merchandise to millions of Web users. In addition, the Company has established strategic relationships with sports superstars, personalities, organizations and affinity groups, and operators of other Web sites to increase traffic to the Company's Web sites, to attract new advertisers and members and to create additional revenue opportunities.


 CAPITALIZE ON MULTIPLE REVENUE OPPORTUNITIES


     The Company is pursuing multiple revenue opportunities for future growth. The Company believes that advertising, membership and premium service fees, merchandising, content syndication and third party Web site development represent key revenue opportunities. The Company believes that the demographics of its audience are consistent with those of the sports industry generally and are attractive to advertisers seeking to reach these consumers. Although most of the content on the Company's Web site is free, the Company charges membership fees for access to exclusive editorials, matchup analysis and other exclusive content such as proprietary contests, fantasy league packages, and instant odds and picks. The Company also expects to increase its revenue from merchandising, including sales of limited edition collectibles and memorabilia, licensed and CBS SportsLine branded apparel and merchandise and other sports products, as well as by developing Web sites and fan clubs for sports superstars, personalities, organizations and affinity groups.


 PURSUE INTERNATIONAL GROWTH OPPORTUNITIES AND EXPAND GLOBAL REACH


     Given the global nature of sports, the Company is pursuing opportunities to leverage the SportsLine brand internationally. In February 1998, the Company launched SportsLine WorldWide (sportsline.com/u/worldwide), a Web site dedicated to providing comprehensive coverage of international sports. SportsLine WorldWide combines international sports coverage obtained through the Company's relationships with Soccernet (soccernet.com) and CricInfo (cricinfo.org), strategic relationships with major publishing organizations in Brazil (O ESTADO DE SAO PAULO), France (LE

MONDE), Germany (Verlagsgruppe Fleet), the Netherlands (World Online) and Spain (EL PAIS), as well as content from cbs.sportline.com and golfweb.com, to provide international sports coverage to fans worldwide. In addition, following its acquisition of GolfWeb, the Company also produces golf-related Web sites targeted to Australia, Canada, Japan and the United Kingdom, and has overseas offices in London and Tokyo.


 DEVELOP MULTIPLE DISTRIBUTION CHANNELS


     The Company intends to extend the SportsLine brand and leverage its sports content by syndicating its programming and distributing its proprietary content through a variety of media, including radio, third party and CBS affiliate Web sites, online services, news wire services, publications and e-mail. The Company currently produces the only all-sports radio programming broadcast exclusively over the Internet. In November 1997, the Company entered into an agreement to syndicate certain of its radio programming nationally to traditional over-the-air sports talk radio station affiliates of the SportsFan Radio Network. The Company also intends to capitalize on the experience of its management and its relationships with sports superstars, personalities and journalists to develop sports-oriented television programming.



SPORTS INFORMATION, PROGRAMMING AND DISTRIBUTION


     The Company offers a broad range of sports-related information and programming, which it delivers through its network of Web sites and other distribution channels.


 INFORMATION PROGRAMMING



  NEWS AND EDITORIALS             The Company's news organization provides up-to-date general sports news and information for all major professional and college sports 24 hours a day, seven days a week, including previews, game summaries, audio and video clips and color
                                  photographs, obtained from strategic partners and a variety of leading sports news organizations such as The Associated
                                  Press, CBS, Reuters, Pro Sports Xchange and SportsTicker.
                                  The Company also publishes exclusive editorials and analyses from its in-house staff of 30 writers and editors and more than
                                  35 freelance sports journalists.

  SCORES, STATISTICS AND ODDS     The Company delivers continuously updated, real-time scores, schedules, standings, player and team statistics and odds for all major professional and college sports from data providers
                                  including The Associated Press, Computer Sports World, Data
                                  Broadcasting Corporation, Elias Sports Bureau and
                                  SportsTicker and directly from the NBA, NFL and WNBA.

  FANTASY LEAGUES AND CONTESTS       Fantasy league enthusiasts can participate in SportsLine
                                     leagues or form their own leagues with customized rules,
                                     scoring and reporting. The Company administers player
                                     transactions (for example, drafts, trades, starting lineup selection and disabled list and minor league moves) and
                                     provides summaries of scoring, standings and roster
                                     transactions. Proprietary contests feature cash prizes, limited edition sports memorabilia and other awards based on the
                                     results of weekly, season-long or special event related games of skill. Regular sweepstakes and "giveaways" feature cash prizes, sports memorabilia, event tickets and other
                                     merchandise.

  LOCAL AND PERSONALIZED CONTENT     The Company packages its information and programming to
                                     enable users to follow local or regional team and event
                                     coverage, including weekly stories from college sports
                                     publications and team coverage from Pro Sports Xchange and columns, video and other content from College Sports
                                     Xchange. Members can personalize the information and
                                     programming they receive through the Company's "Personal
                                     SportsPage" and "Personal SportsMail," which are delivered over the Web or by e-mail.

  COMMUNITY CONTENT                  The Company hosts monitored interactive chat sessions with sports superstars and personalities, and experts on subjects such as sports memorabilia and fantasy leagues. The Company also hosts monitored forums devoted to sports-related topics.

  AUDIO                              The Company's radio studio produces over 60 hours of
                                     original, live programming each week, including interviews with superstars and notable sports personalities and regular commentary from leading sports analysts. One of the
                                     Company's sports and talk radio shows is broadcast on
                                     traditional radio stations in more than 50 markets in
                                     association with the SportsFan Radio Network. The Company
                                     also "cybercasts" syndicated radio shows from Sports Byline
                                     USA, Sports Overnight America and various experts on
                                     sports-related topics, and produces and distributes audio clips of interviews, press conferences and other audio surrounding major sports events.

  VIDEO                              The Company produces original video programming
                                     surrounding major sports events and live video interviews and
                                     "cybercasts" such as the Company's exclusive live Internet coverage of the Special Olympics All Star Cafe Celebrity
                                     Auction. The Company's coverage of major events such as the
                                     XVIII Olympic Winter Games and the Super Bowl XXXI
                                     features live video interviews and daily video clips covering the events and sports celebrities. The Company also
                                     distributes video highlights from NBA, NHL, CBS Sports and other sporting events.

 WEB SITES

     CBS.SPORTSLINE.COM, the Company's flagship Web site, features comprehensive, in-depth coverage of all major professional and college sports on a domestic and international basis, including the following:



   Baseball                          Football
     Major League Baseball             National Football League
     Minor League Baseball             Canadian Football League
     College                           College
   Hockey                            Basketball
     National Hockey League            National Basketball Association
     International Hockey League       Women's National Basketball Association
     American Hockey League            American Basketball League
     College                           College
   Auto Racing                       Olympic Sports
   Boxing                            Rugby
   Cricket                           Skiing
   Cycling                           Soccer
   Golf                              Tennis
   Health and Fitness                Volleyball
   Horse Racing                      Women's Sports

     cbs.sportsline.com won numerous awards during 1996, including the Internet Services Association's "Outstanding Innovation" award for Baseball LIVE!; a "Gold Medal" for Outstanding Olympic Coverage from THE WALL STREET JOURNAL; a "Members' Choice" designation from AOL; and NETGUIDE'S "Platinum Award" as one of the best sites on the Web. During 1997, cbs.sportsline.com won, among other awards, NetGuide's "Platinum Award" for overall site excellence and "Editor's Choice" from UK Plus, and was one of PC Magazine's top 25 sites on the Web. In March 1998, cbs.sportsline.com was awarded the 1998 Webby Award for sports.

     cbs.sportsline.com's comprehensive approach is exemplified by its coverage of Major League Baseball. In addition to up-to-date news, scores, standings, rosters, transaction reports and exclusive editorial commentary, cbs.sportsline.com features Baseball LIVE!, an online "stadium" that utilizes Shockwave technology to enable users to view a graphical depiction of real-time play-by-play action of Major League Baseball games in progress. Additional baseball coverage includes player and team statistics that are sortable by position, team and standing; chat rooms and baseball newsgroup links and contests. Fantasy league enthusiasts also can purchase SportsLine's fantasy league products, which include Fantasy Baseball and Commissioner. Fantasy Baseball enables participants to manage their own fantasy- or rotisserie-style baseball league in season-long and playoff competitions. Participants form leagues of up to 20 teams and utilize cbs.sportsline.com to administer all player transactions (for example, drafts, trades, starting lineup selection, disabled list and minor league moves) and obtain weekly summaries of scoring, standings and roster transactions. cbs.sportsline.com also offers Fantasy Baseball participants the ability to communicate in specially reserved chat rooms. Commissioner provides fantasy and rotisserie league participants a fully configurable interface to manage their own leagues, including customizing rules, scoring and reporting to their own preferences.

     GOLFWEB.COM, acquired by the Company in January 1998, provides golf-related content, interactive entertainment, membership services and merchandise domestically. The Company also provides golf-related content, interactive entertainment, membership services and merchandise internationally through Web sites targeted to golf enthusiasts in Australia, Canada, Japan and the United Kingdom. golfweb.com features tournament coverage from over 24 golf tours worldwide, including the PGA, LPGA and Senior PGA, and is the official Web site of the PGA European Tour. golfweb.com has a worldwide golf course directory with information on over 21,000 golf courses, as well as the Web's largest online discount golf pro shop.

     SPORTSLINE WORLDWIDE, launched as a separate Web site in February 1998, is dedicated to providing comprehensive coverage of international sports. SportsLine WorldWide features sports content from

Soccernet (soccernet.com), a Web site co-produced by the Company and THE DAILY MAIL, CricInfo (cricinfo.org), a London-based organization sanctioned by the International Cricket Council, and golfweb.com. SportsLine WorldWide also offers coverage of international sports, such as cricket and soccer, through strategic relationships with major publishing organizations in Brazil (O ESTADO DE SAO PAULO), France (LE MONDE), Germany (Verlagsgruppe Fleet), the Netherlands (World Online) and Spain (EL PAIS). Content provided by these publishers is displayed in foreign languages on the SportsLine WorldWide Web site, and the publishers distribute the Company's content in the English language on their own Web sites.


     VEGASINSIDER.COM, launched as a separate Web site in March 1997, provides sports gaming information and features electronic odds on all major sports events from the Las Vegas casinos, including the Stardust, the Flamingo Hilton, the MGM Grand and Bally's, plus lines from nationally recognized oddsmakers. Handicapping information includes commentary, matchup analysis and picks from some of the nation's leading sports handicappers. The site's news reporting is focused on a gaming perspective and provides detailed statistical and matchup analysis tools, including "against-the-spread" and "straight-up" records, team and player statistics and injury and weather reports. Live scoreboards provide breaking news and scores, updates, recaps and boxscores. Most of the content on vegasinsider.com is available only to paying members.


     WEB SITES FOR SPORTS SUPERSTARS AND PERSONALITIES. The Company has created and maintains Web sites for 13 sports superstars and personalities, including Joe Namath, Michael Jordan (jordan.sportsline.com), Tiger Woods (tigerwoods.com), Shaquille O'Neal (shaq.com), Wayne Gretzky (gretzky.com), Cal Ripken, Jr. (2131.com), Pete Sampras (sampras.com), Gabrielle Reece (gabbyreece.com), Emerson Fittipaldi (emmo.com), Mike Schmidt, Bill Walton and John Daly (gripitandripit.com). The Company has packaged these Web sites in a unique and entertaining site that includes all of SportsLine's athlete spokespersons. The superstar athlete site will include daily features and insights from athletes, the opportunity to belong to fan clubs, as well as radio interviews and chat sessions from active and retired athletes from around the world of sports.


     OTHER WEB SITES. The Company has created and maintains Web sites for sports organizations and major sports events, including the San Francisco Forty-Niners NFL franchise (sf49ers.com), The Golf Channel
(thegolfchannel.com), the PGA European Tour (europeantour.com), Soccernet (soccernet.com), CricInfo (cricinfo.org), the FedEx Orange Bowl
(orangebowl.org) and Golf Holidays (golfholidays.com).


     The Company is responsible for the technical development, production and maintenance of the Web sites it creates for athletes and sports organizations, as well as customer service, technical support and billing associated with the sale of premium features or merchandise. The Company's third party Web site agreements are for terms ranging from one to ten years and generally provide the Company the exclusive right to create a Web site for a sports superstar, personality, organization or affinity group, as well as to receive certain content for the Web site to use the athlete or organization's name, logos and other materials to promote the Company's business and products. In consideration for the rights granted under its third party Web site agreements, the Company has issued warrants to purchase Common Stock and, in certain instances, agreed to make cash payments. The Company generally is entitled to receive a percentage of the sponsorship, advertising and other revenue generated from third party Web sites it develops. The Company intends to capitalize on its Web site production capabilities and generate incremental revenue by building Web sites for other sports superstars, personalities, organizations and affinity groups that seek to establish a Web presence.


 OTHER DISTRIBUTION CHANNELS


     The inclusion of cbs.sportsline.com in the AOL service and the integration of cbs.sportsline.com into Microsoft's IE4 and Netscape's Netcaster Web browsers make the Company's sports content and programming readily accessible to the millions of Web users that access the Internet via these platforms. The Company also distributes its sports content and programming through relationships with other commercial online services (Prodigy), third party Web sites (Delta Airlines), high speed modems and television-based products (@Home, Media One and Netchannel), and other Internet-based products (C|NET's Snap!, WebTV, Air Media Live!, WaveTop and Audible). The Company believes that its original sports radio shows have broad appeal and has recently entered into an agreement to syndicate certain of its radio programming, both on the Internet and nationally to over-the-air sports talk radio stations. Currently, one of the Company's sports talk radio shows is being broadcast on more than 45 of the SportsFan Radio Network's affiliate stations. The Company also intends to develop distribution and revenue opportunities in other media, including news wire services, publications and e-mail.


ADVERTISING AND SALES


     The Company believes that the demographics of its audience are similar to the traditional sports advertisers' target market. Based on Company sponsored market research, users of the Company's Web sites are predominantly male, 95% are between the ages of 18 to 54, 48% have college degrees and 34% have an annual income greater than $75,000.


     The Company currently derives, and expects to continue to derive, a substantial portion of its revenue from advertising on its Web sites. The Company sells "banner" advertisements that allow interested readers link directly to the advertisers' own Web sites or to promotional sites created by the Company. The Company also offers sponsorship opportunities that enable advertisers to associate their corporate messages with the Company's coverage of athletes and marquee events (such as the World Series, the Super Bowl, the Olympics, the NBA Playoffs and the Stanley Cup Playoffs), special features of the Company's Web sites (including ScoreCenters or Baseball LIVE!) and special promotions, contests and events. The Company targets traditional sports advertisers, such as consumer product and service companies, sporting goods manufacturers and automobile companies, as advertisers on its Web sites.


     Advertising revenue has been derived principally from short-term advertising contracts on a per impression basis or for a fixed fee based on a minimum number of impressions. The Company's advertising rates generally range from $20.00 to $50.00 per thousand impressions. To enable advertisers to verify the number of impressions received by their advertisements and monitor their advertisements' effectiveness, the Company provides its advertisers with third party audit reports showing data on impressions received by their advertisements.


     The Company's in-house sales staff develops and implements its advertising strategies, including identifying strategic accounts and developing presentations and promotional materials. The Company has sales personnel located in Fort Lauderdale, New York, Chicago and San Francisco. The Company also plans to open a sales office in Detroit. The Company also capitalizes on its cross-marketing relationships with sports superstars, personalities, organizations and affinity groups by seeking sponsorships and advertisements from their sponsors. Pursuant to the CBS agreement, the Company and CBS's television network advertising sales personnel will coordinate advertising sales efforts for cbs.sportsline.com.

     From January 1, 1997 through February 28, 1998, more than 150 organizations from various industries advertised on the Company's Web sites, including the following representative advertisers, each of which placed more than $25,000 of advertising during this period:

AUTOMOTIVE
Acura
Buick
Chevrolet
Ford
Honda
Oldsmobile
Toyota

TECHNOLOGY
3Com
AOL
Autoweb.com
Compaq
Hewlett Packard
IBM
Intel
Microsoft
Netscape
PointCast
Preview Travel
RealNetworks
SAP
Sun Microsystems

CONSUMER
Anheuser Busch
Bausch & Lomb
Bugle Boy
Canon
Delta Airlines
Dupont
Gatorade
JC Penney
Pepsi
Perry Ellis
Rayovac
Reebok
Shell Oil
Sony Electronics
Xerox

TELECOMMUNICATIONS
AT&T
Bell South
Frontier Communications
MCI
Sprint
US WEST

PUBLISHING AND ENTERTAINMENT
Air Media
DirecTV
E-Pub
Electronic Arts
Harper Collins
MSNBC

FINANCIAL
AIG
Block Financial
Chase Manhattan Bank
Datek Securities
E*Trade
MBNA
Quick & Reilly
VISA

     No advertiser accounted for more than 8% of the Company's revenue during 1996 or more than 7% of the Company's revenue during 1997.

MEMBERSHIPS AND PREMIUM OFFERINGS


     Although most of the content on the Company's Web sites is free, users can purchase memberships and premium content and products. The Company also believes that it will be able to charge fees for access to "pay-per-view" content such as exclusive interviews, chat sessions or special coverage of major sports events. In addition, the Company has created an online fan club for Tiger Woods and expects to create additional online fan clubs for other superstar athletes. The Company also has the exclusive right to create the "offline" fan club for Tiger Woods.


     The following table sets forth certain information, as of February 28, 1998, concerning the Company's membership and premium service offerings:



}
}
}

MEMBERSHIPS         DESCRIPTION                                                                       PRICE RANGE
------------------- -------------------------------------------------------------------------------   -----------------
TEAM SPORTSLINE     PERSONAL SPORTSPAGE. Member-configured Web pages to follow selected teams and sports.
                    PERSONAL SPORTSMAIL. Information on members' favorite teams and sports delivered daily to their personal e-mail addresses.
                    ELECTRONIC ODDS. Fifteen minute delayed odds from premier Las Vegas casinos.
                    NATIONAL AND REGIONAL NEWS. Breaking news, photos and audio clips from
                    the Associated Press and exclusive stories from the Company's in-house            $4.95 monthly
                    editorial staff.                                                                  $39.95 annually
                    CONTESTS. Sports specific contests with travel, memorabilia and cash prizes.
                    SPECIAL EDITORIAL CONTENT. Sports birthdays, Playboy's Classic Sports

                    Interviews and access to a sports almanac.
                    SPORTS RADIO. Access to archived radio broadcasts.
                    CHAT ROOMS. Private chat rooms available only to members.
                    DISCOUNTS. Members receive discounts on merchandise, travel, entertainment and fantasy league products and services.

GOLFWEB             PLAYERS CLUB. Personalized golf instruction; performance tracking; discounts      $29.95 annually
                    on golf travel and merchandise; weekly newsletter; online golf handicap.

VEGAS INSIDER       ELECTRONIC ODDS. Fifteen minute delayed odds from premier Las Vegas casinos.
                    DETAILED MATCH-UP ANALYSIS. Game logs, "against-the-spread" and "straight-
                    up" records, team and player statistics, injury and weather reports and           $19.95 monthly
                    detailed write-ups from Computer Sports World.                                    $129.95 annually

                    HANDICAPPING EXPERTS. Picks, match-up analysis and editorial commentary.
                    LIVE SCOREBOARDS. Breaking scores, odds, updates, recaps, box scores and breaking news.
PREMIUM SERVICES
-------------------
FANTASY LEAGUES     CHALLENGE GAME. Multi-player leagues featuring overall, conference, league
AND FANTASY TOOLS   and weekly prizes.
                                                                                                      $19.95 - $49.95
                    FANTASY SOFTWARE/TOOLS. Team and league management, including sortable stats, Fantasy Scoring Center, Stats Projector and Trends Analysis.

ODDS AND PICKS      ELECTRONIC ODDS. Instant odds from premier Las Vegas casinos.                     $79.95 monthly
                                                                                                      $599.95 annually

                    PICK PACKS. Expert picks for college and professional games from well-known       $14.95 to $24.95
                    handicappers.                                                                     per pick pack

FAN CLUBS           CLUB TIGER. Membership certificate; personalized e-mail; quarterly newsletter; limited edition merchandise, such as bag tag and ID card, Nike

                                                                                                      $29.95 annually
                    T-shirt, collectible Titleist golf ball, special edition Topps photo and Tiger
                    Woods golf poster; All Star Cafe VIP Card.

PUBLICATIONS        ONLINE SUBSCRIPTIONS. Ten professional and more than 25 college sports
                    publications.                                                                     $4.99 - $59.95

     The Company offers potential members a 30-day free trial period. As is typical in the online services industry, a portion of the users who access the Company's service on a trial basis do not become members, and each month a portion of the Company's members terminate their memberships. The Company believes that its conversion and retention rates are consistent with industry averages for online and similar services.


MERCHANDISE


     During the fourth quarter of 1997, the Company launched The Sports Store (thesportstore.com), which offers a variety of branded sports merchandise, books, videos and unique collectible memorabilia, including (i) merchandise from recognized sporting goods manufacturers, such as K-Swiss and Wilson (ii) licensed apparel from Russell Athletics, Champion and Pro-Line (iii) league, event and team merchandise branded by organizations such as the NFL, MLB, NCAA and the FedEx Orange Bowl, (iv) unique sports superstar memorabilia, including items branded by Michael Jordan, Joe Namath, Emerson Fittipaldi, Gabrielle Reece, Cal Ripken and Wayne Gretzky, (v) CBS SportsLine branded merchandise from Champion and Lee, (vi) sports books, (vii) collectibles, trading cards and autographed memorabilia from Upper Deck, Pinnacle, Scoreboard and Mounted Memories and (viii) sports related art. The Company continues to establish relationships with vendors and licensors to enable it to offer, through third-party distributors, a branded selection of sports-related merchandise, including books and other sports publications, licensed apparel and other sports products, videos, specialty products and limited edition memorabilia and collectors items.


STRATEGIC RELATIONSHIPS


     The Company has established strategic relationships to provide marketing and cross promotional opportunities, to increase consumer awareness of the SportsLine brand, to build traffic on its Web sites and to obtain exclusive sports content for its Web sites.


     CBS. In March 1997, the Company entered into a five-year agreement with CBS pursuant to which CBS acquired a minority ownership interest in the Company and the Company's flagship Web site was renamed "cbs.sportsline.com". The agreement provides for cbs.sportsline.com to receive, among other things, at least $57 million of network television advertising and on-air promotion during the term of the agreement, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona 500. In addition, the Company has the right to use certain CBS logos and television-related sports content on cbs.sportsline.com and in connection with the operation and promotion of that Web site. CBS and the Company will seek to maximize revenue through a joint advertising sales effort and by creating merchandising opportunities. The agreement also provides the Company access to certain CBS television-related sports content and the potential to create distribution and revenue opportunities with more than 200 CBS affiliates throughout the United States. In addition, under the terms of the agreement, the Company and CBS will share advertising revenue on pages of cbs.sportsline.com that relate to certain CBS broadcast sports events or that contain CBS content. See "Certain Transactions--CBS Agreement."


     AOL. cbs.sportsline.com was the first Web site to become an "anchor tenant" on AOL's Sports Channel. Under its agreement with AOL, the Company has secured until September 1998 a continuous brand position on the Main Sports Screen of the AOL service as well as a programming presence on every other major sports screen within the AOL service, with links to the Company's Web sites. In addition, the Company will have the opportunity to sell its merchandise and memorabilia to AOL's subscribers through online marketing and promotional campaigns. The Company is entitled to receive "bounties" for new AOL subscribers acquired through disk distribution campaigns conducted by the Company in association with AOL. In consideration of the advertising impressions cbs.sportsline.com will receive on the Main Sports Screen and other areas of the AOL service, the Company will pay AOL cash and other consideration, including exclusive content, integrated on-air/online programming within CBS sports events and promotion of AOL and provision of advertising on the Company's Web sites.

     MICROSOFT. The Company's strategic marketing and content distribution agreement with Microsoft provides for Microsoft to promote the Company's service in conjunction with the commercial release of IE4 as a "Platinum Channel Partner." The Company will be one of 25 content providers to be permanently bundled into the "Active Desktop," thereby becoming an integrated component of every copy of IE4 distributed by Microsoft within the United States over the term of the agreement.

     SPORTS SUPERSTARS AND PERSONALITIES. The Company has established strategic relationships with sports superstars and personalities, including Michael Jordan, Tiger Woods, Joe Namath, Shaquille O'Neal, Wayne Gretzky, Joe Montana, Cal Ripken, Jr., Pete Sampras, Gabrielle Reece, Mike Schmidt, Emerson Fittipaldi, John Daly and Bill Walton, and advisory agreements with Mark McCormack (Chairman of International Management Group) and Edward DeBartolo, Jr. and Carmen Policy (the owner and President, respectively, of the San Francisco Forty Niners). Each of these individuals has agreed to serve as a spokesperson for the Company, to permit the Company to use his or her name, likeness and photographs on promotional materials and to be available to the Company to provide input on business and marketing strategies.

     SPORTS ORGANIZATIONS AND AFFINITY GROUPS. cbs.sportsline.com has been designated the "Official Online Service of the National Football League Players" by Players, Inc., the for-profit licensing subsidiary of the National Football League Players Association, and also has a strategic relationship with the San Francisco Forty Niners. The Company engages in cross promotional activities with these organizations and uses these relationships to increase its access to the organizations' individual athlete members, some of whom have participated in exclusive chat sessions on the Company's Web sites. The Company also maintains cross promotional relationships with other sports organizations and affinity groups for which it has created Web sites, including the PGA European Tour, the FedEx Orange Bowl and Sports Careers, a career consulting and placement service.

     IMG. In June 1995, the Company entered into a consulting agreement with International Merchandising Corporation ("IMG") which provided for IMG to provide certain services to the Company on an exclusive basis, including acting as the Company's representative and marketing agent in negotiations for the acquisition of rights to programs and events, access to IMG clients as content providers as well as implementing marketing plans for obtaining subscribers and sponsors. In June 1996, the Company and IMG entered into an amended agreement under which IMG also agreed to act as the Company's agent in negotiations with television broadcasters, athletes and strategic corporate partners. In April 1997, the Company and IMG agreed to expand, on a global basis, the services IMG provides to the Company.

     OTHER MEDIA RELATIONSHIPS. In addition to promotion on CBS television sports broadcasts, SportsLine receives television and radio promotion through its strategic media relationships with The Golf Channel and Sports Byline USA, the nation's largest syndicated sports radio network, including on-air commercials and live endorsements by Ron Barr, Sports Byline USA's Emmy Award winning host. The Company has developed similar cross promotional relationships with leading sports talk radio stations in several major metropolitan markets throughout the United States, and one of the Company's sports talk radio shows is currently being broadcast on traditional radio stations in more than 50 markets in association with the SportsFan Radio Network. The Company also receives promotional space within the print version of each of the publications it distributes through its Web sites.

     INTERNET AND ONLINE RELATIONSHIPS. Through a variety of strategic relationships, the Company receives broad exposure by distributing its proprietary sports content and programming through commercial online services (AOL and Prodigy), browsers and products (Microsoft's "Active Desktop", Netscape's "NetTop Channel Finder", WebTV, Audible, WaveTop, Air Media Live! and C|NET's Snap!), third party Web sites, (Delta Airlines), high speed modems and television-based products (@Home, Media One and Netchannel).


MARKETING

     The Company employs a variety of methods to promote the SportsLine brand and attract traffic and new members to its Web sites. In addition to on-air promotion on CBS television sports broadcasts,

The Golf Channel and Sports Byline USA, the Company advertises on other Web sites, in targeted publications and on sports talk radio stations, distributes promotional materials at selected sports events and engages in an ongoing public relations campaign. The Company is involved in a variety of promotions where links to its Web sites or coupons offering free trial memberships are bundled into software products distributed online or through other retail channels. The Company also has conducted limited direct mail campaigns targeting online or sports-oriented consumers. Whenever possible, the Company utilizes cross promotional arrangements to secure advertising and other promotional considerations.


     The Company's agreement with CBS provides for cbs.sportsline.com to receive, among other things, at least $57 million of network television advertising and on-air promotion during the term of the agreement, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona 500. The Company also receives on-air promotion on The Golf Channel's cable television programming, on Sports Byline USA's nationally syndicated radio broadcasts and on sports talk and other radio stations in several major metropolitan markets.


     To date, the most effective source of advertising for the Company has been Web advertising. The Company has advertised on a number of leading Web sites, including Excite, InfoSeek, Magellan, Microsoft Network, Netscape, the San Jose Mercury News, USA Today, WebCrawler and Yahoo! The Company also actively pursues links to its Web sites from other popular Web sites, and the Company's Web sites are listed in the directories of most major search engine sites, including Excite, InfoSeek, Lycos and Yahoo!


     The Company's print marketing has consisted primarily of advertisements in targeted sports publications, including BASEBALL AMERICA, FANTASY BASEBALL, LINDY'S professional and college football publications, PRO FOOTBALL WEEKLY, THE SPORTING NEWS, STREET & SMITH and USA TODAY-BASEBALL WEEKLY, and online publications, including NETGUIDE, HOME PC, ONLINE ACCESS and MULTIMEDIA ONLINE. The Company's print advertisements also appear regularly in more than 25 college sports publications. Most of the Company's print advertisements are the result of barter or "per inquiry" agreements where no initial cash payments to the publication are required.


     The Company's agreements with sports organizations and affinity groups typically provide for the Company to receive exposure in any print, television and marketing vehicles utilized by the organizations or affinity groups to promote themselves or their products or services and for the distribution of the Company's promotional materials at events or industry shows in which they participate.


MEMBER SERVICE AND SUPPORT


     The Company believes that member service and support are important to its ability to attract and retain members. The Company's member support staff provides toll free telephone support, responds to customer requests concerning technical aspects of the Company's Web sites or certain third party software and conducts inbound and outbound telemarketing on an 18 hour a day, seven day a week basis. The Company does not charge for service and support.


COMPETITION


     The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for consumers' attention and spending has proliferated with no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company competes, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies: (i) Web sites targeted to sports enthusiasts generally (such as ESPN SportsZone and CNN and Sports Illustrated's CNN/SI) or to enthusiasts of particular sports (such as Web sites maintained by Major League Baseball, the NFL, the NBA and the NHL); (ii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites; (iii) general purpose consumer online services such as AOL and Microsoft Network, each of which provides access to sports-related content and services; (iv) vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and (v) Web search and retrieval services, such as Excite, InfoSeek, Lycos and Yahoo!, and other high-traffic Web sites, such as those operated by C|NET and Netscape. The Company anticipates that the number of its direct and indirect competitors will increase in the future. Management believes that the Company's most significant competitors are ESPN SportsZone and CNN/SI, Web sites which offer a variety of sports content.


     The Company believes that the principal competitive factors in attracting and retaining users and members are the depth, breadth and timeliness of content, the ability to offer compelling and entertaining content and brand recognition. Other important factors in attracting and retaining users include ease of use, service quality and cost. The Company believes that the principal competitive factor in attracting and retaining content providers and merchandisers is the Company's ability to offer sufficient incremental revenue from licensing fees, bounties and online sales of product or services. The Company believes that the principal competitive factors in attracting advertisers include the number of users and members of the Company's Web sites, the demographics of the Company's user and membership bases, price and the creative implementation of advertisement placements. There can be no assurance that the Company will be able to compete favorably with respect to these factors.


     Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, significantly greater name recognition and substantially larger user or membership bases than the Company and, therefore, have a significantly greater ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in Internet user requirements and to devote greater resources than the Company to the development, promotion and sale of their services. There can be no assurance that the Company's current or potential competitors will not develop products and services comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect the Company's business, results of operations and financial condition. In addition, as the Company expands internationally, it may face new competition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company would not have a material adverse effect on its business, results of operations and financial condition.


GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES


     The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. However, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. On June 26, 1997, the United States Supreme Court held unconstitutional certain provisions of the Communications Decency Act of 1996, which, among other things, imposed criminal penalties for transmission of or allowing access to certain obscene communications over the Internet and other computer services, intended to protect minors. The adoption of similar laws or regulations in the future may decrease the growth of commercial online services and the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's costs of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain and could expose the Company to substantial liability, for which the Company might not be indemnified by content providers.


     The Company's contests and sweepstakes may be subject to state and federal laws governing lotteries and gambling. The Company seeks to design its contest and sweepstakes rules to fall within exemptions from such laws and restricts participation to individuals over 18 years of age who reside in jurisdictions within the United States and Canada in which the contests and sweepstakes are lawful. There can be no assurance that the Company's contests and sweepstakes will be exempt from such laws or that the applicability of such laws to the Company would not have a material adverse effect on the Company's business, results of operations and financial condition.


INTELLECTUAL PROPERTY


     The Company's performance and ability to compete are dependent to a significant degree on its internally developed content and technology. The Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements with its employees and with third parties and contractual provisions to establish and protect its proprietary rights. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate, that the Company will be able to secure trademark registrations for all of its marks in the United States and/or foreign countries, or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the Company's services. In the future, litigation may be necessary to enforce and protect the Company's trade secrets, copyrights and other intellectual property rights.


     On March 25, 1997, Weatherline, a company that provides pre-recorded weather and sports information by telephone, filed a complaint against the Company in the United States District Court for the Eastern District of Missouri. Weatherline owns a United States trademark registration for the mark "Sportsline" for use in promoting the goods and services of others by making sports information available to customers of participating businesses through the telephone, and claims to have used the mark for this purpose since 1968. The complaint alleges that the Company's use of the mark "SportsLine USA" and other marks utilizing the term "SportsLine" infringes upon and otherwise violates Weatherline's rights under its registered trademark and damages Weatherline's reputation. The complaint seeks a preliminary and permanent injunction against the Company from using marks containing the term "SportsLine" or any other similar name or mark which would be likely to cause confusion with Weatherline's mark. The complaint also seeks actual and punitive damages and attorneys' fees. The Company believes that its use of the "SportsLine" mark and "SportsLine" derivative marks does not infringe upon or otherwise violate Weatherline's trademark rights. The Company has filed an answer in which it denied all material allegations of the complaint and asserted several affirmative defenses. The action is still in the discovery stage, and a trial is currently scheduled for September 1998. The Company intends to vigorously defend itself against the action. The legal costs that may be incurred by the Company in defending itself against this action could be substantial, and the litigation could be protracted and result in diversion of management and other resources of the Company. In a separate matter, a request for an extension of time to oppose the Company's application to register the current version of the SportsLine USA logo has been filed by Weatherline with the USPTO. There can be no assurance that the Company will prevail in the lawsuit or any related opposition proceeding at the USPTO, and an adverse decision in this lawsuit could result in the Company being prohibited from further use and registration of the "SportsLine" mark and "SportsLine" derivative marks and being ordered to pay substantial damages and attorneys' fees to Weatherline, either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     There can be no assurance that third parties will not bring copyright or trademark infringement claims against the Company in addition to the lawsuit filed by Weatherline referred to above, or claim that the Company's use of certain technologies violates a patent. If it is determined that the Company has infringed upon a third party's proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to the Company, if at all. The inability to obtain any required license on satisfactory terms could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If competitors of the Company prepare and file applications in the United States that claim trademarks used or registered by the Company, the Company may oppose those applications and have to participate in proceedings before the USPTO to determine priority of rights to the trademark, which could result in substantial costs to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could require the Company to license disputed rights from third parties or to cease using such trademarks. Any such litigation would be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, results of operations and financial condition. Adverse determinations in such litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from selling its services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, inasmuch as the Company licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase; because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations.


     In 1996, the Company was issued a United States trademark registration for its former SportsLine USA logo. The Company has applied to register in the United States its current SportsLine USA logo and a number of other marks, several of which include the term "SportsLine USA." The Company has filed applications to register "SportsLine" marks in Australia and the United Kingdom. There can be no assurance that the Company will be able to secure adequate protection for these trademarks in the United States or in foreign countries. Many foreign countries have a "first-to-file" trademark registration system; and thus the Company may be prevented from registering its marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that competitors of the Company or others will adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect its "SportsLine" mark and other marks adequately could have a material adverse effect on the Company's business, results of operations and financial condition.


     The Company grants users of cbs.sportsline.com a license to use the Company's service under an agreement that prohibits the unauthorized reproduction or distribution of the Company's licensed and proprietary content. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's service or to obtain and use information that the Company or its content providers regard as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights.


EMPLOYEES


     The Company had 202 full-time employees as of December 31, 1997, of which 64 were in editorial and operations, 67 were in technical and product development, 49 were in sales and marketing, and 22 were in finance and administration. The Company's future success depends in large part upon its ability to attract and retain highly qualified employees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its senior management or other key employees or that it will be able to attract and retain additional qualified personnel in the future. The

Company's employees are not represented by any collective bargaining organization, and the Company considers its relations with its employees to be good.


INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY


     The Company makes its Web sites available through multiple servers, primarily Sun Microsystems models Ultra 2 (18), Ultra 450 (6), Ultra 4000 (2), Ultra 1 (3) and Sparc 1000E (4), as well as twenty-eight (28) IBM-compatible PC servers. The Company's servers run on Sun Solaris, Microsoft Windows and Microsoft NT operating systems. The Company uses the Netscape family of Commercial Applications Software for its Web servers, publishing systems, merchandise systems and secure credit card capture and billing. The Company has worked closely with Netscape in the implementation of the Company's Web sites. Capabilities in place include bulletin boards, mail, chat (including regular text based chat as well as Virtual Reality worlds with integrated chat), news groups, merchandising, streaming audio and video, and interactive Java and Shockwave applications.


     The Company maintains all of its computer systems at its Fort Lauderdale, Florida corporate headquarters and maintains mirror sites for its Web sites at a host facility in Santa Clara, California. The Company's operations are dependent upon its ability to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond the Company's control. The Company maintains access to the Internet through three third-party providers, each of which maintains a DS3 connection running at 45 megabits per second connected to three routers in the Company's facility. Redundant fiber optic cables from the Company's building connect with each local Internet provider's fiber network. The Company's Internet connections are fully redundant, so that if a failure in the network or equipment of one service provider occurs, traffic is automatically routed through to the other provider. All of the Company's computer equipment is powered by an uninterruptible power supply ("UPS"), which is backed up by a diesel generator designed to provide power to the UPS within seconds of a power outage. In addition, all of the Company's production systems are copied to backup tapes each night and stored at a third party, off-site storage facility. All of the Company's computer equipment is insured at replacement cost and the Company has developed a comprehensive, out-of-state disaster recovery plan to respond to system failures. The Company has an arrangement with Comdisco Disaster Recovery Services ("CDRS") which provides that in the event the Company's facility cannot provide service for any reason, the Company's backup tapes would be shipped to Comdisco's New Jersey facility where they will be loaded to replicate and restore the Company's service. Moreover, the Company has leased space in CDRS's Business Recovery Center in Atlanta, Georgia. In the event of a system failure, the Company's engineering and content production staff would have access to hardware and software in Atlanta similar to that used at the Company's facility. The equipment in Atlanta is connected to the production systems in New Jersey via Comdisco's private high speed network. Notwithstanding the precautions taken by the Company, any disruption in the Company's Internet access, failure of the Company's third party providers to handle higher volumes of users or damage or failure that causes system disruptions or other significant interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.


EXECUTIVE OFFICERS


     The executive officers of the Company are as follows:



  NAME                             AGE                   POSITION
  ----                            -----   -------------------------------------
  Michael Levy ................    51     Chairman of the Board, President and
                                          Chief Executive Officer
  Kenneth W. Sanders ..........    41     Chief Financial Officer
  Mark J. Mariani .............    41     Executive Vice President, Sales
  Andrew S. Sturner ...........    33     Vice President, Business Development

     MICHAEL LEVY has served as the President, Chief Executive Officer and Chairman of the Board of the Company since its inception in February 1994. From 1979 through March 1993, Mr. Levy served as President, Chief Executive Officer and as a director of Lexicon Corporation, a high technology company specializing in data communications and signal processing technology. From January 1988 to June 1993, Mr. Levy also served as Chairman of the Board and Chief Executive Officer of Sports-Tech International, Inc., a company engaged in the development, acquisition, integration and sale of computer software, equipment and computer-aided video systems used by professional, collegiate and high school sports programs. Between June 1993 and February 1994, Mr. Levy was a private investor.


     KENNETH W. SANDERS has served as the Chief Financial Officer of the Company since September 1997. From January 1996 to August 1997, Mr. Sanders served as Senior Vice President, Chief Financial Officer of Paging Network, Inc., the world's largest paging company. From May 1993 to December 1995, Mr. Sanders served as Executive Vice President, Chief Financial Officer and a director of CellStar Corporation, an integrated wholesaler and retailer of cellular phones and related products. Between July 1979 and April 1993, Mr. Sanders was with KPMG Peat Marwick, most recently as an Audit Partner from July 1990 to April 1993.


     MARK J. MARIANI has served as the Company's Executive Vice President, Sales since April 1996. From August 1991 to March 1996, Mr. Mariani served as Executive Vice President of Sports Sales for Turner Broadcasting Sales, Inc. From June 1990 to August 1991, Mr. Mariani served as Senior Vice President and National Sales Manager for CNN in New York, and from May 1986 to June 1990, Mr. Mariani served as Vice President for CNN Sales Midwest. Prior to joining Turner Broadcasting, Mr. Mariani served as an Account Executive for WBBM, an owned and operated CBS television station in Chicago, Illinois.


     ANDREW S. STURNER has served as the Company's Vice President, Business Development since June 1995. From May 1994 to June 1995, Mr. Sturner served as Vice President of Business Development for MovieFone, Inc., an interactive telephone service company. From March 1993 to May 1994, Mr. Sturner served as President of Interactive Services, an interactive audiotext development company which he co-founded in 1992. From August 1990 to March 1993, Mr. Sturner was a bankruptcy associate at the law firm of Stroock & Stroock & Lavan.


ITEM 2. PROPERTIES.


     The Company's corporate headquarters are located in Fort Lauderdale, Florida. The Company leases approximately 20,000 square feet in two adjacent buildings under two leases, which expire in June 2000 and September 2001, respectively, with an option to extend the latter lease for a five-year term. The Company also leases on a month-to-month basis an additional 7,000 square feet of office space near its corporate headquarters, and has sales offices in Chicago, New York and San Francisco. GolfWeb maintains offices in Cupertino, California; London, United Kingdom; and Tokyo, Japan. The Company currently is seeking additional facilities for its operations, and believes that it will be able to obtain additional space on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS.


     On March 25, 1997, a lawsuit alleging various trademark infringement claims was filed against the Company. A description of the lawsuit is contained under the caption "Intellectual Property" in "Item 1. Business" of this Annual Report on Form 10-K.


     From time to time, the Company may be involved in other litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1997.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.


MARKET PRICES FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SPLN" since November 13, 1997. The following table sets forth for the year ended December 31, 1997 the range of high and low closing prices per share of Common Stock, as reported by the Nasdaq National Market:


                                                                 HIGH          LOW
                                                             -----------   ----------
   1997
   Fourth Quarter (commencing November 13, 1997) .........     $ 10.75       $ 7.75

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.


     As of February 28, 1998, the Company had approximately 100 shareholders of record. The Company believes that the number of beneficial owners of the Common Stock is in excess of 300.


SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED DECEMBER 31, 1997


     During the year ended December 31, 1997, the Company issued and sold the following securities without registration under the Securities Act:


     (1) In March 1997, the Company issued to US West Interactive Services, Inc. 960,000 shares of Common Stock for aggregate cash consideration of $7,920,000. Such shares were issued upon exercise of warrants that were granted in September 1996.


     (2) In March 1997, the Company issued to CBS Inc. 752,273 shares of Common Stock and warrants to purchase 380,000 shares of Common Stock. The consideration for such shares and warrants consisted of licenses to CBS logos and content and CBS's agreement to provide the Company specified minimum amounts of advertising and promotion.


     (3) During the year ended December 31, 1997, the Company issued warrants to purchase a total of 388,188 shares of Common Stock to Richard Horrow (January 17, 1997--10,000 and October 1, 1997--10,000), Cal Ripken, Jr.
(February 28, 1997--10,000), Edward DeBartolo (February 28, 1997--40,000),
Carmen Policy (February 28, 1997--40,000), International Management Group (January 1, 1997--38,661, September 30, 1997--9,527 and November 13,
1997--3,649), Michael Jordan (June 20, 1997--
160,000) and Tiger Woods (July 1, 1997--80,000), principally in exchange for advisory and consulting services.


     (4) During the year ended December 31, 1997, the Company issued options to purchase a total of 860,600 shares of Common Stock to employees pursuant to the Company's stock option plans.


     No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") on the basis that they were issued under circumstances not involving a public offering, or, in the case of certain options and warrants to purchase Common Stock, Rule 701 of the Securities Act.


USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES


     On December 16, 1997, the Company completed an initial public offering of its Common Stock, $0.01 par value (the "IPO"). The managing underwriters in the IPO were BancAmerica Robertson

Stephens, Cowen & Co. and NationsBanc Montgomery Securities Inc. The shares of Common Stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration Number 333-25259). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on November 13, 1997.


     On November 13, 1997, the Company commenced the IPO. The IPO terminated on December 16, 1997 after the Company had sold 4,025,000 shares of Common Stock pursuant to the Registration Statement. All of the shares were sold by the Company (including 525,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option). The assumed offering price was $9.00 per share for an aggregate price of the offering amount registered of $36,225,000. Of the 4,025,000 shares sold in the IPO, (i) 3,218,549 shares were sold at a price to the public of $8.00 per share for an aggregate offering price of $25,748,392 and (ii) 672,043 shares and 134,408 shares were sold to Intel Corporation and Mitsubishi Corporation, respectively, at a price of $7.44 per share (the Price to Public less the Underwriting Discounts and Commissions) for an aggregate offering price of $5,999,995.


     From the effective date of the Registration Statement through December 16, 1997, the Company paid an aggregate of $2,254,000 in underwriting discounts and commissions. In addition, the Company estimates that it incurred approximately $600,000 in other expenses in connection with the IPO, (including the registration fees of the SEC, the National Association of Securities Dealers, Inc. and the Nasdaq National Market; printing expenses; accounting and legal fees and expenses; Transfer Agent's fees and expenses; and road show expenses). None of such expenses were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.


     After deducting the underwriting discounts and commissions and the IPO expenses described above, net proceeds to the Company from the IPO were approximately $30,000,000. The entire amount has been allocated for general corporate purposes, including working capital requirements of the Company resulting from its growth. None of the net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6. SELECTED FINANCIAL DATA.


     The selected balance sheet data set forth below as of December 31, 1996 and 1997, and the selected statement of operations data for the years ended December 31, 1995, 1996 and 1997 have been derived from the Company's audited financial statements, which statements have been audited by Arthur Andersen LLP, independent certified public accountants. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.



                                                   FEBRUARY 23, 1994
                                                      (INCEPTION)
                                                        THROUGH                   YEAR ENDED DECEMBER 31,
                                                     DECEMBER 31,      ---------------------------------------------
                                                         1994               1995           1996            1997
                                                  ------------------   -------------   ------------   --------------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
         STATEMENT OF OPERATIONS DATA:
Revenue .......................................       $       --        $       52     $   2,437       $    10,327
Cost of revenue ...............................               --               757         3,395             7,650
                                                      ----------        ----------     ---------       -----------
Gross margin (deficit) ........................               --              (705)         (958)            2,677
Operating expenses:
 Product development ..........................               58               633           939             1,300
 Sales and marketing ..........................               59             1,179         5,568            10,874
 General and administrative ...................              309             2,662         4,795             7,515
 Depreciation and amortization ................               16               193           824            10,285
                                                      ----------        ----------     ---------       -----------
  Total operating expenses ....................              442             4,667        12,126            29,974
                                                      ----------        ----------     ---------       -----------
Loss from operations ..........................             (442)           (5,372)      (13,084)          (27,297)
Interest expense ..............................               --               (50)         (136)              (74)
Interest and other income, net ................               38                92           365               836
                                                      ----------        ----------     ---------       -----------
Net loss ......................................       $     (404)       $   (5,330)    $ (12,855)      $   (26,535)
                                                      ==========        ==========     =========       ===========
Net loss per share--basic and diluted .........       $    (0.19)       $    (1.42)    $   (1.92)      $     (2.54)
                                                      ==========        ==========     =========       ===========
Weighted average common and common
 equivalent shares outstanding--basic and
 diluted ......................................        2,071,869         3,748,241     6,681,043        10,459,138
                                                      ==========        ==========     =========       ===========


                                                                          DECEMBER 31,
                                                 --------------------------------------------------------------
                                                      1994            1995            1996            1997
                                                 -------------   -------------   -------------   --------------
                                                                         (In thousands)
BALANCE SHEET DATA:
Cash and marketable securities ...............    $    1,666      $      184      $   13,994      $    32,158
Working capital (deficit) ....................         1,656          (1,944)         11,779           30,567
Total assets .................................         1,962           2,496          17,850           42,945
Long-term obligations, net of current
 maturities ..................................            --             684             409              389
Total shareholders' equity (deficit) .........         1,910            (452)         14,273           35,564

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," BELOW, AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION ALSO SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "ITEM 6. SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" OF THIS ANNUAL REPORT ON FORM 10-K.


OVERVIEW


     SportsLine USA is a leading Internet-based sports media company that provides branded, interactive information and programming as well as merchandise to sports enthusiasts worldwide. Traffic on the Company's Web sites has increased significantly since the commercial launch of sportsline.com in August 1995 to a daily average of 2,834,000 page views and 478,000 visits during January 1998, increases of 282% and 348%, respectively, from January 1997 to January 1998. In addition, the Company had approximately 51,000 paying members as of February 28, 1998.


     The Company's activities during the period from February 23, 1994 (inception) through December 31, 1994 and the year ended December 31, 1995 primarily related to recruiting personnel, licensing and creating content, developing and enhancing its software and hardware infrastructure, negotiating relationships with sports superstars, personalities, organizations and affinity groups, and raising capital. Although most of the content on the Company's Web sites is free, users of the Company's Web sites can purchase memberships and premium content and products. Prior to March 1996, substantially all of the Company's revenue was derived from membership subscriptions and fees for premium services. The Company first recognized advertising revenue in March 1996. Advertising revenue and fees from memberships and premium services constituted approximately 64% and 36%, respectively, of the Company's total revenue in 1996 and 53% and 26%, respectively, of the Company's total revenue in 1997. The Company also derived revenue from content licensing, primarily barter. In the fall of 1997, the Company launched a redesigned merchandise area, The Sports Store (thesportstore.com), from which it derives revenue offering consumers a wide assortment of branded sports merchandise, licensed apparel, league, event and team merchandise and unique sports superstar collectibles and memorabilia. The Company also expects to syndicate its content in other media, such as radio, and to develop web sites for third parties. Through December 31, 1997, the Company has not received any syndication or any significant site development revenue.


     Advertising revenue is recognized in the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions," or times that advertisements appear in page views downloaded by users. Revenue relating to monthly memberships is recognized in the month the service is provided. Revenue relating to annual memberships and seasonal sports contests is recognized ratably over the life of the membership agreement or contest period. Accordingly, amounts received for which services have not yet been provided are recorded as deferred revenue on the Company's balance sheets. Content licensing revenue is recognized over the period of the license agreement as the Company delivers its content. Merchandise revenue is recognized once the product has been shipped and payment is assured.


     On January 29, 1998, the Company acquired all of the outstanding capital stock of GolfWeb in exchange for approximately 844,490 shares of Common Stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of Common Stock. The acquisition is being accounted for under the "pooling-of-interests" accounting method. Accordingly, the Company's financial statements will be restated to include the accounts of GolfWeb after post-combination results have been published (I.E., after the Company releases its financial results for the first quarter of
1998). See Note 9 of Notes to Financial Statements.

RESULTS OF OPERATIONS


REVENUE


     Total revenue for the year ended December 31, 1997 was $10,327,000 compared to $2,437,000 for the year ended December 31, 1996 and $52,000 for the year ended December 31, 1995. The increase in revenue in each period was due to increased advertising sales, as well as increased revenue from sale of merchandise, memberships and premium service fees, and content licensing. Advertising revenue for the years ended December 31, 1997, 1996 and 1995 accounted for approximately 53%, 64% and 0%, respectively, of total revenue. Advertising revenue increased primarily as a result of higher number of impressions sold and additional sponsors advertising on the Company's Web sites. During 1997, the Company increased its sales efforts, including expanding its sales force and opening sales offices in New York City, San Francisco, Chicago, and Atlanta. In addition to increased sales efforts, the number of impressions available on the Company's Web sites increased as more content was produced. Membership revenue increased as a result of additional member signups and retention. Basic membership fees remained the same during 1996 and 1997. Premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as increased number of premium products, including the Company's VEGASINSIDER.COM Web site, which was launched in March 1997. Merchandising revenue increased to $286,000 for the year ended December 31, 1997 compared to $3,300 and $0 for the years ended December 31, 1996 and 1995, respectively. During the fourth quarter of 1997, the Company launched The Sports Store (thesportstore.com), which offers a variety of branded sports merchandise, books, videos and unique collectible memorabilia. See "Business--Merchandise." As of December 31, 1997, the Company had deferred revenue of $1,800,000 relating to cash or receivables for which services had not yet been provided.


     Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 22%, 21% and 0% of total revenue for the year ended December 31, 1997, 1996 and 1995, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships as appropriate.


COST OF REVENUE


     Cost of revenue consists primarily of content fees to third parties and payroll and related expenses for the Company's editorial and operations staff who are responsible for creating content on the Company's Web sites and radio programs. Telecommunications, Internet access and computer related expenses for the support and delivery of the Company's services are also included in cost of revenue. Cost of revenue also consists of cost of merchandise sold as well as prizes awarded to contestants in the Company's various contests. Also included in cost of revenue are royalty and other payments paid to certain content providers, technology and marketing partners and celebrity athletes based on membership levels or percentage of revenue generated subject, in certain instances, to specified minimum amounts.


     Cost of revenue for the year ended December 31, 1997 was $7,650,000 compared to $3,395,000 and $757,000 for the years ended December 31, 1996 and 1995, respectively. The increase in cost of revenue from year to year was primarily the result of increased content fees, athlete/personality fees incurred, as well as increases in editorial and operations staff necessary for the production of sports-related information and programming on the Company's Web sites. In addition, telecommunications cost has increased each year as the Company increased its capacity to provide support and delivery of its services to the increased traffic on its Web sites. The Company anticipates that cost of revenue will grow as it increases staffing to expand its services, increases its merchandising efforts, incurs higher content and royalty fees and as the Company requires more bandwidth from its ISPs. As a percentage of revenue, cost of revenue decreased to 74% for the year ended December 31, 1997 from 139% and 1,456%, for the years ended December 31, 1996 and 1995, respectively.

OPERATING EXPENSES


     PRODUCT DEVELOPMENT. Product development expense consists primarily of consulting and employee compensation and related expenses required to support the development of existing and new service offerings and proprietary content. These costs are expensed as incurred.


     Product development expense was $1,300,000 for the year ended December 31, 1997 compared to $939,000 and $633,000 for the years ended December 31, 1996 and 1995, respectively. The increase in product development expense in each period was primarily attributable to increases in technical personnel and associated costs relating to developing the features and functionality of the Company's Web sites. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest significant resources in product development. As a percentage of revenue, product development expense decreased to 13% for the year ended December 31, 1997 from 39% and 1,217%, for the years ended December 31, 1996 and 1995, respectively.


     SALES AND MARKETING. Sales and marketing expense consists of salaries and related expenses, advertising, marketing, promotional, business development and public relations expenses and member acquisition costs. Member acquisition costs consist primarily of the direct costs of member solicitation, including advertising on other Web sites and Internet search engines, and the cost of obtaining qualified prospects from direct marketing programs and from third parties. The Company expenses member acquisition costs as incurred.


     Sales and marketing expense was $10,874,000 for the year ended December 31, 1997 compared to $5,569,000 and $1,179,000 for the years ended December 31, 1996 and 1995, respectively. The increase in sales and marketing expense in each year was primarily the result of the growth in the number of personnel and related costs and increased advertising on other Web sites and Internet search engines. Barter transactions accounted for approximately 21% and 9% of sales and marketing expense for the year ended December 31, 1997 and 1996, respectively. The increase in the proportionate amount of barter expense was due to the use of barter for content licensing during 1997. As a percentage of revenue, sales and marketing expense decreased to 105% for the year ended December 31, 1997 from 229% and 2,267%, for the years ended December 31, 1996 and 1995, respectively.


     GENERAL AND ADMINISTRATIVE. General and administrative expense consists of salary and related costs for executive, finance and accounting, technical and customer support, human resources and administrative functions as well as professional service fees. General and administrative expense for the year ended December 31, 1997 was $7,515,000 compared to $4,794,000 and $2,662,000 for the years ended December 31, 1996 and 1995, respectively. The increase in general and administrative expense in each period was primarily attributable to salary and related expenses for additional personnel, higher professional fees and recruitment expenses. The Company increased general and administrative expense in each year to develop and maintain the administrative infrastructure necessary to support the growth of its business. As a percentage of revenue, general and administrative expense decreased to 73% for the year ended December 31, 1997 from 197% and 5,119%, for the years ended December 31, 1996 and 1995, respectively.


     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of the depreciation of property and equipment, amortization of costs associated with consulting agreements and, beginning in March 1997, the amortization of deferred advertising and content costs relating to the CBS agreement. Depreciation and amortization expense for the year ended December 31, 1997 was $10,284,000 compared to $824,000 and $193,000 for the years ended
December 31, 1996 and 1995, respectively. The increase in depreciation and amortization expense from 1995 to 1996 was primarily attributable to increases in property and equipment. The increase in depreciation and amortization expense from 1996 to 1997 was primarily due to the amortization of amounts related to the CBS agreement and to a much lesser extent additional property and equipment.


     Under the Company's agreement with CBS, the Company will issue at the beginning of each contract year shares of Common Stock and warrants to purchase Common Stock in consideration of

CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content will be recorded annually in the balance sheet as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. See Note 5 of Notes to Financial Statements. Total annual expense under the CBS agreement was $7,835,000 for the year ended December 31, 1997, and will be $12,001,000 in 1998, $12,001,000 in 1999, $15,001,000 in 2000 and $15,001,000 in 2001.


     INTEREST EXPENSE. Interest expense consists primarily of interest paid on the Company's existing equipment line of credit, on capital lease obligations and on short-term loans that have been repaid. Interest expense was $74,000 for the year ended December 31, 1997 compared to $136,000 and $50,000 for the years ended December 31, 1996 and 1995, respectively. The decrease in interest expense from 1996 to 1997 was primarily due to the repayment of a $973,000 term loan during 1996. In addition, in January 1997 the Company paid off the balance due under a capital lease of telecommunications equipment.


     INTEREST AND OTHER INCOME, NET. Interest and other income, net primarily represents interest earned on cash and cash equivalents and marketable securities. Interest and other income, net for the year ended December 31, 1997 was $836,000 compared to $365,000 and $92,000 for the years ended December 31, 1996 and 1995, respectively. The increase from year to year was primarily attributable to the higher average investments in cash and cash equivalents and, in 1997, marketable securities of the proceeds from the IPO. The Company anticipates that interest income will increase in future periods as a result of the investment of the net proceeds from the IPO and this offering pending other uses.


     INCOME TAXES. No provision for federal and state income taxes has been recorded as the Company incurred net operating losses through December 31, 1997. As of December 31, 1997, the Company had approximately $44,000,000 of net operating loss carryforwards for Federal income tax purposes, expiring from 2009 to 2012, available to offset future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting the Company's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full 100% valuation allowance has been recorded to reduce the deferred income tax assets to $0. See Note 7 of Notes to Financial Statements.

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth selected unaudited quarterly statement of operations data for the years ended December 31, 1996 and 1997. The selected statement of operations data has been prepared substantially on the same basis as the financial statements appearing elsewhere in this Prospectus and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The results of operations for any quarter are not necessarily indicative of results to be expected in any future period.



                                                                     QUARTER ENDED
                              --------------------------------------------------------------------------------------------
                               MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,    DEC. 31,
                                  1996       1996        1996       1996        1997       1997        1997        1997
                              ----------- ---------- ----------- ---------- ----------- ---------- ----------- -----------
                                                         (In thousands, except per share data)
Revenue:
 Advertising ................  $     30    $    312   $    426    $    783   $    715    $    930   $  1,420    $  2,349
 Membership and
   fee-based services .......        66         127        212         478        520         537        672         963
 Merchandising ..............        --          --         --           2          3          24         43         216
 Other ......................        --          --         --           1         15          58        930         932
                               --------    --------   --------    --------   --------    --------   --------    --------
  Total revenue .............        96         439        638       1,264      1,253       1,549      3,065       4,460
Loss from operations ........    (2,334)     (2,766)    (3,613)     (4,371)    (4,754)     (6,716)    (8,017)     (7,809)
Net loss ....................    (2,374)     (2,696)    (3,585)     (4,200)    (4,603)     (6,513)    (7,874)     (7,545)
Net loss per share--basic
  and diluted ...............  $  (0.50)   $  (0.41)  $  (0.54)   $  (0.49)  $  (0.52)   $  (0.63)  $  (0.76)   $  (0.62)

     The Company's revenue has increased sequentially in each quarter during 1996 and 1997, with the exception of the first quarter of 1997, in which revenue declined as compared to the previous quarter. The Company believes that this decrease in revenue is largely the result of seasonality in its business (see "--Seasonality"). The beneficial impact of the first full quarter of the CBS agreement is reflected in revenue from advertising and membership and premium services in the second quarter of 1997. Revenue from merchandise, memberships and fee-based services increased sequentially in each of the quarters presented. The impact of the AOL agreement is reflected in the increase in other revenue starting in the third quarter of 1997.

     As a result of the Company's relatively short operating history and the emerging nature of the markets in which it competes, the Company is limited in its ability to accurately forecast its revenue. The Company's current and future expense levels are based largely on its estimates of future revenue and are to a large extent fixed. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and a shortfall in revenue in relation to the Company's expectations could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently intends to significantly increase its operating expenses to develop and enhance its technology, to create, introduce and enhance its service offerings, to acquire and develop content, to fund increased sales and marketing expenses and to enter into new strategic agreements. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, results of operations and financial condition could be materially adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

     In November 1997, the Company sold 3,500,000 shares of Common Stock in the IPO. Of the 3,500,000 shares sold in the IPO, 2,693,549 shares were sold to the public at a price of $8.00 per share and 672,043 shares and 134,408 shares were sold to Intel Corporation and Mitsubishi Corporation, respectively, at a price of $7.44 per share. In December 1997, the underwriters exercised their over-allotment option to purchase an additional 525,000 shares of Common Stock. The total net proceeds to the Company from the IPO were approximately $30,000,000.

     As of December 31, 1997, the Company's primary source of liquidity consisted of $32,158,000 in cash and marketable securities. Prior to the IPO, the Company financed its operations primarily through private placements of common stock and convertible preferred stock. In January 1998, CBS exercised warrants to purchase 380,000 shares of Common Stock, resulting in the net proceeds of $3,800,000.


     As of December 31, 1997, the Company owed $281,000 under its equipment line of credit which was paid in full in February 1998.


     The Company obtained revolving credit facilities that provide for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of December 31, 1997, the Company owed $729,000 under these facilities.


     As of December 31, 1997, deferred advertising and content costs totaled $517,000, which represented costs related to the CBS agreement to be amortized to depreciation and amortization expense during the year ended December 31, 1998. Accrued liabilities totaled $2,683,000 as of December 31, 1997, an increase of $1,351,000 from December 31, 1996, primarily due to increases in accruals for advertising, software royalties and consulting fees.


     Net cash used in operating activities was $16,004,000, $10,915,000 and $4,390,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The principal uses of cash for all periods were to fund the Company's net losses from operations, partially offset by increases in deferred revenue, accounts payable and depreciation and amortization and other noncash charges.


     Net cash used in investing activities was $3,451,000, $1,183,000 and $1,446,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The principal uses for all periods were purchases of property and equipment, except for the Company's purchase in March 1996 of a restricted certificate of deposit (which subsequently matured).


     Net cash provided by financing activities was $36,113,000, $25,908,000, and $4,353,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Financing activities consisted principally of the issuance of equity securities, including shares of Common Stock sold in the IPO, and draws on a term loan with a bank in December 1995 and January 1996 (which was subsequently repaid in March 1996).


     The Company has entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase Common Stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 1997, the minimum guaranteed payments required to be made by the Company under such agreements were $15,151,000. The Company's minimum guaranteed payments are subject to reduction in the case of certain agreements based upon the appreciation of warrants issued, the value of stock received on exercise of such warrants and the amount of profit sharing earned under the related agreements.


     On March 19, 1997, the Company filed a registration statement for a public offering (the "Secondary Offering") of 4,000,000 shares of Common Stock, of which 2,275,430 shares are expected to be offered by the Company and 1,724,570 share are expected to be offered by certain selling shareholders. It is anticipated that the shares of Common Stock offered in the Secondary Offering will be sold at a slight discount to the trading prices of the Common Stock at the time of sale. Subject to market conditions, the Company currently plans to effect the Secondary Offering during the second quarter of 1998; however, there can be no assurance that the Secondary Offering will occur.


     The Company intends to use the net proceeds from the IPO and, if completed, the Secondary Offering, for working capital and other general corporate purposes, including expansion of the

Company's marketing and advertising sales efforts, content development and licensing, international expansion and for capital expenditures. Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $4,000,000 of property and equipment in 1998, primarily computer equipment and furniture and fixtures. From time to time, the Company expects to evaluate possible acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company, for which a portion of the net proceeds of this offering may be used. The Company presently has no commitments or understandings for any such acquisitions, and is not presently engaged in any discussions or negotiations for any such acquisitions, and no portion of the net proceeds has been allocated for any specific acquisition. Pending such uses, the Company intends to invest the net proceeds from this offering in investment-grade, interest-bearing securities.


     The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next 12 to 18 months. However, the Company expects to continue to incur significant operating losses for at least the next 30 to 36 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities will result in additional dilution to the Company's shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.


YEAR 2000 COMPLIANCE


     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. While uncertainty exists concerning the potential effects associated with such compliance, the Company does not believe that year 2000 compliance will result in a material adverse effect on its financial condition or result of operations.


SEASONALITY


     The Company expects that its revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics, the Ryder Cup and the World Cup, although such events do not occur every year. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse affect on the Company's business, results of operations and financial condition.


RECENT ACCOUNTING PRONOUNCEMENTS


     In October 1995, SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was issued. SFAS No. 123 allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." The Company has elected to continue to use the intrinsic value based method. Accordingly, pro forma disclosures required to be presented by SFAS No. 123 for companies continuing to utilize the intrinsic value based method are presented in Note 6 of Notes to Financial Statements and have been determined as if the Company had accounted for its stock-based compensation plans under the fair value method.

     In February 1997, SFAS No. 128, EARNINGS PER SHARE, was issued. SFAS No. 128 simplifies the methodology of computing earnings per share, and requires the presentation of basic and diluted earnings per share. The Company's basic and diluted earnings per share are the same, as the Company's common stock equivalents are antidilutive. SFAS No. 128 has been adopted by the Company for the year ended December 31, 1997 and is retroactively reflected in the financial statements.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS


     The Company's business, results of operation and financial condition could be adversely affected by a number of factors, including the following:


                   RISKS RELATED TO THE COMPANY'S OPERATIONS


LIMITED OPERATING HISTORY; ANTICIPATION OF CONTINUING LOSSES; ACCUMULATED
DEFICIT


     The Company was incorporated in February 1994 and commercially introduced its first Web site in August 1995. The Company first recognized revenue from operations in the quarter ended September 30, 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet-based advertising, information services and commerce markets. To address these risks, the Company must, among other things, provide compelling and original content to Internet users, maintain existing relationships and effectively develop new relationships with advertisers, their advertising agencies and other third parties, develop and upgrade its technology, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.


     Since its inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its service offerings, to acquire and develop content, to build traffic on its Web sites, to acquire members, to establish marketing relationships and to build an administrative organization. The Company intends to continue these efforts and, in addition, to increase its spending for content development and acquisition and for marketing. The Company has entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase Common Stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 1997, the minimum guaranteed payments required to be made by the Company under such agreements were $15,151,000. The Company's minimum guaranteed payments are subject to reduction in the case of certain agreements based upon the appreciation of warrants issued, the value of stock received on exercise of such warrants and the amount of profit sharing earned under the related agreements. Also, the Company has recorded noncash expense of $7,835,000 for year ended December 31, 1997 related to the CBS agreement and will record an additional $54,004,000 of noncash expense related to the CBS agreement over the remaining term of that agreement. As a consequence of the foregoing, the Company has incurred operating losses in each of its fiscal quarters and years since inception and expects to continue to incur significant operating losses for at least the next 30 to 36 months. As of December 31, 1997, the Company had an accumulated deficit of $45,123,709.


     The Company has achieved only limited revenue to date and its ability to generate significant revenue is subject to substantial uncertainty. There can be no assurance that the Company will ever generate sufficient revenue to meet its expenses or achieve or maintain profitability and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Further, in view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Item 6. Selected Financial Data" and Notes 5 and 8 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

UNPREDICTABILITY OF FUTURE REVENUE; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

     As a result of the Company's relatively short operating history and the emerging nature of the markets in which it competes, the Company is limited in its ability to accurately forecast its revenue. The Company derives revenue from a mix of advertising, merchandise sales, membership and premium service fees, content licensing, Web site development and syndication fees. Through December 31, 1997, Web site development and syndication revenue have not been significant. Because changes in revenue from memberships and premium services are expected to occur over a period of time while advertising revenue will be recognized when the advertisements appear, fluctuations in quarterly revenue and operating results are likely to be particularly affected by the level of advertising revenue within each quarter. The Company's current and future expense levels are based largely on its expectations concerning future revenue and are to a large extent fixed. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and a shortfall in revenue in relation to the Company's expectations could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently intends to significantly increase its operating expenses to develop and enhance its technology, to create, introduce and enhance its service offerings, to acquire and develop content, to fund increased sales and marketing expenses and to enter into new strategic agreements. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, results of operations and financial condition could be materially adversely affected.

     The Company's quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include: the level of usage of the Internet; the level of traffic on the Company's Web sites; demand for Internet advertising; seasonal trends in both Internet usage and advertising placements; the addition or loss of advertisers; the advertising budgeting cycles of individual advertisers; the number of users that purchase memberships, merchandise or premium services; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new sites and services by the Company or its competitors; price competition or pricing changes in the industry; general economic conditions; and economic conditions specific to the Internet, electronic commerce and online media.

     The Company expects that its revenue will be higher leading up to and during major U.S. sport seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics, the Ryder Cup and the World Cup, although such events do not occur every year. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse effect on the Company's business, results of operations and financial condition. Due to all of the foregoing factors, it is possible that the Company's operating results will fall below the expectations of securities analysts or investors in some future quarter. In such event, the trading price of the Common Stock would likely be materially adversely affected.

DEPENDENCE ON CBS RELATIONSHIP

     In March 1997, the Company entered into a five-year agreement with CBS, pursuant to which the Company's flagship Web site was renamed
"cbs.sportsline.com." Over the term of the agreement, the

Company has the right to use certain CBS logos and television-related sports content and expects to receive, among other things, at least $57 million of network television advertising and on-air promotions. In connection therewith, the Company has recorded noncash expense of $7,835,000 for the year ended December 31, 1997 related to the CBS agreement and will record an additional $54,004,000 of noncash expense related to the CBS agreement over the remaining term of that agreement. Such network television advertising and on-air promotions, as well as the association of the Company's brand with CBS, are important elements of the Company's strategy to increase awareness of the SportsLine brand and build traffic on its Web sites. The CBS agreement provides that the Company shall (i) maintain and operate the Company's flagship Web site, cbs.sportsline.com, in accordance with guidelines and restrictions developed from time to time by the Company and CBS (which would prohibit, among other things, the Company from providing on cbs.sportsline.com gambling information or content that is sexually explicit, contains profanity, is slanderous or libelous or that denigrates a particular group based on gender, race, creed, religion, sexual preference or disability) and (ii) cease using any content on cbs.sportsline.com which CBS determines conflicts, interferes with or is detrimental to CBS's reputation or business or which becomes subject to any third party restriction or claim which would prohibit, limit or restrict the use of such content on the Internet. Under the agreement, CBS has the right to receive 60% of the Company's advertising revenue sold on cbs.sportsline.com pages related to certain "signature events" and 50% of the Company's advertising revenue sold on cbs.sportsline.com pages containing other CBS television-related sports content. CBS has the right to terminate the agreement upon the acquisition by a CBS competitor of 40% or more of the voting power of the Company's outstanding equity securities or in certain other circumstances, including if the Company breaches a material term or condition of the agreement or becomes insolvent or subject to bankruptcy or similar proceedings. There can be no assurance that CBS will perform its obligations under the agreement, or that the agreement will significantly increase consumer awareness of the Company's brand or build traffic on its Web sites. Any failure of CBS to perform its material obligations under the agreement, or the termination of the agreement prior to the end of the term in accordance with its terms, would have a material adverse effect on the Company's business, results of operations and financial condition. See Note 5 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.


DEPENDENCE ON STRATEGIC RELATIONSHIPS


     In addition to its relationship with CBS, the Company has entered into other strategic relationships with sports superstars, personalities, organizations and affinity groups, commercial online services, third party Web sites and developers of browsers and other Internet-based products to increase awareness of its brand among consumers, to create revenue opportunities and to obtain content for its Web sites. There can be no assurance that any party to a strategic agreement with the Company will perform its obligations as agreed or that any such agreement would be specifically enforceable by the Company. Many of the Company's agreements with its strategic partners may be terminated by either party on short notice. The failure to maintain its existing strategic relationships, to establish additional strategic relationships or to fully capitalize on any such relationship could have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 1. Business" of this Annual Report on Form 10-K.


INTENSE COMPETITION


     The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for consumers' attention and spending has proliferated with no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company competes, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies: (i) online services or Web sites targeted to sports enthusiasts generally (such as ESPN SportsZone and CNN and Sports Illustrated's CNN/SI) or to enthusiasts of particular sports (such as Web sites maintained by Major League Baseball, the NFL, the NBA and the NHL); (ii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites; (iii) general purpose consumer online services such as AOL and Microsoft Network, each of which provides access to sports-related content and services; (iv) vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and (v) Web search and retrieval services, such as Excite, InfoSeek, Lycos and Yahoo!, and other high-traffic Web sites, such as those operated by C|NET and Netscape. The Company anticipates that the number of its direct and indirect competitors will increase in the future. Management believes that the Company's most significant competitors are ESPN SportsZone and CNN/SI, Web sites which offer a variety of sports content.


     Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, significantly greater name recognition and substantially larger user or membership bases than the Company and, therefore, have a significantly greater ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in Internet user requirements and to devote greater resources than the Company to the development, promotion and sale of their services. There can be no assurance that the Company's current or potential competitors will not develop products and services comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect the Company's business, results of operations and financial condition. In addition, as the Company expands internationally it may face new competition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company would not have a material adverse effect on its business, results of operations and financial condition. See "Item 1. Business" of this Annual Report on Form 10-K.


DEPENDENCE ON CONTENT PROVIDERS; SIGNIFICANT PAYMENTS REQUIRED TO BE MADE TO CONTENT PROVIDERS; RISK OF THIRD PARTY CLAIMS


     The Company relies on independent content providers for sports news, scores, statistics and other sports information. The Company's future success depends, in significant part, on its ability to maintain and renew its existing relationships with such content providers and to build new relationships with other content providers. The Company's agreements with content providers generally are short-term and may be terminated by the content provider if the Company fails to fulfill its obligations under the applicable agreement. Some of the Company's content providers compete with one another and, to some extent, with the Company for advertising and members. Termination of one or more significant content provider agreements would decrease the availability of sports news and information which the Company can offer its customers and could have a material adverse effect on the Company's business, results of operations and financial condition.


     The Company's agreements with most of its content providers are nonexclusive, and many of the Company's competitors offer, or could offer, content that is similar or the same as that obtained by the Company from such content providers. In addition, the growing reach and use of the Internet have further intensified competition in this industry. Consumers have gained free access to certain information provided directly on the Internet by certain content providers. To the extent that content providers, including but not limited to the Company's current suppliers, provide information to users at a lower cost than the Company or at minimal or no cost, the Company's business, results of operations and financial condition could be materially adversely affected.


     Fees payable to content providers constitute a significant portion of the Company's cost of revenue. There can be no assurance that the Company's content providers will enter into or renew agreements with the Company on the same or similar terms as those currently in effect. If the Company is required to increase the fees payable to its content providers, such increased payments could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the

Company may in the future be subject to third party claims, for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied by its content providers, and any such claims may have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 1. Business" of this Annual Report on Form 10-K.


RISKS ASSOCIATED WITH ACQUISITIONS


     On January 29, 1998, the Company acquired GolfWeb. The Company intends to continue to pursue opportunities to acquire or invest in businesses, products and technologies that would complement or expand its existing business. Such acquisitions and investments involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of acquired companies. There can be no assurance that GolfWeb or any businesses acquired by the Company in the future will be successfully integrated or that the Company will be able to consummate future acquisitions on satisfactory terms.


RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION


     The Company intends to continue to expand internationally and expects that its international operations will be subject to most of the risks inherent in its business generally. There can be no assurance that revenue from international operations will increase in the future or that operating losses will not be incurred from such operations. In addition, there are certain risks inherent in doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, potentially adverse tax consequences and difficulties in managing or overseeing foreign operations, and there are likely to be different consumer preferences and requirements in such markets. There can be no assurance that one or more of such factors would not have a material adverse effect on the Company's current or future international operations and, consequently, on the Company's business, results of operations and financial condition.


TRADEMARK LITIGATION


     On March 25, 1997, Weatherline, Inc. ("Weatherline"), a company that provides pre-recorded weather and sports information by telephone, filed a complaint against the Company in the United States District Court for the Eastern District of Missouri. Weatherline owns a United States trademark registration for the mark "Sportsline" for use in promoting the goods and services of others by making sports information available to customers of participating businesses through the telephone, and claims to have used the mark for this purpose since 1968. The complaint alleges that the Company's use of the mark "SportsLine USA" and other marks utilizing the term "SportsLine" infringes upon and otherwise violates Weatherline's rights under its registered trademark and damages Weatherline's reputation. The complaint seeks a preliminary and permanent injunction against the Company from using marks containing the term "SportsLine" or any other similar name or mark which would be likely to cause confusion with Weatherline's mark. The complaint also seeks actual and punitive damages and attorneys' fees. The Company believes that its use of the "SportsLine" mark and "SportsLine" derivative marks does not infringe upon or otherwise violate Weatherline's trademark rights. The Company has filed an answer in which it denied all material allegations of the complaint and asserted several affirmative defenses. The action is still in the discovery stage, and a trial is currently scheduled for September 1988. The Company intends to vigorously defend itself against the action. The legal costs that may be incurred by the Company in defending itself against this action could be substantial, and the litigation could be protracted and result in diversion of management and other resources of the Company. In a separate matter, a request for an extension of time to oppose the Company's application to register the current version of the SportsLine USA logo has been filed by Weatherline with the United States Patent and Trademark Office ("USPTO"). There can be no assurance that the Company will prevail in the lawsuit or any related opposition proceeding at the USPTO, and an adverse decision in this lawsuit could result in the Company being prohibited from further use and registration of the

"SportsLine" mark and "SportsLine" derivative marks and being ordered to pay substantial damages and attorneys' fees to Weatherline, either of which could have a material adverse effect on the Company's business, results of operations and financial condition.


INTELLECTUAL PROPERTY; RISK OF THIRD PARTY CLAIMS FOR INFRINGEMENT


     The Company's performance and ability to compete are dependent to a significant degree on its internally developed content and technology. The Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements with its employees and with third parties and contractual provisions to establish and protect its proprietary rights. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate, that the Company will be able to secure trademark registrations for all of its marks in the United States and/or foreign countries, or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the Company's services. In the future, litigation may be necessary to enforce and protect the Company's trade secrets, copyrights and other intellectual property rights.


     There can be no assurance that third parties will not bring copyright or trademark infringement claims against the Company in addition to the lawsuit filed by Weatherline referred to above, or claim that the Company's use of certain technologies violates a patent. If it is determined that the Company has infringed upon a third party's proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to the Company, if at all. The inability to obtain any required license on satisfactory terms could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If competitors of the Company prepare and file applications in the United States that claim trademarks used or registered by the Company, the Company may oppose those applications and have to participate in proceedings before the USPTO to determine priority of rights to the trademark, which could result in substantial costs to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could require the Company to license disputed rights from third parties or to cease using such trademark. Any such litigation would be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, results of operations and financial condition. Adverse determinations in such litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, and prevent the Company from selling its services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, inasmuch as the Company licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations.


     In 1996, the Company was issued a United States trademark registration for its former SportsLine USA logo. The Company has applied to register in the United States its current SportsLine USA logo and a number of other marks, several of which include the term "SportsLine USA." The Company has filed applications to register "SportsLine" marks in Australia and the United Kingdom. There can be no assurance that the Company will be able to secure adequate protection for these trademarks in the United States or in foreign countries. Many foreign countries have a "first-to-file" trademark registration system and thus the Company may be prevented from registering its marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that competitors of the Company or others will adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect its "SportsLine USA" and other marks adequately would have a material adverse effect on the Company's business, results of operations and financial condition.


     As part of its confidentiality procedures, the Company generally enters into agreements with its employees and consultants and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions taken by the Company, it might be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property. The Company also relies on a variety of technology that it licenses from third parties, including its Internet server software, which is used in the Company's Web sites to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability of the Company to maintain or obtain upgrades to any of these technology licenses could materially adversely affect the Company's business, results of operations and financial condition.


MANAGEMENT OF GROWTH


     The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. The Company expanded from five employees at January 1, 1995 to 202 employees at December 31, 1997, and the Company expects to add additional key personnel in the near future. Such growth has placed, and any future growth may continue to place, substantial strain on the Company's management, operational and financial resources and systems. To manage its growth, the Company must implement, improve and effectively utilize its operational, management, marketing and financial systems and train and manage its employees. In addition, it may become necessary for the Company to increase the capacity of its software, hardware and telecommunications systems on short notice. There can be no assurance that the Company will be able to effectively manage the expansion of its operations or that the Company's systems or procedures or controls will be adequate to support the Company's operations. Any failure of management to effectively manage the Company's growth would have a material adverse effect on the Company's business, results of operations and financial condition.


RISK OF SYSTEM FAILURE, DELAYS AND INADEQUACY


     The performance of the Company's Web sites is critical to its reputation and ability to attract and retain users, advertisers and members. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors or failures when introduced. Any system error or failure that causes interruption in availability or an increase in response time could result in a loss of potential or existing users, advertisers or members and, if sustained or repeated, could reduce the attractiveness of the Company's Web sites to users and advertisers. A sudden and significant increase in the number of users of the Company's Web sites also could strain the capacity of the software, hardware or telecommunications systems deployed by the Company, which could lead to slower response time or system failures. In addition, if the number of Web pages or users of the Company's Web sites increases substantially, there can be no assurance that the Company's hardware and software infrastructure will be able to adequately handle the increased demand. The Company's operations also are dependent upon receipt of timely feeds and computer downloads from its content providers, and any failure or delay in the transmission or receipt of such feeds and downloads, whether on account of system failure of the Company, its content providers, the public network or otherwise, could disrupt the Company's operations. Any failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition. The Company relies on private third party providers to provide it with access to the Internet. Any disruption in the Company's Internet access or any failure of the Company's third party provider to handle higher volumes of users could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also dependent upon Web browsers and Internet service providers ("ISPs") and online service providers ("OSPs") to provide Internet users access to the Company's Web sites, and members and users may experience difficulties accessing or using the Company's Web sites due to system failures or delays unrelated to the Company's systems.


     The Company's operations are dependent on its ability to maintain its computer and telecommunications equipment in effective working order and to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond the Company's control. Although the Company has developed an out-of-state disaster recovery plan to respond to system failures and also maintains property insurance for its equipment, there can be no assurance that the Company's disaster recovery plan is capable of being implemented successfully, if at all, or that such insurance will be adequate to compensate the Company for all losses that may occur or to provide for costs associated with business interruption. Any damage or failure that causes system disruptions or other significant interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.


DEPENDENCE ON KEY PERSONNEL


     The Company's future success depends, in significant part, upon the continued service of its senior management and other key personnel. The Company maintains $2 million of key man life insurance covering Michael Levy, the Company's President and Chief Executive Officer. However, the loss of the services of Mr. Levy or one or more of the Company's other executive officers or key employees could have a material adverse effect on the Company, and there can be no assurance that the Company will be able to retain its key personnel. See "Item 10. Directors and Executive Officers of the Registrant" of this Annual Report on Form 10-K.


     The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, editorial and managerial personnel. Competition for such personnel is intense, and the Company has, at times, experienced difficulties in attracting the desired number of such individuals. There can be no assurance that the Company will be able to attract or retain a sufficient number of highly qualified employees in the future. If the Company is unable to hire and retain personnel in key positions, the Company's business, results of operations and financial condition could be materially adversely affected.


                    RISKS RELATED TO THE INTERNET INDUSTRY


EMERGING MARKET FOR THE COMPANY'S SERVICES


     The Company operates in a market that is at a very early stage of development, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed competing products and services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for the Company's Web sites is new and evolving, it is difficult to predict, with any assurance, the size of this market and its growth rate, if any. In addition, it is not known whether individuals will utilize the Internet to any significant degree as a means of purchasing goods and services. The adoption of the Internet for commerce, particularly by those individuals and companies which historically have relied upon traditional means of commerce, will require a broad acceptance of new methods of conducting business and exchanging information. There can be no assurance that the market for the Company's Web sites will develop or that demand for the Company's service will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Web sites do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.


DEPENDENCE ON ADOPTION OF THE INTERNET AS AN ADVERTISING MEDIUM; RELIANCE ON SHORT-TERM ADVERTISING CONTRACTS; COMPETITION FOR ADVERTISERS


     The Company derives a substantial portion of its revenue from the sale of advertisements on its Web sites. The Company's ability to generate advertising revenue will depend on, among other factors, the development of the Internet as an advertising medium, the amount of traffic on and the membership bases of the Company's Web sites and the Company's ability to achieve and demonstrate user and member demographic characteristics that are attractive to advertisers. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Internet-based advertising. There can be no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate portions of their budgets to Internet-based advertising or, if so persuaded, that they will find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Internet-based advertising, and there can be no assurance that such standards will develop sufficiently to support Internet-based advertising as a significant advertising medium. In addition, the widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements, attached to Web pages could adversely affect the growth of the Internet as an advertising medium. Acceptance of the Internet among advertisers and advertising agencies will also depend, to a large extent, on the level of use of the Internet by consumers, which is highly uncertain, and upon growth in the commercial use of the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, the Company's business, results of operations and financial condition would be materially adversely affected.


     The Company's advertising revenue to date has been derived under short-term contracts. Consequently, the Company's advertising customers can move their advertising to competing Web sites or to other media quickly and without penalty, thereby increasing the Company's exposure to competitive pressures. There can be no assurance that the Company's current advertisers will continue to purchase advertisements, or that the Company will be able to secure new advertising contracts from existing or future customers at attractive rates or at all. Any failure of the Company to achieve sufficient advertising revenue would have a material adverse effect on the Company's business, results of operations and financial condition.


     There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. Most of the Company's advertisements to date have been sold on the basis of the number of "impressions," or times that an advertisement appears in page views downloaded by users, rather than on the number of "click-throughs," or user requests for additional information made by clicking on the advertisement. There can be no assurance that the Company's future advertising customers will continue to pay on a per-impression basis rather than on a "click-through" basis. In addition, there can be no assurance that the Company's advertising customers will accept the internal and third-party measurements of impressions received by advertisements on the Company's Web sites, or that such measurements will not contain errors. The foregoing factors and uncertainties could have a material adverse effect on the Company's business, results of operations and financial condition. See Item 1. Business" of this Annual Report on Form 10-K.

DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET


     The Company's success is highly dependent upon continued growth in the use of the Internet generally and, in particular, as a medium for advertising, information services and commerce. Use of the Internet by consumers is at a very early stage of development, and market acceptance of the Internet as a medium for advertising, information services and commerce is subject to a high level of uncertainty. The rapid growth of global commerce and the exchange of information on the Internet and online services is new and evolving, making it difficult to predict whether the Internet will prove to be a viable commercial marketplace. The Company believes that its future success will require the development and widespread acceptance of the Internet and online services as a medium for advertising and commerce. In particular, the Company's future financial success will be dependent on the sale of advertising on its Web sites and its ability to attract and retain paying members and to sell merchandise and premium services. There can be no assurance that the Internet will be a successful commerce and information channel. The Internet may not prove to be a viable commercial marketplace due to inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high speed modems and security procedures for financial transactions. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by sustained growth.


RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE


     The Internet industry is characterized by rapid technological developments, evolving industry standards, changes in user and customer requirements, frequent new service and product introductions and enhancements. The introduction of services or products embodying new technologies or the emergence of new industry standards and practices could render the Company's existing Web sites and proprietary technology obsolete and unmarketable or require significant unanticipated investments in product development. The Company's performance will depend, in part, on its ability to license leading technologies, enhance its existing services, develop new proprietary technologies that address the increasingly sophisticated and varied needs of Web users and advertisers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of Web sites and other proprietary technologies entails significant technical and business risks. There can be no assurance that the Company will be successful in using new technologies effectively or adapting its Web sites and proprietary technologies to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to technological developments, evolving industry standards, changing market conditions or customer requirements, or if the Company's Web sites do not achieve market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.


INTERNET COMMERCE SECURITY RISKS


     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur it could have a material adverse effect on the Company's business, results of operations and financial condition. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches would not have a material adverse effect on the Company's business, results of operations and financial condition.


GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES


     The Company is subject to various laws and governmental regulations applicable to businesses generally. The Company believes it is currently in compliance with such laws and that such laws do not have a material impact on its operations. In addition, although there are currently few laws or regulations directly applicable to access to or commerce on the Internet, due to the increasing popularity and use of the Internet, it is possible that more stringent consumer protection laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy and expression, pricing, intellectual property, information security, anti-competitive practices, the convergence of traditional channels with Internet commerce, characteristics and quality of products and services and the taxation of subscription fees or gross receipts of ISPs. On June 26, 1997, the United States Supreme Court held unconstitutional provisions of the Communications Decency Act of 1996, which, among other things, imposed criminal penalties on anyone who distributes obscene, lascivious or indecent communications over the Internet. The enactment or enforcement of other federal or state laws or regulations in the future may increase the Company's cost of doing business or decrease the growth of the Internet and could in turn decrease the demand for the Company's products and services, increase the Company's costs, or otherwise have an adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain, may take years to resolve and could expose the Company to substantial liability for which the Company might not be indemnified by the content providers or other third parties. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, results of operations and financial condition.


     The Company's contests and sweepstakes may be subject to state and federal laws governing lotteries and gambling. The Company seeks to design its contest and sweepstakes rules to fall within exemptions from such laws and restricts participation to individuals over 18 years of age who reside in jurisdictions within the United States and Canada in which the contests and sweepstakes are lawful. There can be no assurance that the Company's contests and sweepstakes will be exempt from such laws or that the applicability of such laws to the Company would not have a material adverse effect on the Company's business, results of operations and financial condition.


     Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject the Company to additional state sales and income taxes. As the Company's service is available over the Internet in multiple states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country. The failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify. It is possible that the governments of other states and foreign countries also might attempt to regulate the Company's transmissions of content on its Web sites or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future.


     In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions are granted, or the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet. Any such new legislation or regulation or application or interpretation of existing laws could have a material adverse effect on the Company's business, results of operations and financial condition.

LIABILITY FOR INFORMATION RETRIEVED FROM THE INTERNET

     Due to the fact that materials may be downloaded from Web sites operated by the Company and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. Such claims have been brought, sometimes successfully, against online services in the past. In addition, the Company could be subject to liability with respect to content that may be accessible through the Company's Web sites or third party Web sites linked from the Company's Web sites. For example, claims could be made against the Company if material deemed inappropriate for viewing by children could be accessed through the Company's Web sites. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify the Company for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition.


                  RISKS RELATED TO THE COMPANY'S COMMON STOCK

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the Common Stock has risen substantially since the IPO, which was completed in November 1997. The trading price of the Common Stock has fluctuated and could be subject to future fluctuations in response to quarterly variations in the Company's results of operations, announcements of technological innovations or new services or products by the Company or its competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of companies within certain industry groups such as technology companies and Internet-related companies in particular, and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the trading price of the Common Stock. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters" of this Annual Report on Form 10-K.

CONTROL BY EXISTING SHAREHOLDERS

     As of February 28, 1998, the Company's present directors and executive officers, greater than 5% shareholders and their respective affiliates beneficially own approximately 49.2% of the outstanding Common Stock. As a result, these shareholders, if they act as a group, will be able to significantly influence the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. See Item 10. Directors and Executive Officers of the Registrant" and "Item 8. Security Ownership of Certain Beneficial Owners and Management" of this Annual Report on Form 10-K.

ANTI-TAKEOVER EFFECTS OF CERTAIN PROVISIONS OF DELAWARE LAW AND THE COMPANY'S CHARTER AND BYLAWS

     The Company is organized under the laws of the State of Delaware. Certain provisions of Delaware law may have the effect of delaying, deferring or preventing a change in control of the

Company. In addition, certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Amended and Restated Bylaws (the "Bylaws") may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a shareholder might consider in its best interest. The Certificate will authorize the Board to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by the Company's shareholders. Thus, the Board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of the Company's Common Stock. In addition, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company, since the terms of the preferred stock that might be issued could potentially prohibit the Company's consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of the Common Stock. Other provisions of the Certificate and Bylaws will (i) divide the Company's Board of Directors into three classes, each of which will serve for different three-year periods, (ii) provide that the shareholders may not take action by written consent, but only at duly called annual or special meetings of shareholders, (iii) provide that special meetings of the shareholders may be called only by the Chairman of the Board of Directors or a majority of the entire Board of Directors and (iv) establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at annual shareholders' meetings.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         INDEX TO FINANCIAL STATEMENTS



                                                                                  PAGE
                                                                                 -----
Report of Independent Certified Public Accountants ...........................    44

Balance Sheets as of December 31, 1996 and 1997 ..............................    45

Statements of Operations for the years ended December 31, 1995, 1996 and 1997     46

Statements of Changes in Shareholders' Equity for the years ended
  December 31, 1995, 1996 and 1997. ..........................................    47

Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997     48

Notes to Financial Statements. ...............................................    49

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of SportsLine USA, Inc.:


     We have audited the accompanying balance sheets of SportsLine USA, Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SportsLine USA, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
     January 29, 1998.

                             SPORTSLINE USA, INC.

                                BALANCE SHEETS



                                                                              DECEMBER 31,
                                                                   -----------------------------------
                                                                         1996               1997
                                                                   ----------------   ----------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .....................................    $  13,993,785      $  30,652,011
 Marketable securities .........................................               --          1,505,909
 Deferred advertising and content costs ........................               --            517,084
 Accounts receivable ...........................................          561,390          2,131,937
 Prepaid expenses and other current assets .....................          391,386          2,752,700
                                                                    -------------      -------------
   Total current assets ........................................       14,946,561         37,559,641
RESTRICTED CERTIFICATES OF DEPOSIT .............................          138,601            138,601
PROPERTY AND EQUIPMENT, net ....................................        2,241,630          3,433,285
OTHER ASSETS ...................................................          522,950          1,813,751
                                                                    -------------      -------------
                                                                    $  17,849,742      $  42,945,278
                                                                    =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ..............................................    $     631,712      $   1,889,501
 Accrued liabilities ...........................................        1,332,140          2,682,668
 Current portion of long-term borrowings .......................          224,522            280,652
 Current portion of capital lease obligations ..................          200,945            339,553
 Deferred revenue ..............................................          778,286          1,800,466
                                                                    -------------      -------------
   Total current liabilities ...................................        3,167,605          6,992,840
LONG-TERM BORROWINGS, net of current portion ...................          280,652                 --
CAPITAL LEASE OBLIGATIONS, net of current portion ..............          128,080            388,813
                                                                    -------------      -------------
   Total liabilities ...........................................        3,576,337          7,381,653
                                                                    -------------      -------------
COMMITMENTS AND CONTINGENCIES (Notes 5, 8 and 9)
SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 0 and 1,000,000 shares
   authorized, none issued and outstanding as of December 31,
   1996 and 1997, respectively .................................               --                 --
 Series A, B and C convertible preferred stock, $0.01 par value,
   14,496,109 and 0 shares authorized, issued and outstanding
   as of December 31, 1996 and 1997, respectively ..............          144,961                 --
 Common stock, $0.01 par value, 50,000,000 shares authorized,
   2,601,875 and 14,176,494 issued and outstanding as of
   December 31, 1996 and 1997, respectively ....................           26,019            141,765
 Additional paid-in capital ....................................       32,691,513         80,545,569
 Accumulated deficit ...........................................      (18,589,088)       (45,123,709)
                                                                    -------------      -------------
   Total shareholders' equity ..................................       14,273,405         35,563,625
                                                                    -------------      -------------
                                                                    $  17,849,742      $  42,945,278
                                                                    =============      =============

    The accompanying notes to financial statements are an integral part of these balance sheets.

                             SPORTSLINE USA, INC.

                           STATEMENTS OF OPERATIONS



                                                                 YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                        1995              1996               1997
                                                  ---------------   ----------------   ----------------
REVENUE .......................................    $     52,097      $   2,436,690      $  10,326,912
COST OF REVENUE ...............................         756,874          3,395,291          7,649,962
                                                   ------------      -------------      -------------
GROSS MARGIN (DEFICIT) ........................        (704,777)          (958,601)         2,676,950
OPERATING EXPENSES:
 Product development ..........................         632,659            939,463          1,300,169
 Sales and marketing ..........................       1,179,106          5,568,550         10,873,753
 General and administrative ...................       2,662,269          4,794,118          7,514,608
 Depreciation and amortization ................         192,869            823,653         10,284,372
                                                   ------------      -------------      -------------
   Total operating expenses ...................       4,666,903         12,125,784         29,972,902
                                                   ------------      -------------      -------------
LOSS FROM OPERATIONS ..........................      (5,371,680)       (13,084,385)       (27,295,952)
INTEREST EXPENSE ..............................         (50,074)          (136,309)           (74,480)
INTEREST AND OTHER INCOME, net ................          91,851            365,320            835,811
                                                   ------------      -------------      -------------
NET LOSS ......................................    $ (5,329,903)     $ (12,855,374)     $ (26,534,621)
                                                   ============      =============      =============
NET LOSS PER SHARE--BASIC AND DILUTED .........    $      (1.42)     $       (1.92)     $       (2.54)
                                                   ============      =============      =============
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING--BASIC
 AND DILUTED ..................................       3,748,241          6,681,043         10,459,138
                                                   ============      =============      =============

     The accompanying notes to financial statements are an integral part of these statements.

                             SPORTSLINE USA, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                     SERIES A, B AND C
                                                        CONVERTIBLE
                                                      PREFERRED STOCK              COMMON STOCK
                                               ------------------------------ -----------------------
                                                    SHARES          AMOUNT       SHARES      AMOUNT
                                               ---------------- ------------- ------------ ----------
  Balance, December 31, 1994 .................             --    $        --    2,600,000   $ 26,000
  Net proceeds from issuance of Series A
   convertible preferred stock ...............      3,000,000         30,000           --         --
  Proceeds from issuance of common
   stock warrants ............................             --             --           --         --
  Non-cash issuance of common
   stock warrants pursuant to consulting
   agreement .................................             --             --           --         --
  Net loss ...................................             --             --           --         --
                                                    ---------    -----------    ---------   --------
  Balance, December 31, 1995 .................      3,000,000         30,000    2,600,000     26,000
  Net proceeds from issuance of Series B
   convertible preferred stock ...............      6,162,776         61,628           --         --
  Net proceeds from issuance of Series C
   convertible preferred stock ...............      5,333,333         53,333           --         --
  Proceeds from exercise of common
   stock options .............................             --             --        1,875         19
  Non-cash issuance of common stock
   warrants pursuant to consulting
   agreements ................................             --             --           --         --
  Net loss ...................................             --             --           --         --
                                                    ---------    -----------    ---------   --------
  Balance, December 31, 1996 .................     14,496,109        144,961    2,601,875     26,019
  Proceeds from issuance of common stock .....             --             --    4,025,000     40,250
  Proceeds from exercise of common
   stock options .............................             --             --       38,912        389
  Proceeds from exercise of common
   stock warrants ............................             --             --      960,000      9,600
  Conversion of preferred stock into
   common stock ..............................    (14,496,109)      (144,961)   5,798,434     57,984
  Non-cash issuance of common stock and
   common stock warrants pursuant to
   CBS agreement .............................             --             --      752,273      7,523
  Non-cash issuance of common
   stock warrants pursuant to consulting
   agreements ................................             --             --           --         --
  Net loss ...................................             --             --           --         --
                                                  -----------    -----------    ---------   --------
  Balance, December 31, 1997 .................             --    $        --   14,176,494   $141,765
                                                  ===========    ===========   ==========   ========



                                                 ADDITIONAL
                                                  PAID-IN       ACCUMULATED
                                                  CAPITAL         DEFICIT           TOTAL
                                               ------------- ---------------- ----------------
  Balance, December 31, 1994 .................  $ 2,287,900   $    (403,811)   $    1,910,089
  Net proceeds from issuance of Series A
   convertible preferred stock ...............    2,883,361              --         2,913,361
  Proceeds from issuance of common
   stock warrants ............................       37,500              --            37,500
  Non-cash issuance of common
   stock warrants pursuant to consulting
   agreement .................................       17,000              --            17,000
  Net loss ...................................           --      (5,329,903)       (5,329,903)
                                                -----------   -------------    --------------
  Balance, December 31, 1995 .................    5,225,761      (5,733,714)         (451,953)
  Net proceeds from issuance of Series B
   convertible preferred stock ...............   11,031,369              --        11,092,997
  Net proceeds from issuance of Series C
   convertible preferred stock ...............   15,873,367              --        15,926,700
  Proceeds from exercise of common
   stock options .............................        1,153              --             1,172
  Non-cash issuance of common stock
   warrants pursuant to consulting
   agreements ................................      559,863              --           559,863
  Net loss ...................................           --     (12,855,374)      (12,855,374)
                                                -----------   -------------    --------------
  Balance, December 31, 1996 .................   32,691,513     (18,589,088)       14,273,405
  Proceeds from issuance of common stock .....   28,623,407              --        28,663,657
  Proceeds from exercise of common
   stock options .............................       24,179              --            24,568
  Proceeds from exercise of common
   stock warrants ............................    7,910,400              --         7,920,000
  Conversion of preferred stock into
   common stock ..............................       86,977              --                --
  Non-cash issuance of common stock and
   common stock warrants pursuant to
   CBS agreement .............................    8,293,598              --         8,301,121
  Non-cash issuance of common
   stock warrants pursuant to consulting
   agreements ................................    2,915,495              --         2,915,495
  Net loss ...................................           --     (26,534,621)      (26,534,621)
                                                -----------   -------------    --------------
  Balance, December 31, 1997 .................  $80,545,569   $ (45,123,709)   $   35,563,625
                                                ===========   =============    ==============

           The accompanying notes to financial statements are an integral part of these statements.

                             SPORTSLINE USA, INC.

                           STATEMENTS OF CASH FLOWS



                                                                        YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------
                                                              1995                1996                1997
                                                        ----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .............................................   $ (5,329,903)      $ (12,855,374)      $ (26,534,621)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization .......................        192,869             823,653          10,284,372
  Provision for doubtful accounts .....................             --              22,045              60,000
  Changes in operating assets and liabilities--
   Accounts receivable ................................         (3,087)           (580,348)         (1,630,547)
   Prepaid expenses and other assets ..................       (197,888)            (66,404)         (1,813,602)
   Accounts payable ...................................        620,370             (31,847)          1,257,789
   Accrued liabilities ................................        281,062           1,042,216           1,350,528
   Deferred revenue ...................................         47,050             731,236           1,022,180
                                                          ------------       -------------       -------------
   Net cash used in operating activities ..............     (4,389,527)        (10,914,823)        (16,003,901)
                                                          ------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities ....................             --                  --          (1,505,909)
 Purchases of property and equipment ..................       (868,150)         (1,622,368)         (1,944,830)
 Net redemption (purchase) of restricted certificates
   of deposit .........................................       (578,067)            439,466                  --
                                                          ------------       -------------       -------------
   Net cash used in investing activities ..............     (1,446,217)         (1,182,902)         (3,450,739)
                                                          ------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock and
   common stock warrants and options ..................         37,500               1,172          36,608,225
 Net proceeds from issuance of convertible
   preferred stock ....................................      2,913,361          27,019,697                  --
 Proceeds (repayment) of term loan ....................        973,000            (973,000)                 --
 Proceeds from long-term borrowings ...................        472,968             144,468                  --
 Repayment of long-term borrowings ....................             --            (112,262)           (224,522)
 Repayment of capital lease obligations ...............        (43,607)           (172,513)           (270,837)
                                                          ------------       -------------       -------------
   Net cash provided by financing activities ..........      4,353,222          25,907,562          36,112,866
                                                          ------------       -------------       -------------
   Net increase (decrease) in cash and
      cash equivalents ................................     (1,482,522)         13,809,837          16,658,226
CASH AND CASH EQUIVALENTS, beginning of year ..........      1,666,470             183,948          13,993,785
                                                          ------------       -------------       -------------
CASH AND CASH EQUIVALENTS, end of year ................   $    183,948       $  13,993,785       $  30,652,011
                                                          ============       =============       =============
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
 Non-cash issuance of common stock and common stock
   warrants pursuant to consulting agreements .........   $         --       $          --       $   8,301,121
                                                          ============       =============       =============
 Non-cash issuance of common stock warrants pursuant
   to consulting agreements ...........................   $     17,000       $     559,863       $   2,915,495
                                                          ============       =============       =============
 Equipment acquired under capital leases ..............   $    545,145       $          --       $     670,178
                                                          ============       =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for interest ...............................   $     50,074       $     121,027       $      91,204
                                                          ============       =============       =============

The accompanying notes to financial statements are an integral part of these statements.

                             SPORTSLINE USA, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1) NATURE OF OPERATIONS:


     SportsLine USA, Inc. (the "Company") was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. The Company is a leading Internet-based sports media company that provides branded, interactive information and programming as well as merchandise to sports enthusiasts worldwide. The Company's flagship site on the World Wide Web (the "Web"), cbs.sportsline.com, delivers real-time, in-depth and compelling sports content and programming that capitalizes on the Web's unique graphical and interactive capabilities. The Company's other Web sites include those devoted to sports superstars, specific sports such as golf, cricket and soccer, international sports coverage and electronic odds and analysis on major sports events.


     The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations and the Company's superstar athletes; offers instant odds and picks; produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists; produces and offers contests, games, and fantasy league products and fan clubs; and sells sports-related merchandise and memorabilia. The Company also owns and operates a state-of-the-art radio studio from which it produces the only all-sports radio programming broadcasted over the Internet, and syndicated to traditional radio stations.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


  CASH AND CASH EQUIVALENTS


     The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents.


  MARKETABLE SECURITIES


     Marketable securities includes highly liquid investments with original maturities in excess of three months. Such marketable securities are carried at cost which approximates market value.


  LICENSE AND CONSULTING AGREEMENTS


     The cost of license and consulting agreements, which is primarily a result of issuances of warrants to purchase common stock (see Note 6), is being amortized using the straight-line method over the term of the related agreements (from one to ten years) beginning in August 1995, when cbs.sportsline.com first became commercially available. Such costs totaled approximately $222,000, $782,000 and $4,090,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Accumulated amortization on such amounts was approximately $40,000, $200,000 and $1,516,000 at December 31, 1995, 1996
and 1997, respectively. The current portion of such amounts is reflected in prepaid expenses and other current assets and the long-term portion in other assets in the accompanying balance sheets. Amortization expense under these agreements amounted to approximately $40,000, $160,000 and $1,316,000 for the years ended December 31, 1995, 1996 and 1997, respectively, and is included in depreciation and amortization expense in the accompanying statements of operations.


  PROPERTY AND EQUIPMENT


     Property and equipment is carried at historical cost and is being depreciated and amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

                             SPORTSLINE USA, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

     Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the account and any gain or loss is recognized.


  ACCRUED LIABILITIES


     Accrued liabilities include accrued advertising costs of $297,000 and $331,000 as of December 31, 1996 and 1997, respectively.


  REVENUE RECOGNITION


     Through 1995, the Company's revenue was derived solely from membership revenue. The Company began recognizing advertising revenue in March 1996. Revenue recognition policies for advertising, membership, content licensing and merchandise are set forth below.


  ADVERTISING REVENUE


     Advertising revenue is derived from the sale of advertising on the Company's Web sites. Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions," or times that an advertisement is viewed by users of the Company's Web sites.


  MEMBERSHIP REVENUE


     The Company offers monthly and yearly memberships to certain of the proprietary content contained in its Web sites. Potential members are offered a 30-day free trial membership. If such trial membership is not cancelled within the first 30 days, the member is charged and revenue is recognized. For additional fees, members are also eligible to participate in sports contests to win cash prizes and merchandise and join celebrity fan clubs.


     Revenue relating to monthly memberships is recognized in the month the service is provided, except for trial memberships as noted above. Revenue relating to yearly memberships and sports contests is recognized ratably over the life of the membership agreement or contest period. Accordingly, amounts received for which services have not yet been provided are reflected as deferred revenue in the accompanying balance sheets.


  CONTENT LICENSING REVENUE


     Content licensing revenue is derived from the licensing of certain of the Company's content to third parties. Content licensing revenue is recognized over the period of the license agreement as the Company delivers its content.


  MERCHANDISE REVENUE


     Merchandise revenue is derived from the sale of limited edition memorabilia, licensed apparel and other sports-related products. Merchandise revenue is recognized once the product has been shipped and payment is assured.

                             SPORTSLINE USA, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

  BARTER TRANSACTIONS


     The Company recognizes advertising and content licensing revenue as a result of barter transactions primarily with certain other Internet-related companies. Such revenue is recognized based on the fair value of the consideration received, which generally consists of advertising displayed on the other companies' Web sites. Barter revenue and the corresponding expense is recognized in the period the advertising is displayed.


  REVENUE BY TYPE


     Revenue by type for the years ended December 31, 1995, 1996 and 1997 is as follows:


                                                     YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                               1995          1996            1997
                                            ---------   -------------   -------------
   Advertising--cash ....................    $    --     $1,048,118     $ 4,942,046
   Advertising--barter ..................         --        502,473         471,700
   Membership--basic ....................     28,720        526,026       1,553,300
   Membership--premium services .........     23,377        356,724       1,139,153
   Content licensing--cash ..............         --             --         104,997
   Content licensing--barter ............         --             --       1,810,002
   Merchandise ..........................         --          3,349         285,814
   Other ................................         --             --          19,900
                                             -------     ----------     -----------
                                             $52,097     $2,436,690     $10,326,912
                                             =======     ==========     ===========

  COST OF REVENUE


     Cost of revenue consists primarily of content and royalty fees, payroll and related expenses for the editorial and operations staff, telecommunications and computer-related expenses for the support and delivery of the Company's services. Royalty payments are paid to certain content providers and technology and marketing partners based on membership levels subject, in certain instances, to specified minimum amounts.


  SALES AND MARKETING


     Sales and marketing expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses, and member acquisition costs. Member acquisition costs consist primarily of the direct costs of member solicitation, including advertising on other Web sites and Internet search engines and the cost of obtaining qualified prospects from direct marketing programs and from third parties. No indirect costs are included in member acquisition costs. In accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, REPORTING ON ADVERTISING COSTS, the Company may in the future capitalize such direct-response advertising costs if historical evidence is available to indicate that the advertising results in a future benefit. The Company will determine an appropriate amortization period for such costs if capitalization begins. Until that time, all such costs are expensed as incurred. All other advertising and marketing costs are charged to expense at the time the advertising takes place.

                             SPORTSLINE USA, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

  PER SHARE AMOUNTS


     Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method).


     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, was issued. SFAS No. 128 simplifies the methodology of computing earnings per share and requires the presentation of basic and diluted earnings per share. The Company's basic and diluted earnings per share are the same, as the Company's common stock equivalents are antidilutive. As the convertible preferred stock was converted into common stock upon completion of the Company's initial public offering ("IPO"), it has been reflected as common stock for all periods prior to the IPO. SFAS No. 128 was adopted as of December 31, 1997.


  USE OF ESTIMATES


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


  FAIR VALUE OF FINANCIAL INSTRUMENTS


     The Company's financial instruments, primarily consisting of cash and cash equivalents, investments, accounts receivable, restricted certificates of deposit, accounts payable and borrowings, approximate fair value due to their short-term nature and/or market rates of interest.


  CONCENTRATIONS OF CREDIT RISK


     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. Accounts receivable from customers outside the United States were not material to the Company's financial position or results of operations. The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains reserves for potential credit losses and such losses have not been significant and have been within management's expectations. The allowance for doubtful accounts amounted to $22,000 and $69,000 at December 31, 1996 and 1997, respectively. As of December 31, 1996 and 1997, management believes that the Company had no significant concentrations of credit risk.


  IMPAIRMENT OF LONG-LIVED ASSETS


     In March 1995, SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, was issued. SFAS No. 121 requires impairment losses to be recorded on

                             SPORTSLINE USA, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in 1996. The effect of adoption was not material.


  STOCK-BASED COMPENSATION


     In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS No. 123 allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has elected to continue to use the intrinsic value based method. Accordingly, pro forma disclosures required to be presented by SFAS No. 123 for companies continuing to utilize the intrinsic value based method are presented in Note 6.


  REVERSE STOCK SPLIT


     On October 10, 1997, the Board of Directors authorized a 1-for-2.5 reverse stock split of the Company's common stock to become effective upon completion of the IPO of its common stock. Such reverse stock split has been retroactively reflected in all share and per share disclosures in the accompanying financial statements and notes.


(3) PROPERTY AND EQUIPMENT, NET:


     Property and equipment, net consists of the following:



                                                                 ESTIMATED              DECEMBER 31,
                                                                USEFUL LIVES   -------------------------------
                                                                  (YEARS)           1996             1997
                                                               -------------   -------------   ---------------
   Computer equipment ......................................        2-3         $2,561,692      $  5,064,751
   Furniture, fixtures and leasehold improvements ..........        3-7            538,717           637,985
                                                                                                     -------
                                                                                 3,100,409         5,702,736
   Less--accumulated depreciation and amortization .........                      (858,779)       (2,269,451)
                                                                                ----------      ------------
                                                                                $2,241,630      $  3,433,285
                                                                                ==========      ============

     Included in property and equipment is equipment acquired under capital leases amounting to approximately $545,000 and $1,141,000 as of December 31, 1996 and 1997 less accumulated amortization amounting to $261,000 and $449,000, respectively. Depreciation and amortization expense on property and equipment amounted to approximately $174,000, $680,000 and $1,423,000 for the years ended December 31, 1995, 1996 and 1997, respectively.


(4) BORROWINGS:


     In October 1995, the Company entered into a $1,500,000 equipment line of credit with a bank (the "Equipment Line"). The Equipment Line carries interest at the prime rate plus 1.5% (10% at December 31, 1997) and is payable monthly, interest only through June 1996, and thereafter in 33 equal monthly principal plus interest payments. In addition, the Company is required to comply with certain

                             SPORTSLINE USA, INC.

(4) BORROWINGS:--(CONTINUED)

restrictive covenants which include, among other things, maintenance of certain financial ratios and a cash balance equal to the amount of the outstanding balance of the line of credit. The Company is in compliance with such requirements. The Equipment Line is collateralized by substantially all of the Company's assets. Amounts outstanding under this loan mature in 1998.


     In July 1997, the Company entered into a $2,500,000 equipment line of credit with a leasing company. The equipment line carries interest at the prime rate plus one quarter percent. Borrowings are payable over a period of 36 months. As of December 31, 1997, $600,284 was outstanding.


(5) SHAREHOLDERS' EQUITY:


     The Company was originally capitalized with cash of $173,884 and property and equipment valued at $26,116 from its founding shareholder. In August 1994, the Company's certificate of incorporation was amended to authorize the issuance of up to 25,000,000 shares of common stock $0.01 par value per share and 1,000,000 shares of preferred stock $0.01 par value per share. In May 1995, the Company's certificate of incorporation was amended and restated to increase the authorized preferred stock to 3,000,000 shares and designate such authorized stock as Series A convertible preferred stock. In March 1996, the Company's certificate of incorporation was amended to increase the authorized preferred stock to 9,162,776 shares, and to designate 6,162,776 shares as Series B convertible preferred stock. In September 1996, the Company's certificate of incorporation was amended to increase the authorized common stock to 50,000,000 shares and to increase the authorized preferred stock to 14,496,109 shares and to designate 5,333,333 shares as Series C convertible preferred stock.


     In May 1995, the Company entered into a stock subscription agreement with a venture capital firm that raised net proceeds of $2,950,861 and resulted in the issuance of 3,000,000 shares of Series A convertible preferred stock and warrants to purchase 300,000 shares of common stock with an exercise price of $5.00 per share. Such warrants were immediately exercisable and expire in May 2000.


     In March 1996, the Company entered into a stock subscription agreement with two venture capital firms and other investors that raised net proceeds of $11,092,997 and resulted in the issuance of 6,162,776 shares of Series B convertible preferred stock.


     In October 1996, the Company entered into a stock subscription agreement with two venture capital firms and other investors that raised net proceeds of $15,926,700 and resulted in the issuance of 5,333,333 shares of Series C convertible preferred stock.


     Upon completion of the Company's IPO on November 13, 1997, the convertible preferred stock converted into common stock at the ratio of 0.4 shares of common stock for each share of preferred stock, all then existing classes of preferred stock ceased to be authorized, and was replaced by the preferred stock discussed below.


     On April 14, 1997, the Board of Directors authorized the filing of an Amended and Restated Certificate of Incorporation which became effective upon the completion of the IPO. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Board of Directors authorized the issuance of up to an aggregate of 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rates, conversion rights, voting rights, terms of

                             SPORTSLINE USA, INC.

(5) SHAREHOLDERS' EQUITY:--(CONTINUED)

redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. The Company has no present plans to issue any shares of preferred stock.


     In December 1995, an investor guaranteed the $1,500,000 Term Loan (see
Note 4) to the Company by a bank. In return for the guarantee, the Company issued warrants to the investor to purchase 30,000 shares of common stock at a price of $2.50 per share, which were immediately exercisable and expire in December 2000.


     In September 1996, the Company entered into an agreement with an investor to issue warrants to acquire up to 960,000 shares of common stock at an exercise price of $8.25 per share, contingent upon the investor meeting certain conditions. These conditions included providing assistance with new technologies and business expansion opportunities. The Company did not value such warrants at December 31, 1996 as it was unable to estimate if and when the contingencies would be met. On January 30, 1997, the Company's Board of Directors concluded that the warrants were exercisable and placed a value on them of $227,000 using the Black-Scholes option pricing model with a volatility factor of 40%, risk-free interest rate of 5.1% and an estimated life of two months. The Company expects to benefit from the new technologies relating to the warrant issuance over a two-year period and, accordingly, capitalized such costs and is charging them to expense over a two-year period. In March 1997, the investor exercised the warrants resulting in net proceeds to the Company of $7,920,000 and the issuance of 960,000 shares of common stock.


     In March 1997, the Company entered into a five-year agreement with CBS Inc. ("CBS"). In consideration of the advertising and promotional efforts of CBS and its license to the Company of the right to use certain CBS logos and television-related sports content, CBS will receive 3,100,000 shares of common stock over the term of the agreement (752,273, 735,802, 558,988, 567,579 and 485,358 shares in 1997, 1998, 1999, 2000 and 2001, respectively). CBS will also have the right to receive 60% of the Company's advertising revenue on cbs.sportsline.com pages related to certain "signature events" (such as the NCAA Men's Basketball Tournament, the 1998 Winter Olympics, U.S. Open tennis, PGA Tour events and the Daytona 500) and 50% of the Company's advertising revenue on other cbs.sportsline.com pages containing CBS television-related sports content. The CBS agreement also provides that the Company shall issue to CBS on the first business day of each contract year warrants to purchase 380,000 shares of common stock at per share exercise prices ranging from $10.00 in 1997 to $30.00 in 2001. Such warrants are exercisable at any time during the contract year in which they are granted. The value of the advertising and content will be recorded annually in the balance sheet as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Amounts amortized to expense in 1997 totaled $7,835,000, consisting of amortization relating to advertising of $7,000,000, content of $431,000 and expense related to warrants of $404,000, and are included in depreciation and amortization in the accompanying statement of operations for the year ended December 31, 1997. Total annual amounts to be amortized to expense in accordance with the CBS agreement are as follows:


  1998 ................    $12,001,000
  1999 ................     12,001,000
  2000 ................     15,001,000
  2001 ................     15,001,000
                           -----------
                           $54,004,000
                           ===========

                             SPORTSLINE USA, INC.

(5) SHAREHOLDERS' EQUITY:--(CONTINUED)

     In November 1997, the Company sold 3,500,000 shares of common stock in the IPO. Of the 3,500,000 shares sold in the IPO, 2,693,549 shares were sold to the public at a price of $8.00 per share and 672,043 shares and 134,408 shares were sold to Intel Corporation and Mitsubishi Corporation, respectively, at a price of $7.44 per share. In December 1997, the underwriters exercised their over-allotment option to purchase an additional 525,000 shares of common stock. The total net proceeds to the Company from the IPO were approximately $30 million.


     In January 1998, CBS exercised its 1997 warrants resulting in net proceeds of $3.8 million to the Company.


     The Company has reserved sufficient shares of its common stock to cover issuance of common stock under the CBS agreement, exercise of common stock warrants and the stock option, incentive compensation and employee stock purchase plans discussed in Note 6.


(6) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:


     Common stock warrants issued in 1995, 1996 and 1997 to non-employees for services rendered primarily under consulting agreements were valued on the date of grant using the Black-Scholes option pricing model. The following is a summary of warrants granted, exercised, canceled and outstanding and the assumptions utilized involving the grants in 1995, 1996 and 1997:



                                           1995                      1996                        1997
                                  ----------------------   -------------------------   -------------------------
                                               WEIGHTED                    WEIGHTED                     WEIGHTED
                                                AVERAGE                     AVERAGE                     AVERAGE
                                               EXERCISE                    EXERCISE                     EXERCISE
                                    SHARES       PRICE        SHARES         PRICE         SHARES        PRICE
                                  ---------   ----------   ------------   ----------   -------------   ---------
   Warrants outstanding,
    beginning of year .........    430,000     $  5.00        810,000      $  5.13       1,047,000      $  5.23
   Granted ....................    380,000        5.30        250,000         5.45       1,933,000         8.71
   Exercised ..................         --          --             --           --        (960,000)        8.25
   Canceled ...................         --          --        (13,000)        5.00          (5,000)        5.00
                                   -------                    -------                    ---------
   Warrants outstanding,
    end of year ...............    810,000        5.13      1,047,000         5.23       2,015,000         7.16
                                   =======                  =========                    =========

     The range of exercise prices of warrants outstanding at December 31, 1997 was $2.50-$12.50. The weighted average fair value of warrants granted during 1995, 1996 and 1997 was $0.23, $2.25 and $2.83, respectively. There were
1,538,000 warrants exercisable at December 31, 1997.


     Assumptions utilized to value warrants are as follows:



                            VOLATILITY     DIVIDEND        RISK-FREE       ESTIMATED
                              FACTOR         YIELD      INTEREST RATES       LIVES
                           ------------   ----------   ----------------   ----------
   1995 grants .........       40%           0%           5.6% - 7.0%        4-6
   1996 grants .........       40%           0%           5.3% - 6.6%        4-7
   1997 grants .........       40%           0%           5.7% - 6.7%        1-9

     In 1995, the Company adopted the SportsLine USA, Inc. 1995 Stock Option Plan (the "1995 Plan") under which the Company is authorized to issue a total of 1,200,000 incentive stock options and

                             SPORTSLINE USA, INC.

(6) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:--(CONTINUED)

nonqualified stock options to purchase common stock to be granted to employees, nonemployee members of the Board of Directors and certain consultants or independent advisors who provide services to the Company. Options become exercisable for 25% of the option shares upon the optionee's completion of one year of service, as defined, with the balance vesting in successive equal monthly installments upon the optionee's completion of each of the next 36 months of service. The maximum term of the options is 10 years.


     On April 14, 1997, the Company adopted the 1997 Incentive Compensation Plan (the "Incentive Plan"). Pursuant to the Incentive Plan, the total number of shares of common stock that may be subject to the granting of awards shall be equal to: (i) 2,000,000 shares, plus (ii) the number of shares with respect to awards previously granted under the Incentive Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of common stock that are surrendered in payment of any awards or any tax withholding requirements. The Incentive Plan became effective upon completion of the IPO. The Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards at not less than the fair market value of the underlying common stock that may be settled in cash, stock or other property.


     A summary of the activity relating to the Company's stock option plans as of December 31, 1995, 1996 and 1997, and changes during the years then ended is presented below:



                                                   1995                       1996                       1997
                                          -----------------------   ------------------------   ------------------------
                                                        WEIGHTED                   WEIGHTED                    WEIGHTED
                                                         AVERAGE                    AVERAGE                    AVERAGE
                                                        EXERCISE                   EXERCISE                    EXERCISE
                                            SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                          ----------   ----------   -----------   ----------   ------------   ---------
   Outstanding at beginning
    of year ...........................         --       $   --       339,200      $  0.63        660,300      $  1.38
   Granted ............................    339,200          0.63      348,300         2.08        860,600         7.44
   Exercised ..........................         --           --        (1,875)        0.63        (38,912)        0.63
   Forfeited ..........................         --           --       (25,325)        0.63        (77,782)        2.36
                                           -------                    -------                     -------
   Outstanding at end of year .........    339,200          0.63      660,300         1.38      1,404,206         5.06
                                           =======                    =======                   =========
   Options exercisable at end
    of year ...........................     33,200          0.63      115,179         0.63        320,554         1.56
                                           =======                    =======                   =========

     The weighted average fair value of options granted during 1995, 1996 and 1997 was $0.25, $1.10 and $3.18, respectively.

                             SPORTSLINE USA, INC.

(6) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:--(CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 1997:



                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                       -------------------------------------------------------   ----------------------------------
                                               WEIGHTED
                            NUMBER             AVERAGE                                NUMBER
                        OUTSTANDING AT        REMAINING           WEIGHTED        EXERCISABLE AT        WEIGHTED
      RANGE OF           DECEMBER 31,        CONTRACTUAL           AVERAGE         DECEMBER 31,         AVERAGE
   EXERCISE PRICES           1997          LIFE (IN YEARS)     EXERCISE PRICE          1997          EXERCISE PRICE
--------------------   ----------------   -----------------   ----------------   ----------------   ---------------
$  0.63                      454,937              7.66            $  0.63             265,878           $  0.63
    5.00                     262,469              8.96               5.00              34,676              5.00
    8.00                     683,100              9.74               8.00              20,000              8.00
    8.06 to 10.00                500              9.90               8.13                  --                --
   10.13 to 11.31              3,200              9.92              11.02                  --                --
                             -------                                                  -------
    0.63 to 11.31          1,404,206              9.01               5.06             320,554              1.56
                           =========                                                  =======

     Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997, respectively: risk-free interest rates of 5.4% to 6.5%, 6.0% to 6.6% and 5.7% to 6.7%, dividend yield of 0% for all years, expected volatility factor of 40% for all years and expected life of 4.39 years for all years. The Company's pro forma information follows for the years ended December 31:



                                                 1995                1996                1997
                                           ----------------   -----------------   -----------------
   Net loss--As reported ...............     $ (5,329,903)      $ (12,855,374)      $ (26,534,621)
   Pro forma ......................    .       (5,340,470)        (13,017,564)        (27,021,111)
   Net loss per share--basic and diluted
   As reported ....................    .     $      (1.42)      $       (1.92)      $       (2.54)
   Pro forma ......................    .            (1.43)              (1.97)              (2.58)

     On April 14, 1997, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") under which 500,000 shares of common stock are reserved. The Purchase Plan became effective upon completion of the IPO. The Purchase Plan provides eligible employees, as defined therein, the right to purchase shares of common stock. The purchase price per share will be equal to 85% of the fair market value as of certain measurement dates. Such purchases are limited in any calendar year to the lower of 25% of the employee's total annual compensation or $25,000. At December 31, 1997, employees' contributions to the Plan was approximately $757,000 which will purchase shares of common stock on June 30, 1998.


     In January 1996, the Company adopted the SportsLine USA, Inc. Retirement Plan that qualifies under Section 401(k) of the Internal Revenue Code. Under this plan, participating employees, as defined, may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limits. There is currently no matching of employee contributions by the Company.

                             SPORTSLINE USA, INC.

(7) INCOME TAXES:

     No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1997. At December 31, 1997, the Company had approximately $44,000,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income; such carryforwards expire from 2009 to 2012. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.


     Deferred tax assets at December 31, 1996 and 1997 consist primarily of the tax effect of net operating loss carryforwards which amounted to approximately $6,335,000 and $17,160,000, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full 100% valuation allowance on the deferred tax assets at December 31, 1996 and 1997 to reduce such deferred income tax assets to zero as it is management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance requirement periodically and make adjustments as warranted.


(8) COMMITMENTS AND CONTINGENCIES:


     The Company leases its office facility and computer and communications equipment under noncancellable leases that expire on various dates through 2001. The office leases require the Company to pay operating costs, including property taxes and maintenance and include rent adjustment clauses.


     Under the terms of one office lease, the Company has provided a letter of credit to the landlord. The letter of credit is secured by a restricted certificate of deposit of approximately $139,000 as of December 31, 1997.


     Rent expense amounted to approximately $81,000, $97,000 and $392,000 for the years ended December 31, 1995, 1996 and 1997, respectively.


     Future minimum lease payments for all leases are as follows as of December 31, 1997:



                                                         CAPITAL      OPERATING
                                                       -----------   ----------
   1998 ............................................    $ 386,842     $324,000
   1999 ............................................      254,700      241,000
   2000 ............................................      164,184      182,000
   2001 ............................................           --       97,000
                                                        ---------     --------
   Total minimum lease payments ....................      805,726     $844,000
                                                                      ========
   Less: amount representing interest ..............      (77,360)
                                                        ---------
   Lease obligations reflected as current ($339,553)
    and noncurrent ($388,813) ......................    $ 728,366
                                                        =========

     The Company has entered into various licensing, royalty and consulting agreements with various content providers, vendors and sports celebrities. The remaining terms of these agreements range from one to ten years. These agreements provide for the payment of royalties, bounties and certain

                             SPORTSLINE USA, INC.

(8) COMMITMENTS AND CONTINGENCIES:--(CONTINUED)

guaranteed amounts on a per member and/or a minimum dollar amount basis. Additionally, some agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the celebrity athlete from whose Web site the revenue is derived. Minimum guaranteed payments required under such agreements are as follows as of December 31, 1997:



        1998 ...............   $ 4,648,000
        1999 ...............     2,595,000
        2000 ...............     1,568,000
        2001 ...............       720,000
        2002 ...............       620,000
        Thereafter .........     5,000,000
                               -----------
                               $15,151,000
                               ===========

     Certain of the above commitments may be reduced based upon the appreciation of equity instruments issued and the amount of profit sharing earned under the related agreements.


     Effective July 1, 1997, the Company entered into an agreement with America Online Inc. ("AOL") that requires the Company to provide cash consideration and certain content and promotion during the one-year term of the agreement. AOL will provide prominent placement of cbs.sportsline.com on its online service as well as other promotion and advertising. The agreement also provides for a sharing of advertising, merchandise and premium product revenue. Cash commitments related to this agreement are included in the preceding table.


     On March 25, 1997, Weatherline, Inc. ("Weatherline"), a company that provides pre-recorded weather and sports information by telephone, filed a complaint against the Company in the United States District Court for the Eastern District of Missouri. Weatherline owns a United States trademark registration for the mark "Sportsline" for use in promoting the goods and services of others by making sports information available to customers of participating businesses through the telephone, and claims to have used the mark for this purpose since 1968. The complaint alleges that the Company's use of the mark "SportsLine USA" and other marks utilizing the term "SportsLine" infringes upon and otherwise violates Weatherline's rights under its registered trademark and damages Weatherline's reputation. The complaint seeks a preliminary and permanent injunction against the Company from using marks containing the term "SportsLine" or any other similar name or mark which would be likely to cause confusion with Weatherline's mark. The complaint also seeks actual and punitive damages and attorneys' fees. The Company believes that its use of the "SportsLine" mark and "SportsLine" derivative marks does not infringe upon or otherwise violate Weatherline's trademark rights. The Company has filed an answer in which it denied all material allegations of the complaint and asserted several affirmative defenses. The action is still in the discovery stage, and a trial is currently scheduled for September 1998. The Company intends to vigorously defend itself against the action. The legal costs that may be incurred by the Company in defending itself against this action could be substantial, and the litigation could be protracted and result in diversion of management and other resources of the Company. In a separate matter, a request for an extension of time to oppose the Company's application to register the current version of the SportsLine USA logo has been filed by Weatherline with the United States Patent and Trademark Office ("USPTO"). There can be no assurance that the Company will prevail in the lawsuit or any related opposition proceeding at the USPTO, and an adverse decision in this lawsuit could result in the Company being prohibited from further use and registration of the

                             SPORTSLINE USA, INC.

(8) COMMITMENTS AND CONTINGENCIES:--(CONTINUED)

"SportsLine" mark and "SportsLine" derivative marks and being ordered to pay substantial damages and attorneys' fees to Weatherline, either of which could have a material adverse effect on the Company's business, results of operations and financial condition.


     From time to time, the Company may be involved in other litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.


(9) SUBSEQUENT EVENT:


     On January 29, 1998, the Company completed the acquisition (the "Merger") of GolfWeb, a privately-held Internet company that provides golf-related content, interactive entertainment, membership services and merchandise through its GolfWeb Web site, golfweb.com, and international Web sites targeted to golf enthusiasts in Japan, the United Kingdom, Canada and Australia. In consideration for all of the capital stock of GolfWeb outstanding, SportsLine issued an aggregate of 860,345 shares of SportsLine common stock (including 12,541 shares subject to GolfWeb stock options that were vested and 3,314 shares subject to GolfWeb warrants that were exercisable). In addition, SportsLine assumed all of the outstanding stock options and warrants to purchase capital stock of GolfWeb, which were converted into options and warrants to purchase an aggregate of 53,292 shares (consisting of 12,541 shares subject to vested stock options and 40,751 shares subject to unvested stock options) and 3,314 shares of SportsLine common stock, respectively. Pro forma weighted average common and common equivalent shares outstanding for the periods presented were determined by applying the exchange ratio, adjusted for certain preferred stock conversions which occurred immediately prior to the Merger, to the weighted average GolfWeb common and preferred shares outstanding for each period. The Company is accounting for this transaction using the pooling-of-interests method of accounting. The accompanying financial statements of the Company will be restated to include the accounts of GolfWeb after post combination results have been published.

                             SPORTSLINE USA, INC.

(9) SUBSEQUENT EVENT:--(CONTINUED)

     The following supplemental pro forma information details the results of operations of the Company and GolfWeb for the periods before the pooling-of-interests combination was consummated:



                                                            YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                                  1995                1996                1997
                                            ----------------   -----------------   -----------------
   Revenue:
    The Company .........................     $     52,097       $   2,436,690       $  10,326,912
    GolfWeb .............................           47,738             621,726           1,686,790
                                              ------------       -------------       -------------
                                              $     99,835       $   3,058,416       $  12,013,702
                                              ============       =============       =============
   Net loss:
    The Company .........................     $ (5,329,903)      $ (12,855,374)      $ (26,534,621)
    GolfWeb .............................         (778,523)         (3,247,280)         (7,642,727)
                                              ------------       -------------       -------------
                                              $ (6,108,426)      $ (16,102,654)      $ (34,177,348)
                                              ============       =============       =============
   Net loss per share--basic and diluted:
    The Company .........................     $      (1.42)      $       (1.92)      $       (2.54)
    GolfWeb .............................            (0.17)              (0.39)              (0.54)
                                              ------------       -------------       -------------
                                              $      (1.59)      $       (2.31)      $       (3.08)
                                              ============       =============       =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not Applicable.



                                   PART III


ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT.


     Information concerning the executive officers of the Company is contained in "Item 1. Business of this Annual Report on Form 10-K. The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 11. EXECUTIVE COMPENSATION.


     The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     The information required in response to this item is incorporated by reference to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


     (a) 1. Financial Statements:


      Reference is made to the Index to Financial Statements set forth in "Item
8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.


        2. Financial Statement Schedules:


      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required under the related instructions, the required information is contained in the financial statements and notes thereto or are not applicable, and therefore have been omitted.


        3. Exhibits:


     The following exhibits are filed as part of this Annual Report on Form
   10-K:

  EXHIBIT
    NO.                                                     DESCRIPTION
----------   --------------------------------------------------------------------------------------------------------
  3.1        Form of Amended and Restated Certificate of Incorporation(3.1)(1)
  3.2        Form of Amended and Restated Bylaws(3.2)(1)
 10.1        1995 Stock Option Plan(10.1)(1)*
 10.2        Form of Indemnification Agreement between the Company and each of its directors and executive officers(10.2)(1)
 10.3        1997 Incentive Compensation Plan(10.3)(1)*
 10.4        Employee Stock Purchase Plan(10.4)(1)*
 10.5        Amended and Restated Investors' Rights Agreement dated as of September 25, 1996, among the Company, the holders of the Company's Series A, Series B and Series C Preferred Stock,
             The Estate of Burk Zanft and Michael Levy(10.5)(1)
 10.6        Agreement dated March 5, 1997 between the Company and CBS Inc.(10.6)(1)
 10.7        Licensing Agreement dated September 27, 1996 between the Company and US WEST
             Interactive Services, Inc.(10.7)(1)
 10.8        Marketing Agreement dated March 12, 1996 between the Company and Reuters NewMedia,
             Inc.(10.8)(1)
 10.9        Guaranty dated December 1995 executed by Kleiner Perkins Caufield & Byers(10.9)(1)
 10.10       Consulting Agreement dated September 1, 1994, between the Company and Horrow Sports
             Ventures(10.10)(1)*
 10.11       Agreement dated June 1996 between the Company and Michael P. Schulhof(10.11)(1)*
 10.12       Agreement dated August 1994 between the Company and Planned Licensing, Inc.(10.12)(1)
 10.13       Employment Agreement dated as of September 1, 1997, between the Company and Kenneth
             W. Sanders(10.13)(1)*
 10.14+      Advisory Agreement dated June 20, 1997 among the Company, Michael Jordan and Falk
             Associates Management Enterprises(10.14)(1)
 10.15+      Advisory Agreement dated July 1, 1997 between the Company and ETW Corp.(10.15)(1)
 10.16+      Interactive Services Agreement dated July 1, 1997 between the Company and America Online,
             Inc.(10.16)(1)
 10.17+      Amendment to Advisory Agreement and Warrants dated November 7, 1997 between the
             Company, Michael Jordan and FAME, Inc.(10.17)(1)
 10.18+      Stock Option between the Company and Gerry Hogan(10.19)(2)*
 10.19       Agreement and Plan of Merger dated as of January 15, 1998, among the Company,
             GolfWeb.Com, Inc. and GolfWeb (excluding Exhibits thereto), and Amendment No. 1 to the
             Merger Agreement dated of January 29, 1998, among the Company, GolfWeb.Com, Inc. and
             GolfWeb(2.1;2.2)(3)
 21.1        Subsidiaries of the Company(4)
 23.1        Consent of Arthur Andersen LLP(4)
 27.1        Financial Data Schedule--For SEC use only(4)

----------------
(1) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-1 (Registration No. 333-25259).

(2) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-8 (Registration No. 333-46029).

(3) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 8-K (Event of January 29,
    1998).

(4) Filed herewith.

 + Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

 *  Management Contract or Compensatory Plan


(b) Reports on Form 8-K


     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SPORTSLINE USA, INC.


                                 BY: /s/ MICHAEL LEVY
                                     -------------------------------------
                                     MICHAEL LEVY
                                     President and Chief Executive Officer


March 19, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:



        NAME AND SIGNATURE                       TITLE                     DATE
---------------------------------   ------------------------------   ---------------
 /s/  MICHAEL LEVY                  President, Chief Executive       March 19, 1998
------------------------------      Officer and Director
          Michael Levy              (principal executive officer)


 /s/  KENNETH W. SANDERS            Chief Financial Officer          March 19, 1998
------------------------------      (principal financial
          Kenneth W. Sanders        and accounting officer)


 /s/  THOMAS CULLEN                 Director                         March 19, 1998
------------------------------
         Thomas Cullen


 /s/  GERRY HOGAN                   Director                         March 19, 1998
------------------------------
          Gerry Hogan


 /s/  RICHARD B. HORROW             Director                         March 19, 1998
------------------------------
           Richard B. Horrow


 /s/  JOSEPH LACOB                  Director                         March 19, 1998
------------------------------
          Jseph Lacob


 /s/  SEAN MCMANUS                  Director                         March 19, 1998
------------------------------
          Sean McManus


 /s/  ANDREW NIBLEY                 Director                         March 19, 1998
------------------------------
         Andrew Nibley


-------------------------------     Director                         March   , 1998
        Derek Reisfield


 /s/  JAMES C. WALSH                Director                         March 19, 1998
------------------------------
         James C. Walsh


 /s/  MICHAEL P. SCHULHOF           Director                         March 19, 1998
------------------------------
          Michael P. Schulhof

                                 EXHIBIT INDEX



                                               SEQUENTIAL
 EXHIBIT                                          PAGE
   NO.                DESCRIPTION                NUMBER
---------   -------------------------------   -----------
 21.1       Subsidiaries of the Company
 23.2       Consent of Arthur Andersen LLP
 27.1       Financial Data Schedule