Form 10-Q
period 1998-03-31
SPORTSLINE USA INC
filed 1998-04-15
CIK 945688

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

        (Mark One)   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-23337


                              SPORTSLINE USA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  65-070894
       (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)


                  6340 N.W. 5TH WAY
                  FORT LAUDERDALE, FLORIDA               33309
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)


                                 (954) 351-2120
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                      NONE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. YES  [X]   NO [ ]

     Number of shares of common stock outstanding as of March 31, 1998: 16,230,241

                               Page 1 of 16 Pages

================================================================================

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----
Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998.....   3

Consolidated Statements of Operations
  for the three months ended March 31, 1997 and 1998.......................   4

Consolidated Statement of Changes in Shareholders' Equity
  for the three months ended March 31, 1998 ...............................   5

Consolidated Statements of Cash Flows
  for the three months ended March 31, 1997 and 1998.......................   6

Notes to Consolidated Financial Statements ................................   7

                      SPORTSLINE USA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)



                                                                         DECEMBER 31,         MARCH 31,
                                                                             1997               1998
                                                                       ----------------   ----------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................................    $  32,482,039      $  29,794,398
 Marketable securities .............................................        1,505,909          1,525,324
 Deferred advertising and content costs ............................          517,084          9,414,064
 Accounts receivable ...............................................        2,214,150          3,442,643
 Prepaid expenses and other current assets .........................        2,847,561          2,813,718
                                                                        -------------      -------------
  Total current assets .............................................       39,566,743         46,990,147
RESTRICTED CERTIFICATES OF DEPOSIT .................................          138,601                 --
PROPERTY AND EQUIPMENT, net ........................................        4,169,688          4,231,681
OTHER ASSETS .......................................................        1,850,605          1,780,599
                                                                        -------------      -------------
                                                                        $  45,725,637      $  53,002,427
                                                                        =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ..................................................    $   2,001,900      $     882,240
 Accrued liabilities ...............................................        3,257,708          5,730,000
 Current portion of capital lease obligations ......................          501,193            488,054
 Current portion of long-term borrowings ...........................          682,159                 --
 Deferred revenue ..................................................        1,839,962          1,380,461
                                                                        -------------      -------------
  Total current liabilities ........................................        8,282,922          8,480,755
CAPITAL LEASE OBLIGATIONS, net of
  current portion ..................................................          457,700            457,212
                                                                        -------------      -------------
  Total liabilities ................................................        8,740,622          8,937,967
                                                                        -------------      -------------
COMMITMENTS AND CONTINGENCIES (Note 3)
SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 1997
   and March 31, 1998 ..............................................               --                 --
 Common stock, $0.01 par value, 50,000,000 shares authorized,
   15,019,220 and 16,230,241 issued and outstanding as of
   December 31, 1997 and March 31, 1998, respectively ..............          150,192            162,302
 Additional paid-in capital ........................................       93,627,062        109,700,795
 Accumulated deficit ...............................................      (56,792,239)       (65,798,637)
                                                                        -------------      -------------
  Total shareholders' equity .......................................       36,985,015         44,064,460
                                                                        -------------      -------------
                                                                        $  45,725,637      $  53,002,427
                                                                        =============      =============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      SPORTSLINE USA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)





                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                  ---------------------------------
                                                        1997              1998
                                                  ---------------   ---------------
REVENUE .......................................    $  1,474,427      $  6,789,226
COST OF REVENUE ...............................       1,886,125         4,414,296
                                                   ------------      ------------
GROSS MARGIN (DEFICIT) ........................        (411,698)        2,374,930
OPERATING EXPENSES:
 Product development ..........................         672,219           389,130
 Sales and marketing ..........................       2,231,923         4,362,863
 General and
   administrative .............................       1,660,135         3,214,565
 Depreciation and amortization ................       1,394,329         3,828,798
                                                   ------------      ------------
  Total operating expenses ....................       5,958,606        11,795,356
                                                   ------------      ------------
LOSS FROM OPERATIONS ..........................      (6,370,304)       (9,420,426)
INTEREST EXPENSE ..............................         (33,943)          (27,199)
INTEREST AND OTHER INCOME, net ................         178,971           441,227
                                                   ------------      ------------
NET LOSS ......................................    $ (6,225,276)     $ (9,006,398)
                                                   ============      ============
NET LOSS PER SHARE--BASIC AND DILUTED .........    $      (0.67)     $      (0.56)
                                                   ============      ============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING--
  BASIC AND DILUTED ...........................       9,312,707        16,087,874
                                                   ============      ============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE USA, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                  (UNAUDITED)




                                              COMMON STOCK         ADDITIONAL
                                        ------------------------     PAID-IN       ACCUMULATED
                                           SHARES       AMOUNT       CAPITAL         DEFICIT           TOTAL
                                        ------------ ----------- -------------- ----------------- --------------
Balance, December 31, 1997 ............  15,019,220   $150,192    $ 93,627,062    $ (56,792,239)   $ 36,985,015
Proceeds from exercise of common
 stock options ........................      47,303        473          89,667               --          90,140
Proceeds from exercise of common
 stock warrants .......................      47,916        479         297,770               --         298,249
Proceeds from exercise by CBS of common
 stock warrants .......................     380,000      3,800       3,796,200               --       3,800,000
Non-cash issuance of common stock and
 common stock warrants pursuant to CBS
 agreement ............................     735,802      7,358      11,890,096               --      11,897,454
Net loss ..............................          --         --              --       (9,006,398)     (9,006,398)
                                         ----------   --------    ------------    -------------    ------------
Balance, March 31, 1998 ...............  16,230,241   $162,302    $109,700,795    $ (65,798,637)   $ 44,064,460
                                         ==========   ========    ============    =============    ============

        The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                      SPORTSLINE USA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                         ---------------------------------
                                                                                               1997             1998
                                                                                         ---------------- ----------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss .........................................................................   $ (6,225,276)    $ (9,006,398)
       Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ..................................................      1,394,329        3,828,798
        Provision for doubtful accounts ................................................         15,825           33,801
        Changes in operating assets and liabilities:
         Accounts receivable ...........................................................        (54,752)      (1,262,294)
         Prepaid expenses and other assets .............................................        (34,421)        (119,257)
         Accounts payable ..............................................................     (1,162,887)      (1,119,660)
         Accrued liabilities ...........................................................      1,299,389        2,472,292
         Deferred revenue ..............................................................        195,338         (459,501)
                                                                                           ------------     ------------
        Net cash used in operating activities ..........................................     (4,572,455)      (5,632,219)
                                                                                           ------------     ------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of marketable securities ...............................................             --          (19,415)
      Purchases of property and equipment ..............................................       (741,349)        (591,374)
      Net redemption of restricted certificates of deposit .............................             --          138,601
                                                                                           ------------     ------------
        Net cash used in investing activities ..........................................       (741,349)        (472,188)
                                                                                           ------------     ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock and common stock warrants
       and options .....................................................................      7,923,276        4,188,389
      Proceeds from long-term borrowings ...............................................      1,295,367               --
      Repayment of long-term borrowings ................................................        (56,130)        (682,159)
      Repayment of capital lease obligations ...........................................       (118,819)         (89,464)
                                                                                           ------------     ------------
         Net cash provided by financing activities .....................................      9,043,694        3,416,766
                                                                                           ------------     ------------
        Net increase (decrease) in cash and cash equivalents ...........................      3,729,890       (2,687,641)
     CASH AND CASH EQUIVALENTS, beginning of period ....................................     15,249,545       32,482,039
                                                                                           ------------     ------------
     CASH AND CASH EQUIVALENTS, end of period ..........................................   $ 18,979,435     $ 29,794,398
                                                                                           ============     ============
     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
      FINANCING ACTIVITIES:
      Non-cash issuance of common stock and common stock warrants pursuant
       to CBS agreement ................................................................   $  8,100,561     $ 11,897,454
                                                                                           ============     ============
      Non-cash issuance of common stock warrants pursuant to consulting agreements .....   $    830,191     $         --
                                                                                           ============     ============
      Equipment acquired under capital leases ..........................................   $         --     $     75,837
                                                                                           ============     ============
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest ...........................................................   $     50,667     $     27,199
                                                                                           ============     ============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE USA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) NATURE OF OPERATIONS:


     SportsLine USA, Inc. ("SportsLine") was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. The Company is a leading Internet-based sports media company that provides branded, interactive information and programming as well as merchandise to sports enthusiasts worldwide. The Company's flagship site on the World Wide Web (the "Web"), cbs.sportsline.com, delivers real-time, in-depth and compelling sports content and programming that capitalizes on the Web's unique graphical and interactive capabilities. The Company's other Web sites include those devoted to sports superstars, specific sports such as golf, cricket and soccer, international sports coverage and electronic odds and analysis on major sports events.


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


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements include the accounts of SportsLine USA, Inc. and its subsidiary (the "Company"). The consolidated financial statements include the financial position and results of operations of GolfWeb which the Company acquired on January 29, 1998 (the "Merger"). GolfWeb was a privately-held Internet company that provides golf-related content, interactive entertainment, membership services and merchandise through its golfweb.com site, and its international Web sites targeted to golf enthusiasts in Japan, the United Kingdom, Canada and Australia. The Company is accounting for this transaction using the pooling-of-interests method of accounting, therefore the accounts of GolfWeb have been included retroactively in the consolidated financial statements as if the companies had operated as one entity since inception.


     In the opinion of management, the unaudited consolidated interim financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1997 and 1998. The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.


     These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

                      SPORTSLINE USA, INC. AND SUBSIDIARY

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

PER SHARE AMOUNTS


     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, was issued. SFAS No. 128 simplifies the methodology of computing earnings per share and requires the presentation of basic and diluted earnings per share. The Company's basic and diluted earnings per share are the same, as the Company's common stock equivalents are antidilutive. The Company's previously outstanding convertible preferred stock was converted upon completion of the Company's initial public offering ("IPO"). Accordingly, such shares have been reflected as common stock for all periods prior to the IPO. SFAS No. 128 was adopted as of December 31, 1997.


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


REVENUE BY TYPE


     Revenue by type for the three months ended March 31, 1997 and 1998 is as follows:
                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                            -----------------------------
                                                 1997            1998
                                            -------------   -------------
   Advertising--cash ....................    $  767,641      $4,280,370
   Advertising--barter ..................        14,500         138,492
   Membership--basic ....................       326,675         492,531
   Membership--premium services .........       193,874         516,100
   Content licensing--barter ............        15,000         892,001
   Merchandise ..........................       156,737         467,076
   Other ................................            --           2,656
                                             ----------      ----------
                                             $1,474,427      $6,789,226
                                             ==========      ==========

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, SFAS No. 130, REPORTING COMPREHENSIVE INCOME was issued, which is required to be adopted by the Company in the year ended December 31, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company does not believe the implementation of SFAS No. 130 will have a material impact on its financial position or results of operations.


(3) COMMITMENTS AND CONTINGENCIES:


     On March 25, 1997, Weatherline, Inc. ("Weatherline"), a company that provides pre-recorded weather and sports information by telephone, filed a complaint against the Company in the United States District Court for the Eastern District of Missouri. Weatherline owns a United States trademark registration for the mark "Sportsline" for use in promoting the goods and services of others by making sports information available to customers of participating businesses through the telephone, and claims to have used the mark for this purpose since 1968. The complaint alleges that the Company's use of the mark "SportsLine USA" and other marks utilizing the term "SportsLine" infringes upon and otherwise violates Weatherline's rights under its registered trademark and damages Weatherline's reputation. The complaint seeks a preliminary and permanent injunction against the Company from using marks containing the term "SportsLine" or any other similar name or mark which would be likely to cause confusion with Weatherline's mark. The complaint also seeks actual and punitive damages and attorneys' fees. The Company believes that its use of the "SportsLine" mark and "SportsLine" derivative marks does not infringe upon or otherwise violate Weatherline's trademark rights. The Company has filed an answer in which it denied all material allegations of the complaint and asserted

                      SPORTSLINE USA, INC. AND SUBSIDIARY

(3) COMMITMENTS AND CONTINGENCIES:--(CONTINUED)

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


     From time to time, the Company may be involved in other litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, AMONG OTHERS, COMPETITIVE PRESSURES, THE GROWTH RATE OF THE INTERNET, CONSTANTLY CHANGING TECHNOLOGY AND MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES. INVESTORS ARE ALSO DIRECTED TO CONSIDER THE OTHER RISKS AND UNCERTAINTIES DISCUSSED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURENCE OF UNANTICIPATED EVENTS. THE FOLLOWING DISCUSSION ALSO SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS PROSPECTUS.


RECENT DEVELOPMENTS


     On January 29, 1998, the Company acquired all of the outstanding capital stock of GolfWeb in exchange for approximately 844,490 shares of common stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of common stock. The acquisition is being accounted for under the "pooling-of-interests" accounting method. Accordingly, the Company's consolidated financial statements include the accounts of GolfWeb. See Note 2 of Notes to Consolidated Financial Statements.


     On March 19, 1998, the Company filed a registration statement for a public offering (the "Secondary Offering") of 4,000,000 shares of common stock, of which 2,288,430 shares are expected to be offered by the Company and 1,711,570 shares are expected to be offered by certain selling shareholders. It is anticipated that the shares of common stock offered in the Secondary Offering will be sold at a slight discount to the trading prices of the common stock at the time of the sale. Subject to market conditions, the Company currently plans to effect the Secondary Offering during the second quarter of 1998; however, there can be no assurance that the Secondary Offering will occur.


RESULTS OF OPERATIONS


REVENUE


     Total revenue for the three months ended March 31, 1998 and 1997 was $6,789,000 and $1,474,000, respectively. The increase in revenue was due to increased advertising sales, as well as increased revenue from the sale of merchandise, memberships and premium service fees, and content licensing. Advertising revenue for the three months ended March 31, 1998 and 1997 accounted for approximately 65% and 53%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. During 1997 and the three months ended March 31, 1998, the Company increased its sales efforts, including expanding its sales force and opening sales offices in New York City, San Francisco and Chicago. In addition to increased sales efforts, the number of impressions available on the Company's Web sites increased as more content was produced. Membership revenue increased as a result of additional member signups and retention. Basic membership fees remained the same during the three months ended March 31, 1997 and 1998. Premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as increased number of premium products, including the Company's VEGASINSIDER.COM Web site, which was launched in March 1997. Merchandising revenue increased 197% to $467,000 for the three months ended March 31, 1998 from $157,000 for the three months ended March 31, 1997. During the fourth quarter of 1997, the Company launched The Sports Store (thesportstore.com), which offers a variety of branded sports merchandise, books, videos and unique collectible memorabilia. As of

March 31, 1998, the Company had deferred revenue of $1,380,000 relating to cash or receivables for which services had not yet been provided.


     Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 15% and 2% of total revenue for the three months ended March 31, 1998 and 1997, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships as appropriate.


COST OF REVENUE


     Cost of revenue for the three months ended March 31, 1998 and 1997 was $4,414,000 and $1,886,000, respectively. The increase in cost of revenue was primarily the result of increased revenue sharing, content fees, athlete/personality fees incurred, as well as increases in editorial and operations staff necessary for the production of sports-related information and programming on the Company's Web sites. In addition, telecommunications cost has increased as the Company increased its capacity to provide support and delivery of its services to the increased traffic on its Web sites. The Company anticipates that cost of revenue will grow as it increases staffing to expand its services, increases its merchandising efforts, incurs higher content and royalty fees and as the Company requires more bandwidth from its Internet service providers. As a percentage of revenue, cost of revenue decreased to 65% for the three months ended March 31, 1998 from 128% for the three months ended March 31, 1997.


OPERATING EXPENSES


     PRODUCT DEVELOPMENT. Product development expense was $389,000 for the three months ended March 31, 1998 compared to $672,000 for the three months ended March 31, 1997. The decrease in product development expense in the first quarter of 1998 is primarily the result of the reduction of product development personnel and consultants at GolfWeb. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest significant resources in product development. As a percentage of revenue, product development expense decreased to 6% for the three months ended March 31, 1998 from 46% for the three months ended March 31, 1997.


     SALES AND MARKETING. Sales and marketing expense was $4,363,000 for the three months ended March 31, 1998 compared to $2,232,000 for the three months ended March 31, 1997. The increase in sales and marketing expense was primarily the result of the growth in the number of personnel and related costs and increased advertising on other Web sites and Internet search engines. Barter transactions accounted for approximately 24% and 1% of sales and marketing expense for the three months ended March 31, 1998 and 1997, respectively. The increase in the proportionate amount of barter expense was due to the use of barter for content licensing during 1998. As a percentage of revenue, sales and marketing expense decreased to 64% for the three months ended March 31, 1998 from 151% for the three months ended March 31, 1997.


     GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended March 31, 1998 was $3,214,000 compared to $1,660,000 for the three months ended March 31, 1997. The increase in general and administrative expense in each period was primarily attributable to salary and related expenses for additional personnel, higher professional fees and recruitment expenses. As a percentage of revenue, general and administrative expense decreased to 47% for the three months ended March 31, 1998 from 113% for the three months ended March 31, 1997.


     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $3,829,000 for the three months ended March 31, 1998 compared to $1,394,000 for the three months ended March 31, 1997. The increase in depreciation and amortization expense was primarily due to the amortization of amounts related to the agreement with CBS Inc. ("CBS") and to a much lesser extent additional property and equipment.

     Under the Company's agreement with CBS, the Company will issue at the beginning of each contract year shares of common stock and warrants to purchase common stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content will be recorded annually in the balance sheet as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Total expense under the CBS agreement was $3,000,000 for the three months ended March 31, 1998, and will be $9,001,000 for the remainder of 1998.


     INTEREST EXPENSE. Interest expense was $27,000 for the three months ended March 31, 1998 compared to $34,000 for the three months ended March 31, 1997. In January 1997 the Company fully paid the balance due under a capital lease of telecommunications equipment and in February 1998, the Company fully paid the balance of two of its equipment lines.


     INTEREST AND OTHER INCOME, NET. Interest and other income, net for the three months ended March 31, 1998 was $441,000 compared to $179,000 for the three months ended March 31, 1997. The increase was primarily attributable to the higher average investments in cash and cash equivalents and marketable securities of the proceeds from the IPO. The Company anticipates that interest income will increase in future periods as a result of the investment of the net proceeds from the IPO and, if completed, the Secondary Offering, pending other uses.


LIQUIDITY AND CAPITAL RESOURCES


     As of March 31, 1998, the Company's primary source of liquidity consisted of $31,320,000 in cash and marketable securities. In January 1998, CBS exercised warrants to purchase 380,000 shares of common stock, resulting in the net proceeds of $3,800,000.


     As of December 31, 1997, the Company owed $281,000 under its equipment line of credit which was paid in full in February 1998.


     The Company has obtained revolving credit facilities that provide for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of March 31, 1998, the Company owed $743,000 under these facilities.


     As of March 31, 1998, the Company owed $203,000 under the GolfWeb equipment lines of credit.


     As of March 31, 1998, deferred advertising and content costs totaled $9,414,000, which represented costs related to the CBS agreement to be amortized to depreciation and amortization expense during the year ended December 31, 1998. Accrued liabilities totaled $5,730,000 as of March 31, 1998, an increase of $2,472,000 from December 31, 1997, primarily due to increases in accruals for revenue sharing, professional fees and amounts withheld for employees' contributions under the Company's employee stock purchase plan.


     Net cash used in operating activities was $5,632,000 and $4,572,000 for the three months ended March 31, 1998 and 1997, respectively. The principal uses of cash were to fund the Company's net losses from operations, partially offset by increases in accrued liabilities and depreciation and amortization.


     Net cash used in investing activities was $472,000 and $741,000 for the three months ended March 31, 1998 and 1997, respectively. The principal uses were purchases of property and equipment.


     Net cash provided by financing activities was $3,417,000 and $9,044,000 for the three months ended March 31, 1998 and 1997, respectively. Financing activities consisted principally of the issuance of equity securities.


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


     The Company intends to use the net proceeds from the IPO and, if completed, the Secondary Offering for working capital and other general corporate purposes, including expansion of the Company's marketing and advertising sales efforts, content development and licensing, international expansion and for capital expenditures. Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $4,000,000 of property and equipment in 1998, primarily computer equipment and furniture and fixtures. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.


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



YEAR 2000 COMPLIANCE


     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. While uncertainty exists concerning the potential effects associated with such compliance, the Company does not believe that year 2000 compliance will result in a material adverse effect on its financial condition or results of operations.



SEASONALITY


     The Company expects that its revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics, the Ryder Cup and the World Cup, although such events do not occur every year. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertisingexpenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse affect on the Company's business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, SFAS No. 130, REPORTING COMPREHENSIVE INCOME was issued, which is required to be adopted by the Company in the year ended December 31, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company does not believe the implementation of SFAS No. 130 will have a material impact on its financial position or results of operations.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


     During the three months ended March 31, 1998, there were no material developments in previously reported litigation involving the Company.


ITEM 2. CHANGE IN SECURITIES


SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED MARCH 31, 1998


     During the three months ended March 31, 1998, the Company issued and sold the following securities without registration under the Securities Act.


     In January 1998, the Company issued to CBS 735,802 shares of common stock and warrants to purchase 380,000 shares of common stock. The consideration for such shares and warrants consisted of licenses to CBS logos and content and CBS's agreement to provide the Company specified minimum amounts of advertising and promotion. In addition, upon exercise of warrants that were granted to CBS in January 1997, the Company issued to CBS 380,000 shares of common stock for aggregate cash consideration of $3,800,000.


     In January 1998, in consideration of the Company's acquisition of all of the outstanding capital stock of GolfWeb, the Company issued to the shareholders of GolfWeb a total of 844,490 shares of common stock.


     During the three months ended March 31, 1998, upon exercise of warrants, the Company issued a total of 47,916 shares of common stock for aggregate cash consideration of $298,249, including (i) 20,000 shares of common stock to ETW Corp. for cash consideration of $150,000; (ii) 10,000 shares of common stock to Arnold Palmer Enterprises, Inc. for cash consideration of $50,000; (iii) 9,250 shares of common stock to Wayne Gretzky for cash consideration of $46,250; and
(iv) 8,666 shares of common stock to International Management Group for cash consideration of $51,999.


     No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in
Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None


ITEM 5. OTHER INFORMATION


     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibits.


       Exhibit 27. Financial Data Schedule


   (b) Reports on Form 8-K


       During the three months ended March 31, 1998 the Company filed a Report on Form 8-K

       (Event of January 29, 1998) to report under Item 2. "Acquisition or Disposition of Assets" the acquisition of all the outstanding capital stock of GolfWeb. Included in the Form 8-K were the following financial statements: (i) Unaudited Pro Forma Balance Sheet as of September 30, 1997; (ii) Unaudited Pro Forma Statements of Operations for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997; (iii) GolfWeb Balance Sheets as of December 31, 1995 and 1996 and September 30, 1997; and (iv) GolfWeb Statements of Operations, Shareholders' Equity and Cash Flows for the period from inception through December 31, 1995, the year ended December 31, 1996 and the nine months ended September 30, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 15, 1998                 SPORTSLINE USA, INC.
                                         (Registrant)


                                     /s/ Michael Levy
                                     -------------------------------------
                                     Michael Levy
                                     President and Chief Executive Officer


                                     /s/ Kenneth W. Sanders
                                     -------------------------------------
                                     Kenneth W. Sanders
                                     Chief Financial Officer