Form 10-Q
period 1998-06-30
SPORTSLINE USA INC
filed 1998-08-14
CIK 945688

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark One) [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to

                         Commission file number 0-23337

                              SPORTSLINE USA, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                     65-0470894
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Number of shares of common stock outstanding as of June 30, 1998:
18,932,326

                               Page 1 of 15 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                                  PAGE
                                                                                  ----
Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997 ............  3

Consolidated Statements of Operations
    for the three and six months ended June 30, 1998 and 1997....................   4

Consolidated Statements of Changes in Shareholders' Equity
    for the six months ended June 30, 1998.......................................   5

Consolidated Statements of Cash Flows
    for the six months ended June 30, 1998 and 1997..............................   6

Notes to Consolidated Financial Statements.......................................   7

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)



                                                                                          June 30,              December 31,
                                                                                            1998                    1997
                                                                                          --------              ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.....................................................       $ 92,189,837           $ 32,482,039
   Marketable securities                                                                  14,456,543              1,505,909
   Deferred advertising and content costs........................................          6,413,589                517,084
   Accounts receivable...........................................................          5,211,409              2,214,150
   Prepaid expenses and other current assets.....................................          2,460,465              2,847,561
                                                                                        ------------          -------------
       Total current assets.....................................................         120,731,843             39,566,743

PROPERTY AND EQUIPMENT, net......................................................          4,180,075              4,169,688
OTHER ASSETS.....................................................................          3,756,000              1,989,206
                                                                                        ------------          -------------
                                                                                        $128,667,918           $ 45,725,637
                                                                                        ============          =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable..............................................................       $  1,015,852           $  2,001,900
   Accrued liabilities...........................................................          4,079,971              3,257,708
   Current portion of capital lease obligations..................................            453,932                501,193
   Current portion of long-term borrowings.......................................                --                 682,159
   Deferred revenue..............................................................          1,796,953              1,839,962
                                                                                        ------------          -------------
        Total current liabilities................................................          7,346,708              8,282,922

CAPITAL LEASE OBLIGATIONS, net of current portion................................            346,228                457,700
                                                                                        ------------          -------------

        Total liabilities........................................................          7,692,936              8,740,622
                                                                                        ------------          -------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
       issued and outstanding as of June 30, 1998 and December 31, 1997                           --                     --
   Common stock, $0.01 par value, 50,000,000 shares authorized,
        18,932,326 and 15,019,220 issued and outstanding as of
        June 30, 1998 and December 31, 1997, respectively........................            189,323                150,192
   Additional paid-in capital....................................................        194,089,158             93,627,062
   Accumulated deficit...........................................................        (73,303,499)           (56,792,239)
                                                                                        ------------          -------------

       Total shareholders' equity................................................       $120,974,982             36,985,015
                                                                                        ------------          -------------

                                                                                        $128,667,918            $45,725,637
                                                                                        ============            ===========




The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      SPORTSLINE USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)





                                                    Three Months Ended                         Six Months Ended
                                                          June 30,                                 June 30,
                                                 ------------------------                     -------------------
                                                 1998                1997                     1998           1997
                                                 ----                ----                     ----           ----
REVENUE ...............................       $ 7,012,871        $ 2,032,894       $ 13,802,099       $  3,507,321
COST OF REVENUE .......................         3,970,137          2,265,874          8,384,436          4,151,999
                                             ------------       ------------       ------------       ------------

GROSS MARGIN (DEFICIT) ................         3,042,734           (232,980)         5,417,663           (644,678)
                                             ------------       ------------       ------------       ------------
OPERATING EXPENSES:
  Product development .................           324,101            685,149            713,231          1,357,370
  Sales and marketing .................         4,630,826          2,737,953          8,993,689          4,969,877
  General and administrative ..........         2,924,452          1,737,599          6,139,015          3,397,734
  Depreciation and amortization .......         3,845,512          3,059,938          7,674,310          4,454,265
                                             ------------       ------------       ------------       ------------

  Total operating expenses ............        11,724,891          8,220,639         23,520,245         14,179,246
                                             ============       ============       ============       ============

LOSS FROM OPERATIONS ..................        (8,682,157)        (8,453,619)       (18,102,582)       (14,823,924)
INTEREST EXPENSE ......................           (26,419)           (39,908)           (53,618)           (73,850)
INTEREST AND OTHER INCOME, net ........         1,203,714            254,431          1,644,940            433,402
                                             ------------       ------------       ------------       ------------

NET LOSS ..............................       $(7,504,862)       $(8,239,096)      $(16,511,260)      $(14,464,372)
                                             ============       ============       ============       ============

NET LOSS PER SHARE - -BASIC AND DILUTED            $(0.41)            $(0.75)            $(0.96)            $(1.43)
                                             ============       ============       ============       ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING - -
  BASIC AND DILUTED ...................        18,250,189         10,935,597         17,170,329         10,128,636
                                             ============       ============       ============       ============




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE USA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                       Common Stock
                                                  -----------------------      Additional    Accumulated
                                                  Shares           Amount    Paid in Capital    Deficit           Total
                                                  ------           ------    ---------------    -------           -----
Balances at December 31, 1997                   15,019,220        $150,192     $93,627,062    $(56,792,239)     $36,985,015
                                             -------------   -------------   -------------   -------------    -------------

Noncash issuance of common stock
  and warrants pursuant to CBS agreement           735,802           7,358      11,890,096              --       11,897,454

Net proceeds from exercise of CBS warrants         380,000           3,800       3,796,200              --        3,800,000

Net proceeds from exercise of warrants              47,916             479         297,770              --          298,249

Issuance of common stock from exercise
  of employee options                               47,303             473          89,667              --           90,140

Net loss (unaudited)                                    --              --              --      (9,006,398)      (9,006,398)
                                             -------------   -------------   -------------   -------------    -------------

Balances at March 31, 1998                      16,230,241         162,302     109,700,795     (65,798,637)      44,064,460
                                             -------------   -------------   -------------   -------------    -------------

Net proceeds from secondary offering             2,288,430          22,884      80,817,801              --       80,840,685

Net proceeds from exercise of warrants              50,000             500         299,500              --          300,000

Issuance of common stock pursuant to the
  Employee Stock Purchase Plan                     199,060           1,991       1,351,617              --        1,353,608

Issuance of common stock pursuant to the
  purchase of International Golf Outlet             46,924             469       1,646,901              --        1,647,370

Issuance of common stock from exercise
  of employee options                              117,671           1,177         272,544              --          273,721

Net loss                                                --              --              --      (7,504,862)      (7,504,862)
                                             -------------   -------------   -------------   -------------    -------------

Balances at June 30, 1998                       18,932,326        $189,323    $194,089,158    $(73,303,499)    $120,974,982
                                             =============   =============   =============   =============    =============




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                      -------------------------
                                                                                                      1998                 1997
                                                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................................      $(16,511,260)      $(14,464,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization ..............................................................         7,674,310          4,454,265
Provision for doubtful accounts ............................................................            64,605             29,679
Changes in operating assets and liabilities:
Accounts receivable ........................................................................        (3,061,866)          (406,219)
Prepaid expenses and other current assets ..................................................           133,734           (721,895)
Accounts payable ...........................................................................          (986,048)           420,097
Accrued liabilities ........................................................................           822,263            822,047
Deferred revenue ...........................................................................           (43,009)           285,595
                                                                                                  ------------       ------------

Net cash used in operating activities ......................................................       (11,907,271)        (9,580,803)
                                                                                                  ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net ....................................................       (12,950,634)                --
Purchases of property and equipment, net ...................................................        (1,139,066)        (1,715,856)
Acquisition of business ....................................................................          (352,630)                --
Net redemption of restricted certificates of deposit .......................................            46,200                 --
                                                                                                  ------------       ------------

Net cash used in investing activities ......................................................       (14,396,130)        (1,715,856)
                                                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock
  warrants and options                                                                              86,956,403         12,941,591
Proceeds from long-term borrowings .........................................................                --            125,855
Repayment of long-term borrowings ..........................................................          (682,159)                --
Repayment of capital lease obligations .....................................................          (263,045)          (198,034)
                                                                                                  ------------       ------------

Net cash provided by financing activities ..................................................        86,011,199         12,869,412
                                                                                                  ------------       ------------

Net increase in cash and cash equivalents ..................................................        59,707,798          1,572,753
CASH AND CASH EQUIVALENTS, beginning of period .............................................        32,482,039         15,249,542
                                                                                                  ------------       ------------

CASH AND CASH EQUIVALENTS, end of period ...................................................       $92,189,837        $16,822,295
                                                                                                  ============       ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Non-cash issuance of common stock and common stock warrants pursuant to CBS agreement ......       $11,897,454         $8,352,001
                                                                                                  ============       ============
Non-cash issuance of common stock warrants pursuant to consulting agreements ...............                --         $2,551,143
                                                                                                  ============       ============
Non-cash issuance of common stock in purchase of IGO .......................................        $1,650,000                 --
                                                                                                  ------------       ------------
Equipment acquired under capital leases ....................................................          $104,310                 --
                                                                                                  ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .....................................................................           $53,618            $73,850
                                                                                                  ============       ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE USA, INC. AND SUBSIDIARIES

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

         The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations and the Company's superstar athletes; offers instant odds and picks; produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists; produces and offers contests, games, and fantasy league products and fan clubs; and sells sports-related merchandise and memorabilia. The Company also owns and operates a state-of-the-art radio studio from which it produces the only all-sports radio programming that is broadcast via the Internet and syndicated to traditional radio stations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of SportsLine USA, Inc. and its subsidiaries (the "Company"). The consolidated financial statements include the financial position and results of operations of GolfWeb, which the Company acquired in January 1998 (the "GolfWeb Merger"). GolfWeb was a privately-held Internet company that provides golf-related content, interactive entertainment, membership services and merchandise through its golfweb.com site, and its international Web sites targeted to golf enthusiasts in Japan, the United Kingdom, Canada and Australia. The Company accounted for this transaction using the pooling-of-interests method of accounting, therefore the accompanying 1997 consolidated financial statements have been restated to include the accounts of GolfWeb as if the companies had operated as one entity since inception. The consolidated financial statements also include the financial position and results of operations of International Golf Outlet, Inc., acquired in June 1998 (the "IGO Merger"). The Company accounted for this transaction using the purchase method of accounting. The purchase resulted in goodwill of $1,960,000 which is included in other assets in the Company's consolidated balance sheet. Such goodwill is being amortized over an estimated life of ten years.

         In the opinion of management, the unaudited consolidated interim financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1998, and the results of operations and cash flows for the three months and the six months ended June 30, 1998 and 1997. The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three and the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

                      SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

Per Share Amounts

         In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, was issued. SFAS No. 128 simplifies the methodology of computing earnings per share and requires the presentation of basic and diluted earnings per share. The Company's basic and diluted earnings per share are the same, since inclusion of the Company's common stock equivalents would be antidilutive. The Company's previously outstanding convertible preferred stock was converted upon completion of the Company's initial public offering ("IPO") in November 1997. Accordingly, such shares have been reflected as common stock for all periods prior to the IPO. SFAS No. 128 was adopted as of December 31, 1997.

         Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 2,653,136 and 4,016,679 options and warrants outstanding at June 30, 1997 and 1998, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted earnings per share because to do so would have been antidilutive for those periods.

Revenue by Type

         Revenue by type for the three and the six months ended June 30, 1997 and 1998 is as follows:


                                          Three Months Ended          Six Months Ended
                                               June 30,                    June 30,
                                       ------------------------    -----------------------
                                          1998          1997          1998         1997
                                       ----------    ----------    ----------    ---------
Advertising .......................    $4,134,195    $1,184,651    $8,553,057    $1,966,791
E-commerce ........................       573,686       252,076     1,041,458       408,812
Membership and premium services....     1,103,168       537,015     2,112,104     1,057,564
Content licensing and other .......     1,201,822        59,152     2,095,480        74,154
                                      -----------   -----------   -----------   -----------
                                       $7,012,871    $2,032,894   $13,802,099    $3,507,321
                                      ===========   ===========   ===========   ===========

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 19% and 1% of total revenue for the three months ended June 30, 1998 and 1997, respectively. Barter transactions accounted for 17% and 2% of total revenue for the six months ended June 30, 1998 and 1997 respectively.

Recent Accounting Pronouncements

         In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued which was adopted by the Company as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Comprehensive income equals the net loss for all periods presented.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. Currently, the Company does not believe it has any separately reportable business segments.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments

                      SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the provision of SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet adopted SFAS No. 133 and presently does not have any derivative instruments.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company's products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company's Securities and Exchange Commission filings, including those discussed under the caption "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Recent Developments

         In April 1998, the Company completed a public offering (the "Secondary Offering") of 4 million shares of common stock at $37.625 per share. Of the 4 million shares offered, 2,288,430 shares were offered by the Company and 1,711,570 shares by selling shareholders. The Company realized approximately $81,000,000 in net proceeds as a result of the Secondary Offering.

         In June 1998, the Company acquired all of the outstanding common stock of International Golf Outlet, Inc. ("IGO") in exchange for $350,000 in cash and 46,924 shares of common stock. The Company also agreed to issue additional common stock to the former shareholders of IGO if IGO meets certain revenue and earnings targets over the three year period following the acquisition. The acquisition was accounted for under the purchase method; a majority of the purchase price, approximately $2 million, has been recorded as goodwill and will be amortized over the next ten years.


Results of Operations

 Revenue

         Total revenue for the quarter ended June 30, 1998 and 1997 was $7,013,000 and $2,033,000, respectively. Total revenue for the six months ended June 30, 1998 and 1997 was $13,802,000 and $3,507,000, respectively. The increase in revenue was primarily due to increased advertising sales, as well as increased revenue from the sale of merchandise, memberships and premium service fees and content licensing. Advertising revenue for the three months ended June 30, 1998 and 1997 represented 59% and 58%, respectively, of total revenue. Advertising revenue for the six months ended June 30, 1998 and 1997 accounted for 62% and 56%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. During 1997 and the six months ended June 30, 1998, the Company increased its sales efforts, including expanding its sales force and opening sales offices in New York City, San Francisco, Chicago and Los Angeles. In addition to increased sales efforts, the number of impressions available on the Company's Web sites increased as more content was produced. Membership and premium services revenue increased $566,000 in the three months ended June 30, 1998 compared to the same period in 1997 and $1,055,000 in the six months ended June 30, 1998 compared to the same period in 1997. Basic membership revenue increased in each period as a result of additional member signups and retention. Premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as an increased number of premium products, including the Company's vegasinsider.com Web site, which was launched in March 1997. E-commerce revenue increased 128% to $574,000 in the three months ended June 30, 1998 from $252,000 for the three months ended June 30, 1997. E-commerce revenue increased 155% to $1,041,000 for the six months ended June 30, 1998 from $409,000 for the six months ended June 30, 1997. During the fourth quarter of 1997, the Company launched The Sports Store (thesportstore.com), which offers a variety of branded sports merchandise, books, videos and unique collectible memorabilia. Both advertising and E-commerce revenue increased in part due to special events in 1998, such as the Winter Olympics and World Cup Soccer. Content licensing and other revenue increased $1,143,000 in the three months ended June 30, 1998 compared to the same period in 1997 and $2,021,000 in the six months ended June 30, 1998 compared to the same period in 1997 primarily due to an agreement entered into in July 1997 between the Company and America Online, Inc. ("AOL"). As of June 30, 1998, the Company had deferred revenue of $1,797,000 relating to cash or receivables for which services had not yet been provided.

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 19% and 1% of total revenue for the three months ended June 30, 1998 and 1997, respectively. Barter transactions accounted for 17% and 2% of total revenue for the six months ended June 30, 1998 and 1997, respectively. Barter revenue increased in 1998 primarily due to revenue related to the AOL agreement. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

 Cost of Revenue

         Cost of revenue for the three months ended June 30, 1998 and 1997 was $3,970,000 and $2,266,000 respectively. Cost of revenue for the six months ended June 30, 1998 and 1997 was $8,384,000 and $4,152,000, respectively. The increase in cost of revenue was primarily the result of increased revenue sharing, content fees and athlete/personality fees incurred, as well as increases in editorial and operations staff necessary for the production of sports-related information and programming on the Company's Web sites. In addition, telecommunications cost increased as the Company increased its capacity to provide support and delivery of its services to the increased traffic on its Web sites. The Company anticipates that total cost of revenue will continue to grow as it increases staffing to expand its services, increases its merchandising efforts and incurs higher content and royalty fees, and as the Company requires more bandwidth from its Internet service providers. As a percentage of revenue, cost of revenue decreased to 57% for the three months ended June 30, 1998 from 111% for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997 cost of revenue decreased to 61% from 118%.

 Operating Expenses

         Product Development. For the three months ended June 30, 1998 and 1997, product development costs were $324,000 and $685,000, respectively. For the six months ended June 30, 1998 and 1997, product development costs were $713,000 and $1,357,000, respectively. The decrease in product development expense is primarily the result of the reduction of product development personnel and consultants at GolfWeb. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest significant resources in product development. As a percentage of revenue, product development expense decreased to 5% for the three months ended June 30, 1998 from 34% for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997 product development expense decreased to 5% from 39%.

         Sales and Marketing. For the three months ended June 30, 1998 and 1997, sales and marketing expense was $4,631,000 and $2,738,000, respectively. Sales and marketing expense was $8,994,000 for the six months ended June 30, 1998 compared to $4,970,000 for the six months ended June 30, 1997. The increase in sales and marketing expense was primarily the result of the growth in the number of personnel and related costs and increased advertising on other Web sites. Barter transactions accounted for approximately 29% and 1% of sales and marketing expense for the three months ended June 30, 1998 and 1997, respectively and 27% and 1% of sales and marketing expense for the six months ended June 30, 1998 and 1997, respectively. The increase in the proportionate amount of barter expense was due to the barter for content licensing for advertising during 1998. As a percentage of revenue, sales and marketing expense decreased to 66% for the three months ended June 30, 1998 from 135% for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, sales and marketing expense decreased to 65% from 142%.

         General and Administrative. General and administrative expense for the three months ended June 30, 1998 and 1997, was $2,924,000 and $1,738,000, respectively. For the six months ended June 30, 1998 general and administrative expense was $6,139,000 compared to $3,398,000 for the six months ended June 30, 1997. The increase in general and administrative expense in each period was primarily attributable to salary and related expenses for additional personnel and an increase in professional fees. As a percentage of revenue, general and administrative expense decreased to 42% for the three months ended June 30, 1998 from 85% for the three months ended June 30, 1997, and to 44% for the six months ended June 30, 1998 from 97% for the six months ended June 30, 1997.

         Depreciation and Amortization. Depreciation and amortization expense was $3,845,000 and $3,060,000 for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 depreciation and amortization expense was $7,674,000 compared to $4,454,000 for the six months ended June 30, 1997., The increase in depreciation and amortization expense was primarily due to the amortization of amounts related to the Company's March 1997 agreement with CBS Inc. ("CBS"). The Company also acquired additional property and equipment during the first six months of 1998 which resulted in an increase in depreciation and amortization for the period.

         Under the Company's agreement with CBS, the Company will issue at the beginning of each contract year shares of common stock and warrants to purchase common stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content will be recorded annually in the balance sheet as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Total expense under the CBS agreement was $6,000,000 for the six months ended June 30, 1998, and will be $6,000,000 for the remainder of 1998.

         Interest Expense. Interest expense was $26,000 for the three months ended June 30, 1998 compared to $40,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, interest expense was $54,000 and $74,000 respectively. In February 1998, the Company fully paid the balance of two of its equipment credit facilities.

         Interest and Other Income, Net. Interest and other income, net for the three months ended June 30, 1998 was $1,204,000 compared to $254,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, interest and other income was $1,645,000 and $433,000, respectively. The increase was primarily attributable to the higher average balance of cash and cash equivalents and marketable securities resulting from the investment of the proceeds from the Company's IPO and the Secondary Offering.

Liquidity and Capital Resources

         As of June 30, 1998, the Company's primary source of liquidity consisted of $106,646,000 in cash and marketable securities, an increase of $72,658,000 from December 31, 1997. In January 1998, CBS exercised warrants to purchase 380,000 shares of common stock, resulting in the net proceeds of $3,800,000. In April 1998 the Company completed the Secondary Offering resulting in the net proceeds to the Company of $80,841,000. The Company invests predominantly in instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating and investing purposes.

         As of December 31, 1997, the Company owed $281,000 under its equipment line of credit which was paid in full in February 1998.

         The Company has obtained revolving credit facilities that provide for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of June 30, 1998, the Company owed $800,000 under these facilities.

         As of June 30, 1998, deferred advertising and content costs totaled $6,414,000, which represented costs related to the CBS agreement to be amortized to depreciation and amortization expense during the balance of the year ended December 31, 1998. Accrued liabilities totaled $4,080,000 as of June 30, 1998, an increase of $822,000 from December 31, 1997, primarily due to increases in accruals for revenue sharing and professional fees.

         Net cash used in operating activities was $11,907,000 and $9,581,000 for the six months ended June 30, 1998 and 1997, respectively. The principal uses of cash in operating activities were to fund the Company's net losses from operations, partially offset by depreciation and amortization.

         Net cash used in investing activities was $14,396,000 and $1,716,000 for the six months ended June 30, 1998 and 1997, respectively. The principal use of cash in investing activities was for the net purchase of marketable securities for $12,951,000 in 1998. Additionally, the Company purchased $1,139,000 of property and equipment in 1998 consisting primarily of computer hardware and software.

         Net cash provided by financing activities was $86,011,000 and $12,869,000 for the six months ended June 30, 1998 and 1997, respectively. Financing activities consisted principally of the issuance of equity securities in connection with the Company's Secondary Offering and exercise of warrants by CBS.

         The Company has entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase common stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 1997, the minimum guaranteed payments required to be made by the Company under such agreements were $15,151,000. The Company's minimum guaranteed payments are subject to reduction in the case of certain agreements based upon the appreciation of warrants issued, the value of the Company's stock received on exercise of such warrants and the amount of profit sharing earned under the related agreements. During June 1998, as a result of the market price of the Company's common stock exceeding a certain level, the Company's guaranteed minimum payments were reduced by $10 million.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $2 million of property and equipment during the remainder of 1998, primarily computer equipment and furniture and fixtures. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

         The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next 12 to 18 months. However, the Company expects to continue to incur significant operating losses for at least the next 24 to 36 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Company is currently designing and testing its services to be Year 2000 compliant. There can be no assurances that the Company's current services do not contain undetected errors or defects with Year 2000 date functions that may result in material costs to the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

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

Recent Accounting Pronouncements

         In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued which was adopted by the Company as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Comprehensive income equals the net loss for all periods presented.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. Currently, the Company does not believe it has any separately reportable business segments.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the provision of SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet adopted SFAS No. 133 and presently does not have any derivative instruments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         During the three months ended June 30, 1998, there were no material developments in previously reported litigation involving the Company.

ITEM 2. CHANGE IN SECURITIES

Sales of Unregistered Securities During the Three Months Ended June 30, 1998

         During the three months ended June 30, 1998, the Company issued and sold the following securities without registration under the Securities Act:

         In June 1998, as part of the Company's acquisition of all of the outstanding stock of International Golf Outlet, Inc. ("IGO"), the Company issued to the shareholders of IGO a total of 46,924 shares of common stock. During the three months ended June 30, 1998, upon exercise of warrants, the Company issued a total of 50,000 shares of common stock for aggregate cash consideration of $300,000 including: (i) 5,000 shares of common stock to Gabrielle Reece for cash consideration of $25,000; (ii) 5,000 shares of common stock to Lee Kolligian for cash consideration of $25,000; (iii) 10,000 shares of common stock to William Morris Agency, Inc. for cash consideration of $100,000; (iv) 20,000 shares of common stock to James Walsh for cash consideration of $100,000; (v) 8,500 shares of common stock to Pistol Pete, Inc. for cash consideration of $42,500; and (vi) 1,500 shares to IMG for cash consideration of $7,500.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 11, 1998, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected the following individuals as directors:
Michael Levy (with 16,948,675 affirmative votes and 10,234 votes withheld), Joseph Lacob (with 16,929,338 affirmative votes and 29,571 votes withheld), Andrew Nibley (with 16,948,675 affirmative votes and 10,234 votes withheld) and James C. Walsh (with 16,948,675 affirmative votes and 10,234 votes withheld).

         The shareholders also approved an amendment to the 1997 Incentive Compensation Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 1,000,000 shares (with 13,908,755 shares voting for, 987,711 shares voting against, 10,299 shares abstaining and 2,052,164 non-voting shares).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

    Exhibit 10.1           Employment Agreement, dated as of June 15, 1998, between the Company and Michael Levy.
    Exhibit 10.2           Form of Letter Agreement entered into between the Company and each of Kenneth W. Sanders and
                           Mark J. Mariani.
    Exhibit 27             Financial Data Schedule (for SEC use only)


    (b)   Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period ended June 30, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 1998                      SPORTSLINE USA, INC.
                                           (Registrant)



                                           /s/ Michael Levy
                                           -------------------------------------
                                           Michael Levy
                                           President and Chief Executive Officer



                                          /s/ Kenneth W. Sanders
                                          --------------------------------------
                                          Kenneth W. Sanders
                                          Chief Financial Officer