Form 10-Q
period 1998-09-30
SPORTSLINE USA INC
filed 1998-11-13
CIK 945688

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (MARK ONE) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD SEPTEMBER 30, 1998

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Number of shares of common stock outstanding as of September 30, 1998:
19,121,282


                               Page 1 of 15 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Consolidated Balance Sheets as of September 30, 1998
     and December 31, 1997....................................................3

Consolidated Statements of Operations
    for the three and nine months ended September 30, 1998 and 1997...........4

Consolidated Statements of Changes in Shareholders' Equity
    for the nine months ended September 30, 1998..............................5

Consolidated Statements of Cash Flows
    for the nine months ended September 30, 1998 and 1997.....................6

Notes to Consolidated Financial Statements....................................7

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                     September 30,          December 31,
                                                                                         1998                   1997
                                                                                     ------------           ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................     $ 95,235,104           $ 32,482,039
   Marketable securities                                                                9,670,046              1,505,909
   Deferred advertising and content costs.......................................        3,413,114                517,084
   Accounts receivable..........................................................        4,675,397              2,214,150
   Prepaid expenses and other current assets....................................        2,884,095              2,847,561
                                                                                     ------------           ------------
       Total current assets.....................................................      115,877,756             39,566,743

PROPERTY AND EQUIPMENT, net.....................................................        4,820,073              4,169,688
OTHER ASSETS....................................................................        4,573,127              1,989,206
                                                                                     ------------           ------------

                                                                                     $125,270,956            $45,725,637
                                                                                     ============            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.............................................................     $  1,188,591            $ 2,001,900
   Accrued liabilities..........................................................        6,950,810              3,257,708
   Current portion of capital lease obligations.................................          376,069                501,193
   Current portion of long-term borrowings......................................              ---                682,159
   Deferred revenue.............................................................        2,084,976              1,839,962
                                                                                     ------------           ------------
        Total current liabilities...............................................       10,600,446              8,282,922

CAPITAL LEASE OBLIGATIONS, net of current portion...............................          275,783                457,700
                                                                                     ------------           ------------
        Total liabilities.......................................................       10,876,229              8,740,622
                                                                                     ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
       issued and outstanding as of September 30, 1998 and December 31, 1997                   --                     --
   Common stock, $0.01 par value, 50,000,000 shares authorized,
        19,121,282 and  15,019,220 issued and outstanding  as of
        September 30, 1998 and December 31, 1997, respectively..................          191,213                150,192
   Additional paid-in capital...................................................      196,327,610             93,627,062
   Accumulated deficit..........................................................      (82,124,096)           (56,792,239)
                                                                                     ------------           ------------

       Total shareholders' equity...............................................      114,394,727             36,985,015
                                                                                     ------------           ------------

                                                                                     $125,270,956            $45,725,637
                                                                                     ============            ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                       Three Months Ended                 Nine Months Ended
                                                                           September 30,                      September 30,
                                                                  -----------------------------     -----------------------------
                                                                     1998             1997              1998             1997
                                                                  ------------     ------------     ------------     ------------
REVENUE .......................................................   $  7,430,802     $  3,590,644     $ 21,232,901     $  7,097,965
COST OF REVENUE ...............................................      4,080,793        2,849,505       12,465,229        7,001,504
                                                                  ------------     ------------     ------------     ------------

GROSS MARGIN ..................................................      3,350,009          741,139        8,767,672           96,461
                                                                  ------------     ------------     ------------     ------------

OPERATING EXPENSES:
  Product development .........................................        304,637          624,686        1,017,868        1,982,056
  Sales and marketing .........................................      4,777,278        4,315,266       13,770,967        9,285,143
  General and administrative ..................................      3,459,919        2,189,746        9,598,934        5,587,480
  Depreciation and amortization ...............................      3,977,166        3,372,096       11,651,476        7,826,361
  Other non-recurring charge for settlement of litigation .....      1,100,000               --        1,100,000               --
                                                                  ------------     ------------     ------------     ------------
            Total operating expenses ..........................     13,619,000       10,501,794       37,139,245       24,681,040
                                                                  ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS ..........................................    (10,268,991)      (9,760,655)     (28,371,573)     (24,584,579)
INTEREST EXPENSE ..............................................        (28,041)         (35,426)         (81,659)        (109,276)
INTEREST AND OTHER INCOME, net ................................      1,476,435          188,259        3,121,375          621,661
                                                                  ------------     ------------     ------------     ------------

NET LOSS ......................................................   $ (8,820,597)    $ (9,607,822)    $(25,331,857)    $(24,072,194)
                                                                  ============     ============     ============     ============

NET LOSS PER SHARE - BASIC AND DILUTED ........................   $      (0.46)    $      (0.87)    $      (1.42)    $      (2.30)
                                                                  ============     ============     ============     ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -

  BASIC AND DILUTED ...........................................     19,062,532       11,077,445       17,801,064       10,454,074
                                                                  ============     ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                                             COMMON STOCK             ADDITIONAL
                                                    -----------------------------      PAID-IN       ACCUMLATED
                                                       SHARES          AMOUNT          CAPITAL         DEFICIT          TOTAL
                                                    -------------   -------------   -------------   -------------    -------------
Balances at December 31, 1997                          15,019,220   $     150,192   $  93,627,062   $ (56,792,239)   $  36,985,015
                                                    -------------   -------------   -------------   -------------    -------------

    Noncash issuance of common stock
      and warrants pursuant to CBS agreement              735,802           7,358      11,890,096              --       11,897,454

    Net proceeds from exercise of CBS warrants            380,000           3,800       3,796,200              --        3,800,000

    Net proceeds from exercise of warrants                 47,916             479         297,770              --          298,249

    Issuance of common stock from exercise
      of employee options                                  47,303             473          89,667              --           90,140

    Net loss                                                   --              --              --      (9,006,398)      (9,006,398)
                                                    -------------   -------------   -------------   -------------    -------------

Balances at March 31, 1998                             16,230,241         162,302     109,700,795     (65,798,637)      44,064,460
                                                    -------------   -------------   -------------   -------------    -------------

    Net proceeds from secondary offering                2,288,430          22,884      80,817,801              --       80,840,685

    Net proceeds from exercise of warrants                 50,000             500         299,500              --          300,000

    Issuance of common stock pursuant to the              199,060           1,991       1,351,617              --        1,353,608
     Employee Stock Purchase Plan

    Issuance of common stock pursuant to the
     purchase of International Golf Outlet, Inc.           46,924             469       1,646,901              --        1,647,370

    Issuance of common stock from exercise
      of employee options                                 117,671           1,177         272,544              --          273,721

    Net loss                                                   --              --              --      (7,504,862)      (7,504,862)
                                                    -------------   -------------   -------------   -------------    -------------

Balances at June 30, 1998                              18,932,326         189,323     194,089,158     (73,303,499)     120,974,982
                                                    -------------   -------------   -------------   -------------    -------------

    Noncash issuance of common stock, warrants
     and options pursuant to consulting agreements          7,882              79       1,063,454              --        1,063,533

    Noncash issuance of common stock pursuant to
      purchase of service mark                             10,050             101         278,787              --          278,888

    Net proceeds from exercise of warrants                123,273           1,233         719,207              --          720,440

    Issuance of common stock from exercise
      of employee options                                  47,751             477         177,004              --          177,481

    Net loss                                                   --              --              --      (8,820,597)      (8,820,597)
                                                    -------------   -------------   -------------   -------------    -------------

Balances at September 30, 1998                         19,121,282   $     191,213   $ 196,327,610   $ (82,124,096)   $ 114,394,727
                                                    =============   =============   =============   =============    =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                   ------------------------------
                                                                                                       1998              1997
                                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .............................................................................         $(25,331,857)     $(24,072,194)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ....................................................           11,651,476         7,826,361
        Provision for doubtful accounts ..................................................               97,401            50,513
        Loss on disposal of assets .......................................................               83,124                --
        Changes in operating assets and liabilities:
        Accounts receivable ..............................................................           (2,558,648)       (1,083,524)
        Prepaid expenses and other current assets ........................................              116,311        (1,100,121)
        Accounts payable .................................................................             (813,309)          663,118
        Accrued liabilities ..............................................................            3,693,102           843,059
        Deferred revenue .................................................................              245,014           635,806
                                                                                                   ------------      ------------

           Net cash used in operating activities .........................................          (12,817,386)      (16,236,982)
                                                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities, net ..............................................           (8,164,137)               --
    Purchases of property and equipment, net .............................................           (2,498,399)       (1,940,901)
    Acquisition of business ..............................................................             (374,031)               --
    Purchase of service mark .............................................................             (100,000)               --
    Net purchase of restricted certificates of deposit ...................................              (53,800)               --
                                                                                                   ------------      ------------

           Net cash used in investing activities .........................................          (11,190,367)       (1,940,901)
                                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock and exercise of
      common stock warrants and options ..................................................           87,854,324        12,941,678
    Repayment of long-term borrowings ....................................................             (682,159)         (168,391)
    Repayment of capital lease obligations ...............................................             (411,347)         (309,419)
                                                                                                   ------------      ------------

           Net cash provided by financing activities .....................................           86,760,818        12,463,868
                                                                                                   ------------      ------------

Net increase (decrease) in cash and cash equivalents .....................................           62,753,065        (5,714,015)
CASH AND CASH EQUIVALENTS, beginning of period ...........................................           32,482,039        15,249,542
                                                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS, end of period .................................................         $ 95,235,104      $  9,535,527
                                                                                                   ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock and common stock warrants pursuant to CBS agreement .........         $ 11,897,454      $  8,352,001
                                                                                                   ============      ============
    Issuance of common stock, warrants and options pursuant to consulting agreements .....         $  1,063,533      $  3,706,915
                                                                                                   ============      ============
    Issuance of common stock pursuant to purchase of service mark ........................         $    278,888                --
                                                                                                   ============      ============
    Issuance of common stock in purchase of International Golf Outlet, Inc. ..............         $  1,650,000                --
                                                                                                   ============      ============
    Equipment acquired under capital leases ..............................................         $    104,306      $    445,550
                                                                                                   ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ...............................................................         $     81,659      $    109,276
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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of SportsLine USA, Inc. and its subsidiaries (the "Company"). The consolidated financial statements include the financial position and results of operations of GolfWeb, which the Company acquired in January 1998. GolfWeb was a privately-held Internet company that provides golf-related content, interactive entertainment, membership services and merchandise through its golfweb.com site, and its international Web sites targeted to golf enthusiasts in Japan, the United Kingdom, Canada and Australia. The Company accounted for this transaction using the pooling-of-interests method of accounting, therefore the accompanying 1997 consolidated financial statements have been restated to include the accounts of GolfWeb as if the companies had operated as one entity since inception. The consolidated financial statements also include the financial position and results of operations of International Golf Outlet, Inc. ("IGO"), acquired in June 1998. The Company accounted for this transaction using the purchase method of accounting. The purchase resulted in goodwill of $1,960,000 which is included in other assets in the Company's consolidated balance sheet. Such goodwill is being amortized over an estimated life of ten years.

         In the opinion of management, the unaudited consolidated interim financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1998, and the results of operations and cash flows for the three months and the nine months ended September 30, 1998 and 1997. The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three and the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998.

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

SFAS No. 128 was adopted as of December 31, 1997.

         Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 4,258,371 options and warrants outstanding at September 30, 1998 that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted earnings per share because to do so would have been antidilutive for all periods presented.

REVENUE BY TYPE

         Revenue by type for the three and the nine months ended September 30, 1997 and 1998 is as follows:

                                                             Three Months Ended                        Nine Months Ended
                                                                September 30,                             September 30,
                                                       --------------------------------          --------------------------------
                                                          1998                 1997                 1998                 1997
                                                       -----------          -----------          -----------          -----------
Advertising ....................................       $ 4,199,500          $ 1,725,814          $12,752,557          $ 3,692,605
E-commerce .....................................         1,141,287              262,265            2,182,745              671,077
Membership and premium services ................         1,300,802              672,562            3,412,906            1,730,126
Content licensing and other ....................           789,213              930,003            2,884,693            1,004,157
                                                       -----------          -----------          -----------          -----------

                                                       $ 7,430,802          $ 3,590,644          $21,232,901          $ 7,097,965
                                                       ===========          ===========          ===========          ===========

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 16% and 26% of total revenue for the three months ended September 30, 1998 and 1997, respectively. Barter transactions accounted for 17% and 14% of total revenue for the nine months ended September 30, 1998 and 1997 respectively.

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

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after September 15, 1999. A company may also implement the provision of SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet adopted SFAS No. 133 and presently does not have any derivative instruments.

(3) COMMITMENTS AND CONTINGENCIES:

         On March 25, 1997, Weatherline, Inc. ("Weatherline"), a company that provides pre-recorded weather and sports information by telephone, filed a complaint against the Company in the United States District Court for the Eastern District of Missouri. Weatherline owned a United States trademark registration for the mark "Sportsline" for use in promoting the goods and services of others by making sports information available to customers of participating businesses through the telephone, and claimed to have used the mark for this purpose since 1968. The complaint alleged that the Company's use of the mark "SportsLine USA" and other marks utilizing the term "SportsLine" infringed upon and otherwise violated Weatherline's rights under its registered trademark and damaged Weatherline's reputation. In October 1998, the Company and Weatherline settled this action. In connection with the settlement, Weatherline assigned to the Company its United States trademark registration for the mark "Sportsline". The Company has recorded a non-recurring charge of approximately $1.1 million associated with such settlement in the third quarter of 1998. The Company believes that it will collect insurance proceeds to offset a portion of the settlement expenses, including certain legal fees; however, there can be no assurance that the Company will be able to collect such proceeds. Accordingly, no benefit from any proceeds will be recorded until receipt is assured.

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

         Effective as of October 1, 1998, the Company and America Online, Inc. ("AOL") entered into an agreement ("the AOL Agreement"), which has an initial term of three years, subject to extension for up to two additional three-year terms at the option of AOL under certain circumstances. Under the AOL Agreement, the Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com will also be the premier national sports partner with a presence on all Digital City local services, currently serving 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, SportsLine WorldWide will become the premier global provider of country-specific sports content to all of AOL's international services, and the Company will become the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service. The Company will (i) pay AOL cash in the amount of $8 million, (ii) issue AOL 550,000 shares of Common Stock and (iii) grant AOL warrants to purchase an additional 900,000 shares of Common Stock at exercise prices ranging from $20 to $40 per share, 450,000 of which are subject to vesting based on the Company's achievement of specified revenue thresholds. Furthermore, the Company has agreed to make a deficiency payment to AOL if AOL is not able to realize at least $15 million from the sale of the 550,000 shares of Common Stock issued to it, provided, that AOL holds and does not sell any of such shares for a period of two years. The Company will accrue a liability for the deficiency payment that may be required based on the value of the Company's stock at inception of the AOL Agreement and will place in escrow a certain amount of cash and marketable securities to be restricted until the stock is sold. In addition, AOL will be eligible to share in direct revenues attributable to AOL promotion of Company offerings on AOL brands once certain thresholds specified in the agreement have been met. Over the three-year agreement, the Company will receive a number of guaranteed impressions on AOL's commercial online services and Web sites.

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

RECENT DEVELOPMENTS

      Effective as of October 1, 1998, the Company and America Online, Inc. ("AOL") entered into an agreement ("the AOL Agreement"), which has an initial term of three years, subject to extension for up to two additional three-year terms at the option of AOL under certain circumstances. Under the AOL Agreement, the Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com will also be the premier national sports partner with a presence on all Digital City local services, currently serving 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, SportsLine WorldWide will become the premier global provider of country-specific sports content to all of AOL's international services, and the Company will become the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service. The Company will (i) pay AOL cash in the amount of $8 million, (ii) issue AOL 550,000 shares of Common Stock and (iii) grant AOL warrants to purchase an additional 900,000 shares of Common Stock at exercise prices ranging from $20 to $40 per share, 450,000 of which are subject to vesting based on the Company's achievement of specified revenue thresholds. Furthermore, the Company has agreed to make a deficiency payment to AOL if AOL is not able to realize at least $15 million from the sale of the 550,000 shares of Common Stock issued to it, provided, that AOL holds and does not sell any of such shares for a period of two years. The Company will accrue a liability for the deficiency payment that may be required based on the value of the Company's stock at inception of the AOL Agreement and will place in escrow a certain amount in cash and marketable securities to be restricted until the stock is sold. In addition, AOL will be eligible to share in direct revenues attributable to AOL promotion of Company offerings on AOL brands once certain thresholds specified in the agreement have been met. Over the three-year agreement, the Company will receive a number of guaranteed impressions on AOL's commercial online services and Web sites.

On October 14, 1998, the Company settled a lawsuit alleging various trademark infringement claims. In connection with the settlement, the Company has recorded a non-recurring charge of approximately $1.1 million in the third quarter of 1998. The Company believes that it will collect insurance proceeds to offset a portion of the settlement expenses, including certain legal fees; however, there can be no assurance that the Company will be able to collect such proceeds. Accordingly, no benefit from any proceeds will be recorded until receipt is assured. See Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

 REVENUE

         Total revenue for the quarter ended September 30, 1998 and 1997 was $7,431,000 and $3,591,000, respectively. Total revenue for the nine months ended September 30, 1998 and 1997 was $21,233,000 and $7,098,000, respectively. The increase in revenue was primarily due to increased advertising sales, as well as increased revenue from the sale of merchandise, memberships and premium service fees and content licensing. Advertising revenue for the three months ended September 30, 1998 and 1997 represented 57% and 48%, respectively, of total revenue. Advertising revenue for the nine months ended September 30, 1998 and 1997 accounted for 60% and 52%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. During 1997 and the nine months ended September 30, 1998, the Company increased its sales efforts, including expanding its sales force and opening sales offices in New York City, San Francisco, Chicago and Los Angeles. In addition to increased sales efforts, the number of impressions available on the Company's Web sites increased as more content was produced. Membership and premium services revenue increased $628,000 in the three months ended September 30, 1998 compared to the same period in 1997 and $1,683,000 in the nine months ended September 30, 1998 compared to the same period in 1997. Basic membership revenue increased in each period as a result of additional member signups and retention. Premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as an increased number of premium products, including the Company's vegasinsider.com Web site, which was launched in March 1997. Additionally, in August 1998, the Company increased prices charged for membership and certain products for the vegasinsider.com web site. E-commerce revenue increased 335% to $1,141,000 in the three months ended September 30, 1998 from $262,000 for the three months ended September 30, 1997. E-commerce revenue increased 225% to $2,183,000 for the nine months ended September 30, 1998 from $671,000 for the nine months ended September 30, 1997. During the fourth quarter of 1997, the Company launched The Sports Store (thesportstore.com), which offers a variety of branded sports merchandise, books, videos and unique collectible memorabilia. Both advertising and e-commerce revenue increased in part due to special events in 1998, such as the Winter Olympics and World Cup Soccer, and due to agreements with the PGA and Major League Baseball ("MLB") to produce and host the official sites for the 1998 PGA Championship, the 1998 MLB All-Star Game, and the 1998 MLB post-season. Additionally, e-commerce revenue increased due to the acquisition of International Golf Outlet, Inc. ("IGO") during June 1998. Content licensing and other revenue decreased $141,000 in the three months ended September 30, 1998 compared to the same period in 1997 and increased $1,881,000 in the nine months ended September 30, 1998 compared to the same period in 1997 primarily due to an agreement entered into in July 1997 between the Company and AOL. As of September 30, 1998, the Company had deferred revenue of $2,085,000 relating to cash or receivables for which services had not yet been provided.

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 16% and 26% of total revenue for the three months ended September 30, 1998 and 1997, respectively. Barter transactions accounted for 17% and 14% of total revenue for the nine months ended September 30, 1998 and 1997, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

COST OF REVENUE

         Cost of revenue for the three months ended September 30, 1998 and 1997 was $4,081,000 and $2,850,000, respectively. Cost of revenue for the nine months ended September 30, 1998 and 1997 was $12,465,000 and $7,002,000,
respectively. The increase in cost of revenue was primarily the result of increased revenue sharing, content fees and athlete/personality fees incurred, as well as increases in editorial and operations staff necessary for the production of sports-related information and programming on the Company's Web sites. In addition, telecommunications cost increased as the Company increased its capacity to provide support and delivery of its services to the increased traffic on its Web sites. The Company anticipates that total cost of revenue will continue to grow as it increases staffing to expand its services, increases its merchandising efforts and incurs higher content and royalty fees, and as the Company requires more bandwidth from its Internet service providers. Additionally, the Company anticipates a higher total cost of revenue as editorial staff is added to provide additional content requirements for its servicing of the AOL Agreement. As a percentage of revenue, cost of revenue decreased to 55% for the three months ended September 30, 1998 from 79% for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997 cost of revenue decreased to 59% from 99%.

OPERATING EXPENSES

         PRODUCT DEVELOPMENT. For the three months ended September 30, 1998 and 1997, product development costs were $305,000 and $625,000, respectively. For the nine months ended September 30, 1998 and 1997, product development costs were $1,018,000 and $1,982,000, respectively. The decrease in product development expense is primarily the result of the reduction of product development personnel and consultants at GolfWeb. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest significant resources in product development. As a percentage of revenue, product development expense decreased to 4% for the three months ended September 30, 1998 from 17% for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997 product development expense decreased to 5% from 28%.

         SALES AND MARKETING. For the three months ended September 30, 1998 and 1997, sales and marketing expense was $4,777,000 and $4,315,000, respectively. Sales and marketing expense was $13,771,000 for the nine months ended September 30, 1998 compared to $9,285,000 for the nine months ended September 30, 1997. The increase in sales and marketing expense was primarily the result of the growth in the number of personnel and related costs and increased advertising on other Web sites. Expenses relating to the Company's new television show, Football Playbook, beginning in September were recorded as marketing expenses, causing a slight increase. Barter transactions accounted for approximately 24% and 21% of sales and marketing expense for the three months ended September 30, 1998 and 1997, respectively, and 25% and 10% of sales and marketing expense for the nine months ended September 30, 1998 and 1997, respectively. The increase in the proportionate amount of barter expense was due to the barter of content licensing for advertising during 1998. As a percentage of revenue, sales and marketing expense decreased to 64% for the three months ended September 30, 1998 from 120% for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, sales and marketing expense decreased to 65% from 131%. In future periods, the Company anticipates total sales and marketing expense to increase reflecting additional expenses related to the AOL Agreement.

         GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended September 30, 1998 and 1997, was $3,460,000 and $2,190,000, respectively. For the nine months ended September 30, 1998 general and administrative expense was $9,599,000 compared to $5,587,000 for the nine months ended September 30, 1997. The increase in general and administrative expense in each period was primarily attributable to salary and related expenses for additional personnel and an increase in professional fees. As a percentage of revenue, general and administrative expense decreased to 47% for the three months ended

September 30, 1998 from 61% for the three months ended September 30, 1997, and to 45% for the nine months ended September 30, 1998 from 79% for the nine months ended September 30, 1997.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $3,977,000 and $3,372,000 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 depreciation and amortization expense was $11,651,000 compared to $7,826,000 for the nine months ended September 30, 1997. The increase in depreciation and amortization expense was primarily due to the amortization of amounts related to the Company's March 1997 agreement with CBS Inc. ("CBS"). The Company also acquired additional property and equipment during the first nine months of 1998 which resulted in an increase in depreciation and amortization for the period. In future periods, the Company anticipates total amortization expense to increase as a result of additional amortization expense related to the shares and warrants issued under the new AOL Agreement.

         Under the Company's agreement with CBS, the Company will issue at the beginning of each contract year shares of common stock and warrants to purchase common stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content will be recorded annually in the balance sheet as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Total expense under the CBS agreement was $9,000,000 for the nine months ended September 30, 1998, and will be $3,000,000 for the remainder of 1998.

         INTEREST EXPENSE. Interest expense was $28,000 for the three months ended September 30, 1998 compared to $35,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, interest expense was $82,000 and $109,000 respectively. In February 1998, the Company fully paid the balance of two of its equipment credit facilities.

         INTEREST AND OTHER INCOME, NET. Interest and other income, net for the three months ended September 30, 1998 was $1,476,000 compared to $188,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, interest and other income was $3,121,000 and $622,000, respectively. The increase was primarily attributable to the higher average balance of cash and cash equivalents and marketable securities resulting from the investment of the proceeds from the Company's November 1997 initial public offering and its April 1998 public offering.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company's primary source of liquidity consisted of $104,905,000 in cash and marketable securities, an increase of $70,917,000 from December 31, 1997. In January 1998, CBS exercised warrants to purchase 380,000 shares of common stock, resulting in the net proceeds of $3,800,000. In April 1998 the Company completed a public offering of 2,288,430 shares of Common Stock resulting in the net proceeds to the Company of $80,841,000. The Company invests its excess cash predominantly in instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating and investing purposes.

         As of December 31, 1997, the Company owed $281,000 under its equipment line of credit which was paid in full in February 1998.

         The Company has obtained revolving credit facilities that provide for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of September 30, 1998, the Company owed $652,000 under these facilities.

         As of September 30, 1998, deferred advertising and content costs totaled $3,413,000, which represented costs related to the CBS agreement to be amortized to depreciation and amortization expense primarily during the balance of the year ended December 31, 1998. Accrued liabilities totaled $6,951,000 as of September 30, 1998, an increase of $3,693,000 from December 31, 1997, primarily due to increases in accruals for revenue sharing, professional fees, and the settlement of litigation.

         Net cash used in operating activities was $12,817,000 and $16,237,000 for the nine months ended September 30, 1998 and 1997, respectively. The principal uses of cash in operating activities were to fund the Company's net losses from operations, partially offset by depreciation and amortization.

         Net cash used in investing activities was $11,190,000 and $1,941,000 for the nine months ended September 30, 1998 and 1997, respectively. The principal use of cash in investing activities was for the net purchase of marketable securities for $8,164,000 in 1998. Additionally, the Company purchased $2,498,000 of property and equipment in 1998 consisting primarily of computer hardware and software.

         Net cash provided by financing activities was $86,761,000 and $12,464,000 for the nine months ended September 30, 1998 and 1997, respectively. Financing activities consisted principally of the issuance of equity securities in connection with the Company's April 1998 public offering and the exercise of warrants by CBS.

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

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $1 million of property and equipment during the remainder of 1998, primarily computer equipment and furniture and fixtures. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

         In October 1998, the Company entered into a three year agreement with AOL. Under the terms of the agreement, the Company agreed to make a deficiency payment to AOL if AOL is not able to realize at least $15 million from the sale of the 550,000 shares of Common Stock issued to it, provided, that AOL holds and does not sell any of such shares for a period of two years. The Company will accrue a liability for the deficiency payment that may be required based on the value of the Company's stock at inception of the AOL Agreement and will place in escrow a certain amount of cash and marketable securities to be restricted until the stock is sold.

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

YEAR 2000 COMPLIANCE

         The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in operating the Company's various Web sites, member services, e-commerce, and various administrative and billing functions. To the extent that the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possible replacement of such applications may be necessary.

         The Company has retained a consulting firm to help assess the Company's Year 2000 compliance. The assessment is currently being conducted in three phases, the first two of which have been completed. During Phase One the Company analyzed facilities, applications, network, distributed computing, infrastructure, and data in order to determine the size, scope, and complexity of the Company's exposure to Year 2000. During Phase Two specific strategies required to bring exposure areas into compliance were formulated. Additionally, during Phase Two, the Company began interviewing hardware, software, market feed, and firmware vendors for Year 2000 compliance plans. The results of the first and second phases were used to develop a compliance/renovation approach, budget, and project plan which includes an analysis of compliance strategies, cost parameters and timelines. During Phase Three, the Company will complete the renovations of software and applications, implement hardware patches, develop project contingencies and complete final testing. The Company expects to be substantially Year 2000 compliant before the end of April 1999 with respect to its mission critical computing infrastructure, associated applications, and strategic vendors/suppliers.

         The costs incurred by the Company during 1998 to address the Year 2000 compliance are not expected to exceed $100,000. The Company estimates it will incur a maximum of $500,000 in direct costs during 1999 to support its compliance initiatives. Although the Company expects to be Year 2000 compliant on or before December 31, 1999, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

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

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after September 15, 1999. A company may also implement the provision of SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively, and must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet adopted SFAS No. 133 and presently does not have any derivative instruments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 14, 1998, the Company settled a lawsuit alleging various trademark infringement claims. In connection with the settlement, the Company has recorded a non-recurring charge of approximately $1.1 million in the third quarter of 1998. The Company believes that it will collect insurance proceeds to offset a portion of the settlement expenses, including certain legal fees; however, there can be no assurance that the Company will be able to collect such proceeds. Accordingly, no benefit from any proceeds will be recorded until receipt is assured. See Note 3 to the Consolidated Financial Statements.

         During the three months ended September 30, 1998, there were no other material developments in previously reported litigation involving the Company.

ITEM 2. CHANGE IN SECURITIES

SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED SEPTEMBER 30,
1998

         During the three months ended September 30, 1998, the Company issued and sold the following securities without registration under the Securities
Act:

         In August 1998, the Company issued to Greg McLemore 10,050 shares of common stock in consideration of the Company's acquisition of an Internet domain name and service mark.

         In August 1998, the Company issued to PGA Interactive LLC 7,882 shares of common stock and options to purchase 45,320 shares of common stock. The consideration for such shares and warrants consisted of the right to host the official PGA Championship Web site.

         In August 1998, the Company issued to Lisa Leslie and Management Plus warrants to purchase 17,000 and 3,000 common shares respectively in exchange for consulting services.

         During the three months ended September 30, 1998, upon exercise of warrants, the Company issued a total of 109,157 shares of common stock for aggregate cash of $699,218 including: (i) 39,157 shares of common stock to IMG for cash consideration of $274,218; (ii) 40,000 shares of common stock to Michael Schulhof for cash consideration of $200,000; (iii) 20,000 shares of common stock to ETW for cash consideration of $150,000 and
(iv) 10,000 shares of common stock to Emerson Fittipaldi for cash consideration of $75,000.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit 10.1 Premier Sports Information and Commerce Agreement, effective as of October 1, 1998, by and between the Company and America Online, Inc. +

Exhibit 27  Financial Data Schedule

+ Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

(b)      Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by the Company on July 9, 1998, to report the Company's acquisition of International Golf Outlet, Inc. on June 29, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1998                  SPORTSLINE USA, INC.
                                          (Registrant)


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