Form 10-K
period 1998-12-31
SPORTSLINE USA INC
filed 1999-03-15
CIK 945688

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO

                           COMMISSION FILE NUMBER: 0-23337

                                SPORTSLINE USA, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        65-0470894
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

               6340 N.W. 5TH WAY                                      33309
            FORT LAUDERDALE, FLORIDA                                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (954) 351-2120

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of March 12, 1999, was approximately $841,826,659 based on the $57.8125 closing price for the Common Stock on The Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

     The number of shares of Common Stock of the registrant outstanding as of February 28, 1999 was 22,289,880.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INDEX TO ITEMS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................   16
  Item 3.   Legal Proceedings...........................................   16
  Item 4.   Submission of Matters to a Vote of Security Holders.........   16
PART II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................   17
  Item 6.   Selected Financial Data.....................................   19
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   20
  Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   39
  Item 8.   Financial Statements and Supplementary Data.................   40
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   61
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   61
  Item 11.  Executive Compensation......................................   61
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   61
  Item 13.  Certain Relationships and Related Transactions..............   61
PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   61

                                     PART I

ITEM 1.  BUSINESS.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THIS ANNUAL REPORT ON FORM 10-K AND ELSEWHERE IN THIS REPORT.

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

     The Company has established a number of important strategic relationships to increase awareness of the SportsLine brand, build traffic on its Web sites and develop proprietary programming. In March 1997, the Company established a strategic alliance with CBS Corporation ("CBS") pursuant to which the Company's flagship Web site was renamed "cbs.sportsline.com" and receives extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona
500. The CBS agreement was amended in February 1999 to extend its term through 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments." The Company believes that its relationship with CBS, in particular the branding of its flagship Web site as "cbs.sportsline.com" and the promotion the Company will receive on CBS television broadcasts, will enable it to establish SportsLine as a broadly recognized Worldwide consumer brand. The Company also has distribution agreements and relationships with America Online, Excite, Netscape, InfoSpace.com, Microsoft and Sports Byline USA. See " -- Strategic Relationships."

     The Company's SportsLine WorldWide Web site features sports content from Soccernet
(soccernet.com), a Web site co-produced by the Company and The Daily Mail, CricInfo (cricinfo.org), a London-based organization sanctioned by the International Cricket Council, and golfweb.com. SportsLine WorldWide also offers country-specific sports content through strategic relationships with major publishing organizations in Brazil (O Estado de Sao Paulo), France (Le Monde), Germany (Verlagsgruppe Fleet), Italy (Tirreno Internet), the Netherlands (World Online), Spain (El Pais), Russia (Russian Story), Latin America (El Sitro) and Sweden (Aftonbladet). In addition, the Company has established strategic relationships with various sports superstars and organizations.

SPORTS INFORMATION, PROGRAMMING AND DISTRIBUTION

     The Company offers a broad range of sports-related information and programming, which it delivers through its network of Web sites and other distribution channels.

INFORMATION AND PROGRAMMING

News and Editorials              The Company's news organization provides
                                 up-to-date general sports news and information for all major professional and college sports
                                 24 hours a day, seven days a week, including previews, game summaries, audio and video clips and color photographs, obtained from strategic partners and a variety of leading sports news organizations such as The Associated Press, CBS, Reuters and SportsTicker. The Company also publishes exclusive editorials and analyses from its in-house staff of writers and editors and freelance sports journalists.

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

Live Game Simulations            The Company broadcasts web-based real-time
                                 animated recreations of major sporting events including NBA, NFL, Major League Baseball,
                                 World Cup Soccer and NCAA Tournament basketball games.

Local and Personalized Content   The Company packages its information and
                                 programming to enable users to follow local or regional team and event coverage, including weekly stories from college sports publications and team coverage from staff writers located in all strategic cities across the nation. Members can personalize the information and programming they receive through the Company's "Personal
                                 SportsPage" and "Personal SportsMail," which are delivered over the Web or by e-mail.

Community Content                The Company hosts monitored interactive chat
                                 sessions with sports superstars and
                                 personalities, and experts on subjects such as sports memorabilia and fantasy leagues. The
                                 Company also hosts monitored forums devoted to sports-related topics.

Audio The Company's radio studio produces over 60 hours of original, live programming each week, including interviews with superstars and notable sports personalities and regular commentary from leading sports analysts. As of December 31, 1998, one of the Company's sports and talk radio shows was broadcast on traditional radio stations in approximately 50 markets in association with the SportsFan Radio Network. The Company also "cybercasts" syndicated radio shows from Sports Byline USA, Sports Overnight America and various experts on sports-related topics, and produces and distributes audio clips of interviews, press conferences and other audio in connection with major sports events.

Video The Company produces original video programming in connection with major sports events and video interviews. The Company's coverage of major events such as the XVIII Olympic Winter Games and the Super Bowl XXXIII features live video interviews and daily video clips covering the events and sports celebrities. The Company also distributes video highlights from NBA, NHL, CBS Sports and other sporting events.

  Web Sites

     cbs.sportsline.com, the Company's flagship Web site, features comprehensive, in-depth coverage of all major professional and college sports on a domestic and international basis, including the following:

Baseball
     Major League Baseball
     Minor League Baseball
     College
Hockey
     National Hockey League
     International Hockey League
     American Hockey League
     College
Auto Racing
Boxing
Cricket
Cycling
Golf
Health and Fitness
Horse Racing
Football
     National Football League
     Canadian Football League
     College
Basketball
     National Basketball Association
     Women's National Basketball Association
     American Basketball League
     College
Olympic Sports
Rugby
Skiing
Soccer
Tennis
Volleyball
Women's Sports

     cbs.sportsline.com has won numerous awards, including the Internet Services Association's "Outstanding Innovation" award for Baseball LIVE! (1996); a "Gold Medal" for Outstanding Olympic Coverage from The Wall Street Journal (1996); a "Members' Choice" designation from AOL (1996-1998); NetGuide's "Platinum Award" as one of the best sites on the Web (1996); NetGuide's "Platinum Award" for overall site excellence (1997); "Editor's Choice" from UK Plus (1997); PC Magazine's top 25 sites on the Web (1997); the Webby Award for sports (1998); a "Revolution" award for Soccernet in the U.K. (1999); and NetGuide's "Best Sports Site" (1999).

     cbs.sportsline.com's comprehensive approach is exemplified by its coverage of Major League Baseball. In addition to up-to-date news, scores, standings, rosters, transaction reports and exclusive editorial commentary, cbs.sportsline.com features Baseball LIVE!, an online "stadium" that utilizes Shockwave technology to enable users to view a graphical depiction of real-time play-by-play action of Major League Baseball games in progress. Additional baseball coverage includes player and team statistics that are sortable by position, team and standing; chat rooms and baseball newsgroup links and contests. Fantasy league enthusiasts also can purchase SportsLine's fantasy league products, which include Fantasy Baseball and Commissioner. Fantasy Baseball enables participants to manage their own fantasy- or rotisserie-style baseball league in season-long and playoff competitions. Participants form leagues of up to 20 teams and utilize cbs.sportsline.com to administer all player transactions (for example, drafts, trades, starting lineup selection, disabled list and minor league moves) and obtain real time scoring, standings and roster transactions. cbs.sportsline.com also offers Fantasy Baseball participants the ability to communicate in specially reserved chat rooms. Commissioner provides fantasy and rotisserie league participants a fully configurable interface to manage their own leagues, including customizing rules, scoring and reporting to their own preferences.

     golfweb.com, acquired by the Company in January 1998, provides golf-related content, interactive entertainment, membership services, golf course discounts and merchandise domestically. The Company also provides golf-related content, interactive entertainment, membership services and merchandise internationally through Web sites targeted to golf enthusiasts in Europe and Asia. golfweb.com features tournament coverage from over 24 golf tours worldwide, including the PGA, LPGA and Senior PGA, and is the official Web site of the PGA European Tour. golfweb.com has a worldwide golf course directory with information on over 21,000 golf courses, as well as the Web's largest online discount golf pro shop.

     igogolf.com, acquired by the Company in June 1998, is a Web site that offers fine golf equipment and accessories, including golf clubs, golf balls, bags, footwear, apparel, accessories, training aids, art, software, books, and videos.

     SportsLine WorldWide, launched as a separate Web site in February 1998, is dedicated to providing comprehensive coverage of international sports. SportsLine WorldWide features sports content from Soccernet (soccernet.com), a Web site co-produced by the Company and The Daily Mail, CricInfo (cricinfo.org), a London-based organization sanctioned by the International Cricket Council, and golfweb.com. SportsLine WorldWide also offers country-specific sports content through strategic relationships with major publishing organizations in Brazil (O Estado de Sao Paulo), France (Le Monde), Germany (Verlagsgruppe Fleet), Italy (Tirreno Internet), the Netherlands (World Online), Spain (El Pais), Russia (Russian Story), Latin America (El Sitro) and Sweden (Aftonbladet). Content provided by these publishers is displayed in foreign languages on the SportsLine WorldWide Web site, and the publishers distribute the Company's content in the English language on their own Web sites.

     vegasinsider.com, launched as a separate Web site in March 1997, provides sports gaming information and features electronic odds on all major sports events from the Las Vegas casinos, including the Stardust, the Flamingo Hilton, the MGM Grand and Bally's, plus lines from nationally recognized oddsmakers. Handicapping information includes commentary, matchup analysis and picks from some of the nation's leading sports handicappers. The site's news reporting is focused on a gaming perspective and provides detailed statistical and matchup analysis tools, including "against-the-spread" and "straight-up" records, team and player statistics and injury and weather reports. Live scoreboards provide breaking news and scores, updates, recaps and boxscores. Most of the content on vegasinsider.com is available only to paying members. In February 1999, the Company launched World Sports Plus (worldsportsplus.com), a free sports gaming site focused on global sports such as rugby, English and Italian soccer and Formula One.

     Web Sites for Sports Superstars and Personalities. The Company has created and maintains Web sites for sports superstars and personalities, including Joe Namath, Michael Jordan (jordan.sportsline.com), Tiger Woods (tigerwoods.com), Shaquille O'Neal (shaq.com), Cal Ripken, Jr. (2131.com), Pete Sampras (sampras.com), Mike Schmidt and John Daly (gripitandripit.com). The Company has packaged these Web sites in a unique and entertaining site that includes all of SportsLine's athlete spokespersons. The superstar athlete site includes daily features and insights from athletes, the opportunity to belong to fan clubs, as well as radio interviews and chat sessions from active and retired athletes from around the world of sports.

     Other Web Sites. The Company has created Web sites for sports organizations and major sports events, including the San Francisco Forty-Niners NFL franchise (sf49ers.com), the PGA of America (pga98.com), the PGA European Tour (europeantour.com), Soccernet (soccernet.com), CricInfo (cricinfo.org), Soccer Age (soccerage.com), Golf Holidays (golfholidays.com), 1998 World Cup Soccer (worldcup.soccernet.com), the 1998 Major League Baseball All-Star Game (mlballstargame.com) and the 1998 Major League Baseball official post-season site (worldseries.com).

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

  Other Distribution Channels

     The inclusion of cbs.sportsline.com in AOL's services and the integration of cbs.sportsline.com into Excite Sports, Netscape Sports and InfoSpace Sports make the Company's sports content and programming readily accessible to the millions of Web users that access the Internet via these platforms. The Company also distributes its sports content and programming through relationships with other commercial online services (CompuServe and Prodigy), third party Web sites (Delta Airlines) and high speed modems and television-based products (@Home, Road Runner and WebTV). The Company believes that its original sports radio shows have broad appeal and has recently entered into an agreement to syndicate certain of its radio programming, both on the Internet and nationally to over-the-air sports talk radio stations. As of December 31, 1998, one of the Company's sports and talk radio shows was broadcast on traditional radio stations in approximately 50 markets in association with the SportsFan Radio Network. The Company also intends to develop distribution and revenue opportunities in other media, including news wire services, publications and e-mail.

STRATEGIC RELATIONSHIPS

     The Company has established strategic relationships to provide marketing and cross promotional opportunities, to increase consumer awareness of the SportsLine brand, to build traffic on its Web sites and to obtain exclusive sports content for its Web sites.

     CBS. In March 1997, the Company entered into a strategic alliance with CBS pursuant to which CBS acquired a minority ownership interest in the Company and the Company's flagship Web site was renamed "cbs.sportsline.com". The agreement provides for cbs.sportsline.com to receive, among other things, extensive network television advertising and on-air promotion during the term of the agreement, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona 500. In addition, the Company has the right to use certain CBS logos and television-related sports content on cbs.sportsline.com and in connection with the operation and promotion of that Web site. CBS and the Company will seek to maximize revenue through a joint advertising sales effort and by creating merchandising opportunities. The agreement also provides the Company access to certain CBS television-related sports content and the potential to create distribution and revenue opportunities with more than 200 CBS affiliates throughout the United States. In addition, under the terms of the agreement, the Company and CBS will share advertising revenue on pages of cbs.sportsline.com that relate to certain CBS broadcast sports events or that contain CBS content. The CBS agreement was amended in February 1999 to extend its term through 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

     AOL. In July 1997, the Company entered into a strategic programming and distribution agreement with America Online, Inc. pursuant to which cbs.sportsline.com became the first "anchor tenant" on AOL's Sports Channel. In October 1998, the Company and AOL entered into a new three-year agreement and significantly expanded their online relationship to provide Company-produced sports news and statistics, special features, major event coverage and merchandise on several key AOL brands around the world. The Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com will be the premier national sports partner with a presence on all Digital City local services, currently serving over 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, SportsLine WorldWide became the premier global provider of country-specific sports content to all of AOL's international services, and the Company will become the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service.

       Excite. In October 1998, the Company entered into a three-year strategic relationship with Excite, Inc. making the Company the exclusive provider of sports content on the Excite Sports Channel.

       Netscape. In January 1999, the Company entered into a one-year strategic relationship with Netscape Communications Corporation making the Company the premier sports content provider for the Netcenter Sports Channel as well as the exclusive provider for news, information and merchandise for NFL, NBA, NHL, MLB, golf, soccer, tennis, auto racing and NCAA basketball and football. In addition, cbs.sportsline.com is featured as a default content "channel" in the Channel Finder of Netscape's Netcaster

Software which utilizes "push" delivery to give users the ability to subscribe to dynamic Web content and to browse these channels and Web sites offline from their desktop.

     InfoSpace. In February 1999, the Company entered into a strategic agreement with InfoSpace.com whereby InfoSpace will become a distributor of the Company's sports content, merchandise and premium services through a sports channel named InfoSpace Sports by SportsLine, which will be available to InfoSpace's broad affiliate network at over 1,500 websites.

     Microsoft. The Company's strategic marketing and content distribution agreement with Microsoft provides for Microsoft to promote the Company's service in conjunction with the commercial release of the latest version of Internet Explorer ("IE4") as a "Platinum Channel Partner." The Company is one of 25 content providers permanently bundled into the "Active Desktop," an integrated component of every copy of IE4 distributed by Microsoft within the United States over the term of the agreement.

     Sports Superstars and Organizations. The Company has established strategic relationships with sports superstars and personalities, including Michael Jordan, Tiger Woods, Joe Namath, Shaquille O'Neal, Joe Montana, Cal Ripken, Jr., Pete Sampras, Mike Schmidt and John Daly, and an advisory agreement with Mark McCormack (Chairman of International Management Group). Each of these individuals has agreed to serve as a spokesperson for the Company, to permit the Company to use his or her name, likeness and photographs on promotional materials and to be available to the Company to provide input on business and marketing strategies. The Company also maintains cross promotional relationships with sports organizations for which it has created Web sites, including the PGA of America, the PGA European Tour, the San Francisco Forty Niners, the Florida Marlins and Sports Careers, a career consulting and placement service.

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

     Other Media Relationships. In addition to promotion on CBS television sports broadcasts, SportsLine receives radio promotion through its strategic media relationship with Sports Byline USA, the nation's largest syndicated sports radio network, including on-air commercials and live endorsements by Ron Barr, Sports Byline USA's Emmy Award winning host. The Company has developed similar cross promotional relationships with leading sports talk radio stations in several major metropolitan markets throughout the United States, and, as of December 31, 1998, one of the Company's sports and talk radio shows was broadcast on traditional radio stations in approximately 50 markets in association with the SportsFan Radio Network. The Company also receives promotional space within the print version of each of the publications it distributes through its Web sites.

     Internet and Online Relationships. Through a variety of strategic relationships, the Company receives broad exposure by distributing its proprietary sports content and programming through commercial online services (AOL, CompuServe and Prodigy), Websites, Excite, Netscape and InfoSpace and high speed modems and television-based products (@Home, Road Runner and WebTV).

ADVERTISING AND SALES

     The Company believes that the demographics of its audience are similar to the traditional sports advertisers' target market. Based on Company sponsored market research, users of the Company's Web sites are predominantly male, 88% are between the ages of 18 to 54, 63% have college degrees and 41% have an annual income greater than $75,000.

     The Company currently derives, and expects to continue to derive, a substantial portion of its revenue from advertising on its Web sites. The Company sells "banner" advertisements that allow interested readers link directly to the advertisers' own Web sites or to promotional sites created by the Company. The Company also offers sponsorship opportunities that enable advertisers to associate their corporate messages with the Company's coverage of athletes and marquee events (such as the World Series, the Super Bowl, the Olympics, World Cup Soccer, the NBA Playoffs and the Stanley Cup Playoffs), special features of the Company's Web sites (including ScoreCenters or Baseball LIVE!) and special promotions, contests and events. The Company targets traditional sports advertisers, such as consumer product and service companies, sporting goods manufacturers and automobile companies, as advertisers on its Web sites.

     Advertising revenue has been derived principally from short-term advertising contracts on a per impression basis or for a fixed fee based on a minimum number of impressions. The Company's advertising rates generally range from $15.00 to $50.00 per thousand impressions. To enable advertisers to verify the number of impressions received by their advertisements and monitor their advertisements' effectiveness, the Company provides its advertisers with third party audit reports showing data on impressions received by their advertisements.

     The Company's in-house sales staff develops and implements its advertising strategies, including identifying strategic accounts and developing presentations and promotional materials. The Company has sales personnel located in Fort Lauderdale, New York, Chicago, San Francisco, Los Angeles and Detroit. In addition, the Company utilizes DoubleClick Inc. as its exclusive advertising sales representative outside the United States. The Company also capitalizes on its cross-marketing relationships with sports superstars, personalities, organizations and affinity groups by seeking sponsorships and advertisements from their sponsors. Pursuant to the CBS agreement, the Company and CBS's television network advertising sales personnel coordinate advertising sales efforts for cbs.sportsline.com.

     No advertiser accounted for more than 9% of the Company's revenue during 1998.

MEMBERSHIPS AND PREMIUM OFFERINGS

     Although the majority of information and programming on the Company's Web sites is free, the Company offers membership programs and other premium services on cbs.sportsline.com and vegasinsider.com. The Company also believes that it will be able to charge fees for access to "pay-per-view" content such as exclusive interviews, chat sessions or special coverage of major sports events.

     The following table sets forth certain information, as of December 31, 1998, concerning the Company's membership and premium service offerings:

MEMBERSHIPS                                   DESCRIPTION                            PRICE RANGE
-----------                      --------------------------------------    -------------------------------
SPORTSLINE REWARDS               SportsLine Rewards. Membership program            Free
                                 in which members are rewarded for
                                 visiting the site and purchasing
                                 merchandise or fantasy products.

                                 SportsLine Rewards Plus. Same as                  $39.95
                                 SportsLine Rewards except that members
                                 receive bonus rewards and savings on
                                 the purchase of merchandise and fantasy
                                 products.

TEAM SPORTSLINE                  Personal SportsPage. Member-configured
                                 Web pages to follow selected teams and
                                 sports.

                                 Personal SportsMail. Information on
                                 members' favorite teams and sports
                                 delivered daily to their personal
                                 e-mail addresses.                                $ 4.95 monthsly
                                                                                  $39.95 annually
                                 Electronic Odds. Fifteen minute
                                 delayed odds from premier Las Vegas
                                 casinos.

                                 National and Regional News. Breaking
                                 news, photos and audio clips from the
                                 Associated Press and exclusive stories
                                 from the Company's in-house editorial
                                 staff.

                                 Contests. Sports specific contests
                                 with travel, memorabilia and cash
                                 prizes.

                                 Special Editorial Content. Sports
                                 birthdays. Playboy's Classic Sports
                                 Interviews and access to a sports                $29.95 - $39.95
                                 almanac.                                         annually

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

GOLFWEB                          Players Club. Personalized golf
                                 instruction; performance tracking;
                                 discounts on greens fees, golf travel
                                 and merchandise; weekly newsletter;
                                 online golf handicap.

MEMBERSHIPS                                   DESCRIPTION                            PRICE RANGE
-----------                      --------------------------------------    -------------------------------
VEGAS INSIDER                    Electronic Odds. Fifteen minute
                                 delayed odds from premier Las Vegas
                                 casinos.

                                 Detailed Match-up Analysis. Game logs,
                                 "against-the-spread" and "straight-up"
                                 records, team and player statistics,            $ 29.95 monthly
                                 injury and weather reports and                  $199.95 annually
                                 detailed write-ups from Computer
                                 Sports World.

                                 Handicapping Experts. Picks, match-up
                                 analysis and editorial commentary.

                                 Live Scoreboards. Breaking scores,
                                 odds, updates, recaps, box scores and
                                 breaking news.

PREMIUM SERVICES                              DESCRIPTION                            PRICE RANGE
----------------                 --------------------------------------    -------------------------------


FANTASY LEAGUES AND FANTASY      Commissioner. Functional, easy to use
TOOLS                            fantasy and rotisserie league
                                 management software and statistics
                                 services.

                                 Challenge Game. Multi-player leagues
                                 featuring overall, conference, league          $19.95 - $99.95
                                 and weekly prizes.

                                 Fantasy Software/tools. Team and
                                 league management, including sortable
                                 stats, Fantasy Scoring Center, Stats
                                 Projector and Trends Analysis

ODDS AND PICKS                   Electronic Odds. Instant odds from            $149.95 monthly
                                 premier  Las Vegas casinos.                   $999.00 annually

                                 Pick Packs. Expert picks for college          $ 9.95 to $49.95
                                 and professional games from well-known        per pick pack
                                 handicappers.

JOB LISTINGS                     Sports Careers. Exclusive job listings        $ 19.95 monthly
                                 in multiple sports categories. Also           $ 99.95 semiannually
                                 includes articles, audio, tips, success       $149.95 annually
                                 stories and company contacts


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

MERCHANDISE

     During the fourth quarter of 1997, the Company launched The Sports Store (www.thesportsstore.com), a comprehensive online retail site featuring more than 7,000 items, including event-driven merchandise (such as Super Bowl Champion Lockerroom Caps), licensed team gear and apparel, unique sports superstar memorabilia, Upper Deck merchandise and exclusive merchandise like the limited edition Mark McGwire 70th Home Run Record Commemorative Coin.

     The Sports Store offers such features as: (i) an intuitive search tool, resulting in the presentation of the product image, description, price and a quick check-out feature to assist in making purchases; (ii) dynamically generated related product offerings which suggest similar products for sale as that requested; (iii) private password-protected shopper profiles which expedite ordering for return shoppers; (iv) automatic e-mail confirmation of orders; and
(v) instant member discounts of 10% for shoppers who subscribe to CBS SportsLine or GolfWeb memberships.

     In June 1998, the Company acquired igogolf.com, a leading Internet golf retailer, which offers a full selection of name brand golf equipment and accessories from manufacturers including Callaway, Cobra, Titleist, TaylorMade, Ping, Wilson, Orlimar and many others. The Company has established the ability with many of these manufacturers to offer direct and/or drop shipping capabilities which allow for fast and efficient shipment to the end-consumer, as well as to limit the Company's inventory exposure. In addition, igogolf.com distributes golf equipment and accessories for third-party websites.

MARKETING

     The Company's agreement with CBS provides for cbs.sportsline.com to receive, extensive network television advertising and on-air promotion during the term of the agreement, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona 500. The Company also receives on-air promotion on Sports Byline USA's nationally syndicated radio broadcasts and on sports talk and other radio stations in several major metropolitan markets.

     Another effective source of advertising for the Company has been Web advertising. The Company has advertised on a number of leading Web sites, including AltaVista, Excite, InfoSeek, Microsoft Network, Netscape, USA Today and Yahoo! The Company also actively pursues links from other popular Web sites, and is listed in the directories of most major search engine sites, including AltaVista, Excite, InfoSeek, Lycos and Yahoo!

     The Company employs a variety of methods to promote the SportsLine brand and attract traffic and new members to its Web sites. In addition to on-air promotion on CBS television sports broadcasts and Sports Byline USA, the Company advertises on other Web sites, in targeted publications and on sports talk radio stations, distributes promotional materials at selected sports events and engages in an ongoing public relations campaign. The Company also conducts direct e-mail and mail campaigns targeting online or sports-oriented consumers. Whenever possible, the Company utilizes cross promotional arrangements to secure advertising and other promotional considerations.

     The Company's agreements with sports organizations typically provide for the Company to receive exposure in any print, television and marketing vehicles utilized by the organizations to promote themselves or their products or services and for the distribution of the Company's promotional materials at events or industry shows in which they participate.

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

COMPETITION

     The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for consumers' attention and spending has proliferated with no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company competes, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies: (i) Web sites targeted to sports enthusiasts generally (such as ESPN.com, CNN and Sports Illustrated's CNN/SI and Fox Sports) or to enthusiasts of particular sports (such as Web sites maintained by Major League Baseball, the NFL, the NBA and the NHL); (ii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites; (iii) general purpose consumer online services such as AOL and Microsoft Network, each of which provides access to sports-related content and services; (iv) vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and (v) Web search and retrieval services, such as AltaVista, Excite, InfoSeek, Lycos and Yahoo!, and other high-traffic Web sites, such as those operated by CGNET and Netscape. The Company anticipates that the number of its direct and indirect competitors will increase in the future. Management believes that the Company's most significant competitors are ESPN.com and CNN/SI, Web sites which offer a variety of sports content.

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

     On March 25, 1997, Weatherline, Inc. ("Weatherline"), a company that provides pre-recorded weather and sports information by telephone, filed a complaint against the Company in the United States District Court for the Eastern District of Missouri. Weatherline owned a United States trademark registration for the mark "Sportsline" for use in promoting the goods and services of others by making sports information available to customers of participating businesses through the telephone, and claimed to have used the mark for this purpose since 1968. The complaint alleged that the Company's use of the mark "SportsLine USA" and other marks utilizing the term "SportsLine" infringed upon and otherwise violated Weatherline's rights under its registered trademark and damaged Weatherline's reputation. In October 1998, the Company and Weatherline settled this action. In connection with the settlement, Weatherline will assign to the Company its United States trademark registration for the mark "Sportsline." The Company recorded a non-recurring charge of approximately $1.1 million associated with such settlement in the third quarter of 1998. The Company believes that it will collect insurance proceeds to offset a portion of the settlement expenses, including certain legal fees; however, there can be no assurance that the Company will be able to collect such proceeds.

     There can be no assurance that third parties will not bring copyright or trademark infringement claims against the Company in addition to the claim brought by Weatherline referred to above, or claim that the Company's use of certain technologies violates a patent. If it is determined that the Company has infringed upon a third party's proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to the Company, if at all. The inability to obtain any required license on satisfactory terms could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If competitors of the Company prepare and file applications in the United States that claim trademarks used or registered by the Company, the Company may oppose those applications and have to participate in proceedings before the USPTO to determine priority of rights to the trademark, which could result in substantial costs to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could require the Company to license disputed rights from third parties or to cease using such trademarks. Any such litigation would be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, results of operations and financial condition. Adverse determinations in such litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from selling its services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, inasmuch as the Company licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase; because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations.

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

EMPLOYEES

     The Company had 303 full-time employees as of December 31, 1998, of which 85 were in editorial and operations, 83 were in technical and product development, 79 were in sales and marketing, 25 were in finance and administration and 31 other employees. The Company's future success depends in large part upon its ability to attract and retain highly qualified employees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its senior management or other key employees or that it will be able to attract and retain additional qualified personnel in the future. The Company's employees are not represented by any collective bargaining organization, and the Company considers its relations with its employees to be good.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

     The Company makes its Web sites available through multiple servers, running on Sun Solaris, Microsoft Windows and Microsoft NT operating systems. The Company uses the Netscape family of Commercial Applications Software for its Web servers, publishing systems, merchandise systems and secure credit card capture and billing. The Company has worked closely with Netscape in the implementation of the Company's Web sites. Capabilities in place include bulletin boards, mail, chat (including regular text based chat as well as Virtual Reality worlds with integrated chat), news groups, merchandising, streaming audio and video, and interactive Java and Shockwave applications.

     The Company maintains all of its computer systems at its Fort Lauderdale, Florida corporate headquarters and maintains mirror sites for its Web sites at host facilities in Santa Clara, California and Herndon,

Virginia. The Company's operations are dependent upon its ability to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond the Company's control. The Company maintains access to the Internet through three third-party providers, each of which maintains a DS3 connection running at 45 megabits per second connected to three routers in the Company's facility. Redundant fiber optic cables from the Company's building connect with each local Internet provider's fiber network. The Company's Internet connections are fully redundant, so that if a failure in the network or equipment of one service provider occurs, traffic is automatically routed through to the other provider. All of the Company's computer equipment is powered by an uninterruptible power supply ("UPS"), which is backed up by a diesel generator designed to provide power to the UPS within seconds of a power outage. In addition, all of the Company's production systems are copied to backup tapes each night and stored at a third party, off-site storage facility. All of the Company's computer equipment is insured at replacement cost and the Company has developed a comprehensive, out-of-state disaster recovery plan to respond to system failures. The Company has an arrangement with Comdisco Disaster Recovery Services ("CDRS") which provides that in the event the Company's facility cannot provide service for any reason, the Company's backup tapes would be shipped to Comdisco's New Jersey facility where they will be loaded to replicate and restore the Company's service. Moreover, the Company has leased space in CDRS's Business Recovery Center in Atlanta, Georgia. In the event of a system failure, the Company's engineering and content production staff would have access to hardware and software in Atlanta similar to that used at the Company's facility. The equipment in Atlanta is connected to the production systems in New Jersey via Comdisco's private high speed network. Notwithstanding the precautions taken by the Company, any disruption in the Company's Internet access, failure of the Company's third party providers to handle higher volumes of users or damage or failure that causes system disruptions or other significant interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Michael Levy.........................  52    Chairman of the Board, President and Chief Executive
                                             Officer
Kenneth W. Sanders...................  42    Senior Vice President and Chief Financial Officer
Mark J. Mariani......................  42    Executive Vice President, Sales
Andrew S. Sturner....................  34    Senior Vice President, Business Development
Thomas Jessiman......................  38    Senior Vice President, Operations

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

     KENNETH W. SANDERS has served as the Vice President and Chief Financial Officer of the Company since September 1997 and was appointed Senior Vice President in October 1998. From January 1996 to August 1997, Mr. Sanders served as Senior Vice President, Chief Financial Officer of Paging Network, Inc., the world's largest paging company. From May 1993 to December 1995, Mr. Sanders served as Executive Vice President, Chief Financial Officer and a director of CellStar Corporation, an integrated wholesaler and retailer of cellular phones and related products. Between July 1979 and April 1993, Mr. Sanders was with KPMG Peat Marwick, most recently as an Audit Partner from July 1990 to April 1993.

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

     ANDREW S. STURNER has served as the Company's Vice President, Business Development since June 1995 and was appointed Senior Vice President, Business Development in October 1998. From May 1994 to June 1995, Mr. Sturner served as Vice President of Business Development for MovieFone, Inc., an interactive telephone service company. From March 1993 to May 1994, Mr. Sturner served as President of Interactive Services, an interactive audiotext development company which he co-founded in 1992. From August 1990 to March 1993, Mr. Sturner was a bankruptcy associate at the law firm of Stroock & Stroock & Lavan.

     THOMAS JESSIMAN has served as the Company's Senior Vice President, Operations since February 1998. From March 1997 to February 1998, Mr. Jessiman served as the Company's Vice President, International. From November 1995 to March 1997, Mr. Jessiman served as the Director of Business Development for U.S. WEST Media Group's Interactive Services Division and from September 1994 to November 1995, Mr. Jessiman served as Director of Business Development in the U.S. WEST Multimedia Group. From January 1992 to September 1994, Mr. Jessiman served as Manager in IBM's Multimedia Group.

ITEM 2.  PROPERTIES.

     The Company's corporate headquarters are located in Fort Lauderdale, Florida. The Company currently leases approximately 45,000 square feet in three adjacent buildings under three leases, which expire in April 2000, June 2000 and September 2001, respectively, with an option to extend the latter lease for a five-year term. The Company also leases sales offices in Chicago, New York, San Francisco and Los Angeles and a news operation office in Tacoma, Washington. In order to meet the Company's estimated future space needs, the Company has entered into an agreement to lease a commercial building in Fort Lauderdale, Florida consisting of approximately 81,000 square feet. The lease is for a term of ten years for total rent commitments of up to $13 million, commencing upon occupancy, with options to extend the lease for two additional five-year terms. The Company anticipates moving its corporate headquarters into this new building in late 1999. igogolf.com leases office/warehouse space in Austin, Texas.

ITEM 3.  LEGAL PROCEEDINGS.

     In October 1998, the Company settled a lawsuit alleging various trademark infringement claims. See "Item 1. Business -- Intellectual Property."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET PRICES FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SPLN" since November 13, 1997. The following table sets forth for the periods indicated the range of high and low closing prices per share of Common Stock, as reported by the Nasdaq National Market:

                                                                HIGH        LOW
                                                              --------    --------
1997
  Fourth Quarter (commencing November 13, 1997).............  $  10.75    $   7.75
1998
  First Quarter.............................................     32.38       11.75
  Second Quarter............................................     38.38       22.75
  Third Quarter.............................................     37.50       13.00
  Fourth Quarter............................................     19.13        7.69

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

     As of March 12, 1999, the Company had approximately 184 shareholders of record. The Company believes that the number of beneficial owners of the Common Stock is in excess of 300.

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED DECEMBER 31, 1998

     During the year ended December 31, 1998, the Company issued and sold the following securities without registration under the Securities Act:

          (1) In January 1998, the Company issued to CBS 735,802 shares of Common Stock and warrants to purchase 380,000 shares of Common Stock. The consideration for such shares and warrants consisted of licenses to CBS logos and content and CBS's agreement to provide the Company specified minimum amounts of advertising and promotion. In addition, upon exercise of warrants that were granted to CBS in March 1997 and December 1998, the Company issued to CBS 380,000 shares for aggregate cash consideration of $3,800,000 and 380,000 shares for aggregate cash consideration of $5,700,000, respectively.

          (2) In January 1998, in partial consideration of the Company's acquisition of all of the outstanding capital stock of GolfWeb, the Company issued to the stockholders of GolfWeb 844,490 shares of Common Stock.

          (3) In April 1998, the Company issued 14,116 shares of Common Stock to Comdisco, Inc. pursuant to a cashless exercise of a warrant pursuant to its terms.

          (4) In June 1998, in consideration of the Company's acquisition of all of the outstanding capital stock of IGO, the Company issued to the stockholders of IGO 46,924 shares of Common Stock.

          (5) In August 1998, in consideration of the right of the Company to host the official PGA Championship Web site, the Company issued 7,882 shares of Common Stock and warrants to purchase 45,320 shares of Common Stock to PGA Interactive LLC.

          (6) In August 1998, in consideration of the Company's acquisition of an Internet domain name and service mark, the Company issued 10,050 shares of Common Stock to Greg McLemore.

          (7) In October 1998, the Company issued to AOL 550,000 shares of Common Stock and granted to AOL warrants to purchase 900,000 shares of Common Stock. The consideration for such shares and warrants consisted of the rights and benefits granted to the Company under the AOL agreement.

          (8) During the year ended December 31, 1998, the Company issued warrants to purchase a total of 20,000 shares of Common Stock to Lisa L. Enterprises, Inc. (August 3, 1998, 17,000) and Management Plus Enterprises (August 3, 1998, 3,000) principally in exchange for advisory and consulting services.

          (9) During the year ended December 31, 1998, upon exercise of warrants, the Company issued a total of 222,073 shares of Common Stock for aggregate cash consideration of $1,447,179, including (i) 40,000 shares of Common Stock to ETW Corp. for cash consideration of $300,000; (ii) 10,000 shares of Common Stock to Arnold Palmer Enterprises, Inc. for cash consideration of $50,000; (iii) 9,250 shares of Common Stock to Wayne Gretzky for cash consideration of $46,250; (iv) 49,323 shares of Common Stock to International Management Group for cash consideration of $333,429;
     (v) 5,000 shares of Common Stock to Gabrielle Reece for cash consideration of $25,000; (vi) 5,000 shares of Common Stock to Lee Kolligian for cash consideration of $25,000; (vii) 10,000 shares of Common Stock to William Morris Agency for cash consideration of $100,000; (viii) 20,000 shares of Common Stock to James Walsh for cash consideration of $100,000; (ix) 8,500 shares of Common Stock to Pistol Pete, Inc. for cash consideration of $42,500; (x) 10,000 shares of Common Stock to Emerson Fittipaldi for cash consideration of $75,000; (xi) 40,000 shares of Common Stock to Michael P. Schulhof for cash consideration of $200,000; and (xii) 15,000 shares of Common Stock to John Daly for cash consideration of $150,000.

          (10) During the year ended December 31, 1998, the Company issued options to purchase a total of 1,980,157 shares of Common Stock to employees pursuant to the Company's stock option plans.

     No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") on the basis that they were issued under circumstances not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included herein. The selected consolidated balance sheet data set forth below as of December 31, 1997 and 1998, and the selected consolidated statement of operations data for the three years ended December 31, 1998 have been derived from the Company's audited consolidated financial statements.

                                                                                           FEBRUARY 23,
                                                                                               1994
                                                                                           (INCEPTION)
                                                 YEAR ENDED DECEMBER 31,(1)                  THROUGH
                                    ----------------------------------------------------   DECEMBER 31,
                                        1998          1997         1996         1995           1994
                                    ------------   ----------   ----------   -----------   ------------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...........................   $   30,551    $   12,014   $    3,058   $       100   $        --
Cost of revenue...................       17,231        10,431        4,233           818            --
                                     ----------    ----------   ----------   -----------   -----------
Gross margin (deficit)............       13,320         1,583       (1,175)         (718)           --
Operating expenses:
  Product development.............        1,313         2,541        1,445           721            58
  Sales and marketing.............       20,482        14,019        7,115         1,456            59
  General and administrative......       13,159         8,305        5,644         3,081           309
  Depreciation and amortization...       17,104        11,689          993           206            16
  Non-recurring charge for
     settlement of litigation.....        1,100            --           --            --            --
                                     ----------    ----------   ----------   -----------   -----------
     Total operating expenses.....       53,158        36,554       15,197         5,464           442
                                     ----------    ----------   ----------   -----------   -----------
Loss from operations..............      (39,838)      (34,971)     (16,372)       (6,182)         (442)
Interest expense..................         (118)         (146)        (161)          (51)           --
Interest and other income, net....        4,447           940          430           125            38
                                     ----------    ----------   ----------   -----------   -----------
Net loss..........................   $  (35,509)   $  (34,177)  $  (16,103)  $    (6,108)  $      (404)
                                     ==========    ==========   ==========   ===========   ===========
Net loss per share -- basic and
  diluted.........................   $    (1.94)   $    (3.08)  $    (2.31)  $     (1.59)  $     (0.19)
                                     ==========    ==========   ==========   ===========   ===========
Weighted average common and common
  equivalent shares
  outstanding -- basic and
  diluted.........................   18,305,927    11,107,534    6,971,369     3,835,977     2,071,869
                                     ==========    ==========   ==========   ===========   ===========

                                                               DECEMBER 31,
                                     -----------------------------------------------------------------
                                         1998          1997          1996         1995         1994
                                     ------------   -----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable securities.....  $    85,242    $    33,988   $   15,250   $    1,175   $    1,666
Working capital (deficit)..........       64,509         31,284       12,519       (1,349)       1,656
Total assets.......................      137,655         45,726       19,984        3,901        1,962
Long-term obligations, net of
  current maturities...............          207            458          685          770           --
Total shareholders' equity.........      118,963         36,985       15,426          405        1,910

---------------
(1) On January 29, 1998, the Company acquired all of the outstanding capital stock of GolfWeb in exchange for approximately 844,490 shares of Common Stock and the assumption of stock options and warrants to purchase up to approximately 53,300 shares of Common Stock. The selected consolidated financial data gives effect to the acquisition, which was accounted for under the "pooling-of-interests" accounting method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "-- RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," BELOW, AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION ALSO SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN "ITEM 6. SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" OF THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

     SportsLine USA is a leading Internet-based sports media company that provides branded, interactive information and programming as well as merchandise to sports enthusiasts worldwide.

     Prior to March 1996, substantially all of the Company's revenue was derived from membership subscriptions and fees for premium services. Although most of the content on the Company's Web sites is free, users of the Company's Web sites can purchase memberships and premium content and products. The Company first recognized advertising revenue in March 1996. Advertising revenue, e-commerce revenue and fees from memberships and premium services constituted approximately 58%, 12% and 16%, respectively, of the Company's total revenue in 1998 and 53%, 9% and 22%, respectively, of the Company's total revenue in 1997 and 66%, 5% and 29%, respectively, of the Company's total revenue in 1996. The Company also derives revenue from content licensing, primarily barter. In the fall of 1997, the Company launched a redesigned merchandise area, The Sports Store (thesportstore.com), in which it offers consumers a wide assortment of branded sports merchandise, licensed apparel, league, event and team merchandise and unique sports superstar collectibles and memorabilia. In November 1997, the Company entered into an agreement to syndicate certain of its radio programming. As of December 31, 1998, one of the Company's sports and talk radio shows was broadcast on traditional radio stations in approximately 50 markets in association with the SportsFan Radio Network. The Company also expects to syndicate its content in other media and to develop web sites for third parties. Through December 31, 1998, the Company's syndication and site development revenue has not been significant.

     Advertising revenue is recognized in the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions," or times that advertisements appear in page views downloaded by users. Revenue relating to monthly memberships is recognized in the month the service is provided. Revenue relating to annual memberships and seasonal sports contests is recognized ratably over the life of the membership agreement or contest period. Accordingly, amounts received for which services have not yet been provided are recorded as deferred revenue on the Company's balance sheets. Content licensing revenue is recognized over the period of the license agreement as the Company delivers its content. Merchandise revenue is recognized once the product has been shipped and payment is reasonably assured.

     On January 29, 1998, the Company acquired all of the outstanding capital stock of GolfWeb in exchange for approximately 844,490 shares of Common Stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of Common Stock. The acquisition was accounted for under the "pooling-of-interests" accounting method. Accordingly, the Company's consolidated financial statements include the accounts of GolfWeb. See Notes 2 and 5 of Notes to Consolidated Financial Statements.

     On June 29, 1998, the Company acquired International Golf Outlet, Inc. ("IGO"), a privately-held Internet retailer of fine golf equipment and accessories, for $2 million, consisting of $350,000 in cash and $1.65 million of Common Stock (46,924 shares). The Company also agreed to issue to the IGO shareholders additional Common Stock, valued at $1.5 million at the time of the acquisition (42,658 shares), if IGO meets certain annual revenue and earnings targets over the three-year period following the acquisition.

RECENT DEVELOPMENTS

     In February 1999, the Company amended its agreement with CBS to extend the term of the agreement for five years, through 2006. Commencing with calendar year 1999, CBS will provide advertising and promotion in accordance with a fixed promotion schedule. The Company accelerated the issuance to CBS of 1,052,937 shares of Common Stock and warrants to purchase 760,000 shares of Common Stock, which originally were to be issued in 2000 and 2001. The Company also issued to CBS new warrants to purchase 1,200,000 shares of Common Stock, which vest on various dates through January 2001, and agreed to issue to CBS on specified issue dates for each of the sixth through tenth contract years Common Stock having a fair market value of $20 million on each such issue date. In addition, a revenue sharing provision which required the Company to pay CBS a percentage of certain advertising revenues was replaced with a new revenue sharing formula based on specified percentages of the Company's "Net Revenue" (as defined in the agreement).

RESULTS OF OPERATIONS

  Revenue

     Total revenue for the year ended December 31, 1998 was $30,551,000 compared to $12,014,000 for the year ended December 31, 1997 and $3,058,000 for the year ended December 31, 1996. The increase in revenue in each period was primarily due to increased advertising sales, as well as increased revenue from the sale of merchandise, memberships and premium service fees, and content licensing. Advertising revenue for the years ended December 31, 1998, 1997 and 1996 accounted for approximately 58%, 53% and 66%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. During 1998, the number of impressions available on the Company's Web sites increased as more content was produced. Membership and premium services revenue increased $2,331,000 in 1998 compared to 1997. Basic membership revenue increased as a result of additional member signups and retention. Basic membership fees remained the same during 1998, 1997 and 1996. Premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as increased number of premium products, including the Company's vegasinsider.com Web site, which was launched in March 1997. The Company had approximately 58,100 paying members as of December 31, 1998. E-commerce revenue increased to $3,601,000 for the year ended December 31, 1998 compared to $1,049,000 and $151,000 for the years ended December 31, 1997 and 1996, respectively. During the fourth quarter of 1997, the Company launched The Sports Store (thesportstore.com), which offers a variety of branded sports merchandise, books, videos and unique collectible memorabilia. Both advertising and E-commerce revenue increased during 1998 in part due to special events in 1998, such as the Winter Olympics and World Cup Soccer. In addition, during June 1998, the Company acquired IGO, an Internet retailer of fine golf equipment and accessories (igogolf.com). See "Item 1. Business -- Merchandise." Content licensing and other revenue increased $2,284,000 during 1998 compared to 1997 primarily due to an agreement entered into in July 1997 and extended in October 1998 between the Company and AOL. As of December 31, 1998, the Company had deferred revenue of $2,067,000 relating to cash or receivables for which services had not yet been provided.

     Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 19%, 19% and 16% of total revenue for the years ended December 31, 1998, 1997 and 1996, respectively. Barter revenue increased in 1998 and 1997 primarily due to revenue related to the AOL agreement. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

  Cost of Revenue

     Cost of revenue consists primarily of content fees to third parties and payroll and related expenses for the Company's editorial and operations staff who are responsible for creating content on the Company's Web sites and radio programs. Telecommunications, Internet access and computer related expenses for the support and delivery of the Company's services are also included in cost of revenue. Cost of revenue also includes the cost of merchandise sold as well as prizes awarded to contestants in the Company's various contests. Also included in cost of revenue are royalty and other payments paid to certain content providers, technology and marketing partners and celebrity athletes based on membership levels or percentage of revenue generated subject, in certain instances, to specified minimum amounts.

     Cost of revenue for the year ended December 31, 1998 was $17,231,000 compared to $10,431,000 and $4,233,000 for the years ended December 31, 1997 and 1996, respectively. The increase in cost of revenue for each period was primarily the result of increased revenue sharing, content fees and athlete/personality fees incurred, as well as increases in editorial and operations staff necessary for the production of sports-related information and programming on the Company's Web sites. In addition, telecommunications cost has increased for each period as the Company increased its capacity to provide support and delivery of its services to the increased traffic on its Web sites. The Company anticipates that cost of revenue will continue to grow as it increases staffing to expand its services, increases its merchandising efforts and incurs higher content and royalty fees, and as the Company requires more bandwidth from its ISPs. As a percentage of revenue, cost of revenue decreased to 56% for the year ended December 31, 1998 from 87% and 138%, for the years ended December 31, 1997 and 1996, respectively.

  Operating Expenses

     Product Development. Product development expense consists primarily of consulting and employee compensation and related expenses required to support the development of existing and new service offerings and proprietary content. These costs are expensed as incurred.

     Product development expense was $1,313,000 for the year ended December 31, 1998 compared to $2,541,000 and $1,444,000 for the years ended December 31, 1997 and 1996, respectively. The decrease in product development expense in 1998 from 1997 is primarily the result of the reduction of product development personnel and consultants at GolfWeb. During 1998, GolfWeb product development and personnel were consolidated with the Company's existing staff, redundancies were eliminated. The increase in product development expense in 1997 from 1996 was primarily attributable to increases in technical personnel and associated costs relating to developing the features and functionality of the Company's Web sites. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest significant resources in product development. As a percentage of revenue, product development expense decreased to 4% for the year ended December 31, 1998 from 21% and 47%, for the years ended December 31, 1997 and 1996, respectively.

     Sales and Marketing. Sales and marketing expense consists of salaries and related expenses, advertising, marketing, promotional, business development and public relations expenses and member acquisition costs. Member acquisition costs consist primarily of the direct costs of member solicitation, including advertising on other Web sites and the cost of obtaining qualified prospects from direct marketing programs and from third parties. The Company expenses member acquisition costs as incurred.

     Sales and marketing expense was $20,482,000 for the year ended December 31, 1998 compared to $14,019,000 and $7,115,000 for the years ended December 31, 1997 and 1996, respectively. The increase in sales and marketing expense in each period was primarily the result of the growth in the number of personnel and related costs and increased advertising on other Web sites. Barter transactions accounted for approximately 27%, 16% and 7% of sales and marketing expense for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in the proportionate amount of barter expense was due to the use of barter for content licensing during 1998 and 1997. As a percentage of revenue, sales and marketing expense decreased to 67% for the year ended December 31, 1998 from 117% and 233% for the years ended December 31, 1997 and 1996, respectively.

     General and Administrative. General and administrative expense consists of salary and related costs for executive, finance and accounting, technical and customer support, human resources and administrative functions as well as professional service fees. General and administrative expense for the year ended December 31, 1998 was $13,159,000 compared to $8,305,000 and $5,644,000 for the years ended Decem-
ber 31, 1997 and 1996, respectively. The increase in general and administrative expense in each period was primarily attributable to salary and related expenses for additional personnel and an increase in professional fees. The Company increased general and administrative expense in each year to develop and maintain the administrative infrastructure necessary to support the growth of its business. As a percentage of revenue, general and administrative expense decreased to 43% for the year ended December 31, 1998 from 69% and 185%, for the years ended December 31, 1997 and 1996, respectively.

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment, amortization of costs associated with consulting agreements and, beginning in March 1997, the amortization of deferred advertising and content costs relating to the CBS agreement. Depreciation and amortization expense for the year ended December 31, 1998 was $17,104,000 compared to $11,689,000 and $993,000 for the years ended
December 31, 1997 and 1996, respectively. The increase in depreciation and amortization expense from 1996 to 1997 and from 1997 to 1998 was primarily due to the amortization of amounts related to the Company's agreements with CBS and AOL and to a lesser extent additional property and equipment. The Company expects depreciation and amortization expense to continue increasing as amounts related to the CBS agreement are amortized as well as the AOL agreement.

     Under the Company's agreement with CBS, the Company will issue shares of Common Stock and warrants to purchase Common Stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content will be recorded annually in the balance sheet as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. See Note 5 of Notes to Consolidated Financial Statements. Total expense under the CBS agreement was $12,002,000 for the year ended December 31, 1998 and $7,835,000 for the year ended December 31, 1997, and will be $14,096,000 in 1999, $17,286,000 in 2000 and $17,286,000 in 2001 and $22,286,000 annually from 2002 to 2006.

     Under the Company's new agreement with AOL which was effective upon expiration of the prior agreement in October 1998, the Company has issued shares of Common Stock and warrants to purchase Common Stock and made a cash payment in consideration of AOL's advertising and promotional efforts. The value of the advertising has been recorded in the balance sheet as deferred advertising costs and amortized to depreciation and amortization expense over each related contract year. See Note 5 of Notes to Consolidated Financial Statements. Total expense under the new AOL agreement was $1,992,000 for the year ended December 31, 1998 and will be $7,966,000 in 1999, $7,966,000 in 2000 and $5,974,000 in
2001.

     Interest Expense. Interest expense consists primarily of interest paid on the Company's existing equipment line of credit, on capital lease obligations and on short-term loans that have been repaid. Interest expense was $118,000 for the year ended December 31, 1998 compared to $146,000 and $161,000 for the years ended December 31, 1997 and 1996, respectively. The decrease in interest expense from 1997 to 1998 was due to the payment in full of two equipment lines in February 1998 and one of the Company's capital leases for computer equipment in June 1998. The decrease in interest expense from 1996 to 1997 was primarily due to the repayment of a $973,000 term loan during 1996.

     Interest and Other Income, Net. Interest and other income, net primarily represents interest earned on cash and cash equivalents and marketable securities. Interest and other income, net for the year ended December 31, 1998 was $4,447,000 compared to $940,000 and $430,000 for the years ended December 31, 1997 and 1996, respectively. The increase from year to year was primarily attributable to the investment of the proceeds from the IPO and the Company's April 1998 secondary public offering in cash and cash equivalents and, in 1997 and 1998, marketable securities. The Company anticipates that interest income may decrease in future periods as the Company utilizes its cash and cash equivalents and marketable securities for working capital and other purposes.

     Income Taxes. No provision for Federal and state income taxes has been recorded as the Company incurred net operating losses for each period presented. As of December 31, 1998, the Company had approximately $88,000,000 of net operating loss carryforwards for Federal income tax purposes, expiring beginning in 2009, available to offset future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting the Company's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full 100% valuation allowance has been recorded to reduce the deferred income tax assets to zero. See Note 7 of Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     In November 1997, the Company sold 3,500,000 shares of Common Stock in an initial public offering (the "IPO"). Of the 3,500,000 shares sold in the IPO, 2,693,549 shares were sold to the public at a price of $8.00 per share and 672,043 shares and 134,408 shares were sold to Intel Corporation and Mitsubishi Corporation, respectively, at a price of $7.44 per share. In December 1997, the underwriters exercised their over-allotment option to purchase an additional 525,000 shares of Common Stock. The total net proceeds to the Company from the IPO were approximately $30,000,000.

     In May and October 1997, GolfWeb issued Series C convertible preferred stock which raised net proceeds of approximately $7,900,000. Upon the acquisition of GolfWeb, the Series C convertible preferred stock converted into 373,494 shares of the Company's common stock.

     In April 1998, the Company sold 2,288,430 shares of Common Stock in a secondary public offering at a price to public of $37.625 per share. The total net proceeds to the Company from this offering were approximately $80,841,000.

     As of December 31, 1998, the Company's primary source of liquidity consisted of $31,684,000 in cash and cash equivalents. Prior to the IPO and the secondary public offering, the Company financed its operations primarily through private placements of common stock and convertible preferred stock. In January 1998, CBS exercised warrants to purchase 380,000 shares of Common Stock, resulting in the net proceeds of $3,800,000. In December 1998, CBS exercised warrants to purchase 380,000 shares of Common Stock resulting in net proceeds of $5,700,000. As of December 31, 1998, the Company has $27,391,000 in current marketable securities and $26,167,000 in noncurrent marketable securities which will be held to maturity.

     As of December 31, 1997, the Company owed $281,000 under its equipment line of credit which was paid in full in February 1998. At December 31, 1997 the Company owed $231,000 for a capital lease obligation which was paid off in December 1998.

     The Company has obtained revolving credit facilities that provide for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of December 31, 1998, the Company owed $472,000 under these facilities.

     As of December 31, 1998, deferred advertising and content costs totaled $5,413,000, which represented costs related to the CBS and AOL agreements to be amortized to depreciation and amortization expense during the year ended December 31, 1999. Accrued liabilities totaled $5,334,000 as of December 31, 1998, an increase of $2,076,000 from December 31, 1997, primarily due to increases in accruals for cost of merchandise sold, revenue sharing and professional fees.

     Net cash used in operating activities was $25,295,000, $22,048,000 and $13,984,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The principal uses of cash for all periods were to fund the Company's net losses from operations, partially offset by increases in deferred revenue, accounts payable and depreciation and amortization and other noncash charges.

     Net cash used in investing activities was $69,185,000, $3,937,000 and $1,556,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The principal uses in 1998 were for purchases of current and noncurrent marketable securities and for purchases of property and equipment. In 1997 and 1996 the principle use was for the purchase of property and equipment.

     Net cash provided by financing activities was $93,682,000, $43,217,000, and $29,615,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Financing activities consisted principally of the issuance of equity securities, including shares of Common Stock sold in the IPO and the secondary public offering as well as private placements in 1996.

     The Company has entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase Common Stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 1998, the minimum guaranteed payments required to be made by the Company under such agreements were $8,249,000. The Company's minimum guaranteed payments are subject to reduction in the case of certain agreements based upon the appreciation of warrants issued, the value of stock received on exercise of such warrants and the amount of profit sharing earned under the related agreements.

     Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $5.2 million of property and equipment during 1999, primarily computer equipment and furniture and fixtures. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

     The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. However, the Company expects to continue to incur significant operating losses for at least the next 24 to 36 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities will result in additional dilution to the Company's shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

     The costs incurred by the Company during 1998 to address the Year 2000 compliance were approximately $143,750. The Company estimates it will incur a maximum of $500,000 in direct costs during 1999 to support its compliance initiatives. Although the Company expects to be Year 2000 compliant on or before December 31, 1999, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems or by failures of its vendors/partners to address their year 2000 issues in a timely and effective manner.

     Should miscalculations or other operational errors occur as a result of the Year 2000 issue, the Company or the parties on which it depends may be unable to produce reliable information or to process routine transactions. Furthermore, in the worst case, the Company or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities which include, but are not limited to, the production and delivery of the Company's Internet sites, invoicing customers and paying vendors, which could have material adverse effect on the Company's business, prospects, financial condition and operating results.

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

     In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued which was adopted by the Company as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Comprehensive loss equals the net loss for all periods presented.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. Currently, the Company analyzes its revenue streams by type as disclosed in Note 2 of the consolidated financial statements and analyzes and controls expenses by area or department as presented on the statements of operations and does not believe it has any separately reportable business segments.

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

                RISK FACTORS RELATED TO THE COMPANY'S OPERATIONS

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

     Since its inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its service offerings, to acquire and develop content, to build traffic on its Web sites, to acquire members, to establish marketing relationships and to build an administrative organization. The Company intends to continue these efforts and, in addition, to increase its spending for content development and acquisition and for marketing. The Company has entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase Common Stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 1998, the minimum guaranteed payments required to be made by the Company under such agreements were $8,249,000. The Company's minimum guaranteed payments are subject to reduction in the case of certain agreements based upon the appreciation of warrants issued, the value of stock received on exercise of such warrants and the amount of profit sharing earned under the related agreements. Also, the Company recorded non-cash expense of $12,000,000 for the year ended December 31, 1998 related to the CBS agreement and will record an additional $160,098,000 of non-cash expense related to the CBS agreement over the remaining eight-year term of that agreement. Additionally, non-cash expense under the Company's agreement with AOL will total $21,906,000 over the remaining term of such agreement. As a consequence of the foregoing, the Company has incurred operating losses in each of its fiscal quarters and years since inception and expects to continue to incur significant operating losses for at least the next 24 to 36 months. As of December 31, 1998, the Company had an accumulated deficit of $92,301,032.

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

DEPENDENCE ON CBS RELATIONSHIP

     In March 1997, the Company entered into a five-year agreement with CBS, pursuant to which the Company's flagship Web site was renamed "cbs.sportsline.com." The CBS agreement was amended in February 1999 to extend its term through 2006. Over the term of the agreement, the Company has the right to use certain CBS logos and television-related sports content in exchange for, among other things, extensive network television advertising and on-air promotions. Such network television advertising and on-air promotions, as well as the association of the Company's brand with CBS, are important elements of the Company's strategy to increase awareness of the SportsLine brand and build traffic on its Web sites. The CBS agreement provides that the Company shall (i) maintain and operate the Company's flagship Web site, cbs.sportsline.com, in accordance with guidelines and restrictions developed from time to time by the Company and CBS (which would prohibit, among other things, the Company from providing on cbs.sportsline.com gambling information or content that is sexually explicit, contains profanity, is slanderous or libelous or that denigrates a particular group based on gender, race, creed, religion, sexual preference or disability) and (ii) cease using any content on cbs.sportsline.com which CBS determines conflicts, interferes with or is detrimental to CBS's reputation or business or which becomes subject to any third party restriction or claim which would prohibit, limit or restrict the use of such content on the Internet. Under the agreement, CBS has the right to receive specified percentages of the Company's "Net Revenues" (as defined in the agreement). CBS has the right to terminate the agreement upon the acquisition by a CBS competitor of 40% or more of the voting power of the Company's outstanding equity securities or in certain other circumstances, including if the Company breaches a material term or condition of the agreement or becomes insolvent or subject to bankruptcy or similar proceedings. There can be no assurance that CBS will perform its obligations under the agreement, or that the agreement will significantly increase consumer awareness of the Company's brand or build traffic on its Web sites. Any failure of CBS to perform its material obligations under the agreement, or the termination of the agreement prior to the end of the term in accordance with its terms, would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON STRATEGIC RELATIONSHIPS

     In addition to its relationship with CBS, the Company has entered into other strategic relationships with sports superstars, personalities, organizations and affinity groups, commercial online services (such as AOL), third party Web sites and developers of browsers and other Internet-based products to increase awareness of its brand among consumers, to create revenue opportunities and to obtain content for its Web sites. There can be no assurance that any party to a strategic agreement with the Company will perform its obligations as agreed or that any such agreement would be specifically enforceable by the Company. Many of the Company's strategic agreements are short-term in nature. In addition, certain of the Company's agreements with its strategic partners may be terminated by either party on short notice. The failure to maintain or renew its existing strategic relationships, to establish additional strategic relationships or to fully capitalize on any such relationship could have a material adverse effect on the Company's business, results of operations and financial condition.

INTENSE COMPETITION

     The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for consumers' attention and spending has proliferated with no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company competes, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies: (i) online services or Web sites targeted to sports enthusiasts generally (such as ESPN.com, CNN and Sports Illustrated's CNN/SI and Fox Sports) or to enthusiasts of particular sports (such as Web sites maintained by Major League Baseball, the NFL, the NBA and the NHL); (ii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites; (iii) general purpose consumer online services such as AOL and Microsoft Network, each of which provides access to sports-related content and services; (iv) vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and (v) Web search and retrieval services, such as AltaVista, Excite, InfoSeek, Lycos and Yahoo!, and other high-traffic Web sites, such as those operated by CYNET and Netscape. The Company anticipates that the number of its direct and indirect competitors will increase in the future. Management believes that the Company's most significant competitors are ESPN.com, CNN/SI and Fox Sports, Web sites that offer a variety of sports content.

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

     Fees payable to content providers constitute a significant portion of the Company's cost of revenue. There can be no assurance that the Company's content providers will enter into or renew agreements with the Company on the same or similar terms as those currently in effect. If the Company is required to increase the fees payable to its content providers, such increased payments could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the Company may in the future be subject to third party claims, for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied by its content providers, and any such claims may have a material adverse effect on the Company's business, results of operations and financial condition. See
"-- Intellectual Property; Risk of Third Party Claims for Infringement" and
"-- Liability for Information Retrieved from the Internet."

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS AND INVESTMENTS

     The Company pursues opportunities to acquire or invest in businesses, products and technologies that would complement or expand its existing business. A decision by the Company to pursue a significant business expansion, acquisition or new business opportunity may require a substantial investment of capital, which could have a material adverse effect on the Company's financial condition and its ability to implement its existing business strategy, and may involve the issuance of equity interest in the Company or its subsidiaries, which would be dilutive to holders of Common Stock. Such an investment could also result in operating losses for the Company. There can be no assurance that any significant business expansion, acquisition or new business strategy would ever be profitable, and a failure by the Company to recover its investment required could have a material adverse effect in the Company's business, prospects, financial condition and operating results. Acquisitions and investments also involve a number of other risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of acquired companies. In addition, any such acquisition or investment that is not favorably received by consumers or other persons (such as advertisers) with whom the Company does business could damage the Company's reputation or the SportsLine brand. There can be no assurance that any businesses acquired by the Company will be successfully integrated or that the Company will be able to consummate future acquisitions on satisfactory terms.

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

     There can be no assurance that third parties will not bring copyright or trademark infringement claims against the Company, or claim that the Company's use of certain technologies violates a patent. If it is determined that the Company has infringed upon a third party's proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to the Company, if at all. The inability to obtain any required license on satisfactory terms could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If competitors of the Company prepare and file applications in the United States that claim trademarks used or registered by the Company, the Company may oppose those applications and have to participate in proceedings before the United States Patent and Trademark Office ("USPTO") to determine priority of rights to the trademark, which could result in substantial costs to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could require the Company to license disputed rights from third parties or to cease using such trademark. Any such litigation would be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, results of operations and financial condition. Adverse determinations in such litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, and prevent the Company from selling its services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, inasmuch as the Company licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations.

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

MANAGEMENT OF GROWTH

     The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. The Company expanded from five employees at January 1, 1995 to 303 employees at December 31, 1998, and the Company expects to add additional personnel in the near future. Such growth has placed, and any future growth may continue to place, substantial strain on the Company's management, operational and financial resources and systems. To manage its growth, the Company must implement, improve and effectively utilize its operational, management, marketing and financial systems and train and manage its employees. In addition, it may become necessary for the Company to increase the capacity of its software, hardware and telecommunications systems on short notice. There can be no assurance that the Company will be able to effectively manage the expansion of its operations or that the Company's systems or procedures or controls will be adequate to support the Company's operations. Any failure of management to effectively manage the Company's growth would have a material adverse effect on the Company's business, results of operations and financial condition.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends, in significant part, upon the continued service of its senior management and other key personnel. The Company maintains $2 million of key man life insurance covering Michael Levy, the Company's President and Chief Executive Officer, and in June 1998 entered into an employment agreement with Mr. Levy that continues in effect through December 31, 2003. However, the loss of the services of Mr. Levy or one or more of the Company's other executive officers or key employees could have a material adverse effect on the Company, and there can be no assurance that the Company will be able to retain its key personnel.

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

                     RISKS RELATED TO THE INTERNET INDUSTRY

EMERGING MARKET FOR THE COMPANY'S SERVICES

     The Company operates in a market that is at a very early stage of development, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed competing products and services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for the Company's Web sites is new and evolving, it is difficult to predict, with any assurance, the size of this market and its growth rate, if any. In addition, it is not known whether individuals will utilize the Internet to any significant degree as a means of purchasing goods and services. The adoption of the Internet for commerce, particularly by those individuals and companies that historically have relied upon traditional means of commerce, will require a broad acceptance of new methods of conducting business and exchanging information. There can be no assurance that the market for the Company's Web sites will develop or that demand for the Company's service will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Web sites do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

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

                  RISKS RELATED TO THE COMPANY'S COMMON STOCK

POSSIBLE VOLATILITY OF STOCK PRICE

     The trading price of the Common Stock has fluctuated significantly and could be subject to future fluctuations in response to quarterly variations in the Company's results of operations, announcements of technological innovations or new services or products by the Company or its competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of companies within certain industry groups such as technology companies and Internet-related companies in particular, and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the trading price of the Common Stock. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters" of this Annual Report on Form 10-K.

ANTI-TAKEOVER EFFECTS OF CERTAIN PROVISIONS OF DELAWARE LAW AND THE COMPANY'S CHARTER AND BYLAWS

     The Company is organized under the laws of the State of Delaware. Certain provisions of Delaware law may have the effect of delaying, deferring or preventing a change in control of the Company. In addition, certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Amended and Restated Bylaws (the "Bylaws") may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a shareholder might consider in its best interest. The Certificate authorizes the Board to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by the Company's shareholders. Thus, the Board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of the Company's Common Stock. In addition, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company, since the terms of the preferred stock that might be issued could potentially prohibit the Company's consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of the Common Stock. Other provisions of the Certificate and Bylaws (i) divide the Company's Board of Directors into three classes, each of which will serve for different three-year periods, (ii) provide that the shareholders may not take action by written consent, but only at duly called annual or special meetings of shareholders, (iii) provide that special meetings of the shareholders may be called only by the Chairman of the Board of Directors or a majority of the entire Board of Directors and (iv) establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at annual shareholders' meetings.

SHARES ELIGIBLE FOR FUTURE SALE

     A substantial number of shares of Common Stock currently outstanding, or issuable upon exercise of outstanding stock options and warrants, are or will become eligible for future sale in the public market at prescribed times pursuant to applicable regulations or registration rights held by certain security holders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales will occur, could have a material adverse effect on the market price of the Company's Common Stock. In connection with entering into strategic relationships, particularly with athletes, the Company has issued and may continue to issue warrants to purchase significant amounts of Common Stock. The issuance of significant amounts of warrants in the future, particularly warrants with exercise prices below the fair market value of the Common Stock at the time of issuance, could have a material adverse effect on the Company's results of operations or financial condition, or on the market price for the Company's Common Stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

     Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   41
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   42
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................   43
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......   44
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   45
Notes to Consolidated Financial Statements..................   46

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To SportsLine USA, Inc.:

     We have audited the accompanying consolidated balance sheets of SportsLine USA, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SportsLine USA, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Fort Lauderdale, Florida,
  January 25, 1999 (except with respect to the matter discussed in the eighth paragraph of Note 5, as to which the date is February 10, 1999).

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 31,683,869    $ 32,482,039
  Marketable securities.....................................    27,390,989       1,505,909
  Deferred advertising and content costs....................     5,412,639         517,084
  Accounts receivable.......................................     5,051,306       2,214,150
  Prepaid expenses and other current assets.................     5,180,860       2,847,561
                                                              ------------    ------------
     Total current assets...................................    74,719,663      39,566,743

PROPERTY AND EQUIPMENT, net.................................     5,366,818       4,169,688
NONCURRENT MARKETABLE SECURITIES............................    26,167,086              --
RESTRICTED CASH EQUIVALENTS.................................    13,037,907         138,601
NONCURRENT DEFERRED ADVERTISING.............................    13,416,667              --
OTHER ASSETS................................................     4,946,414       1,850,605
                                                              ------------    ------------
                                                              $137,654,555    $ 45,725,637
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  2,544,988    $  2,001,900
  Accrued liabilities.......................................     5,334,011       3,257,708
  Current portion of capital lease obligations..............       264,815         501,193
  Current portion of long-term borrowings...................            --         682,159
  Deferred revenue..........................................     2,066,982       1,839,962
                                                              ------------    ------------
     Total current liabilities..............................    10,210,796       8,282,922

CAPITAL LEASE OBLIGATIONS, net of current portion...........       207,465         457,700
ACCRUED AOL OBLIGATION......................................     8,273,775              --
                                                              ------------    ------------
     Total liabilities......................................    18,692,036       8,740,622
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 1,000,000 shares
     authorized, none issued and outstanding as of December
     31, 1998 and 1997, respectively........................            --              --
  Common stock, $0.01 par value, 50,000,000 shares
     authorized, 20,300,785 and 15,019,220 issued and
     outstanding as of December 31, 1998 and 1997,
     respectively...........................................       203,008         150,192
  Additional paid-in capital................................   211,060,543      93,627,062
  Accumulated deficit.......................................   (92,301,032)    (56,792,239)
                                                              ------------    ------------
     Total shareholders' equity.............................   118,962,519      36,985,015
                                                              ------------    ------------
                                                              $137,654,555    $ 45,725,637
                                                              ============    ============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
REVENUE..........................................  $ 30,550,746    $ 12,013,702    $  3,058,416
COST OF REVENUE..................................    17,231,152      10,430,592       4,232,862
                                                   ------------    ------------    ------------
GROSS MARGIN (DEFICIT)...........................    13,319,594       1,583,110      (1,174,446)
                                                   ------------    ------------    ------------
OPERATING EXPENSES:
  Product development............................     1,313,116       2,540,734       1,444,476
  Sales and marketing............................    20,481,438      14,018,860       7,115,206
  General and administrative.....................    13,159,129       8,305,517       5,644,036
  Depreciation and amortization..................    17,103,992      11,688,795         993,380
  Non-recurring charge for settlement of
     litigation..................................     1,100,000              --              --
                                                   ------------    ------------    ------------
     Total operating expenses....................    53,157,675      36,553,906      15,197,098
                                                   ------------    ------------    ------------
LOSS FROM OPERATIONS.............................   (39,838,081)    (34,970,796)    (16,371,544)
INTEREST EXPENSE.................................      (117,615)       (146,283)       (161,270)
INTEREST AND OTHER INCOME, net...................     4,446,903         939,731         430,160
                                                   ------------    ------------    ------------
NET LOSS.........................................  $(35,508,793)   $(34,177,348)   $(16,102,654)
                                                   ============    ============    ============
NET LOSS PER SHARE -- BASIC AND DILUTED..........  $      (1.94)   $      (3.08)   $      (2.31)
                                                   ============    ============    ============
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING -- BASIC AND DILUTED........    18,305,927      11,107,534       6,971,369
                                                   ============    ============    ============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        SERIES A, B AND C
                                      CONVERTIBLE PREFERRED
                                              STOCK                COMMON STOCK         ADDITIONAL
                                     -----------------------   ---------------------     PAID-IN      ACCUMULATED
                                       SHARES       AMOUNT       SHARES      AMOUNT      CAPITAL        DEFICIT         TOTAL
                                     -----------   ---------   ----------   --------   ------------   ------------   ------------
Balance, December 31, 1995.........    3,000,000   $  30,000    2,762,213   $ 27,622   $  6,859,608   $ (6,512,237)  $    404,993
Net proceeds from issuance of
  Series B convertible preferred
  stock............................    6,162,776      61,628           --         --     11,031,369             --     11,092,997
Net proceeds from issuance of
  Series C convertible preferred
  stock............................    5,333,333      53,333           --         --     15,873,367             --     15,926,700
Net proceeds from issuance of
  common stock.....................           --          --      249,920      2,499      3,519,101             --      3,521,600
Proceeds from exercise of common
  stock options....................           --          --        2,155         22          2,750             --          2,772
Non-cash issuance of common stock
  warrants pursuant to consulting
  agreements.......................           --          --           --         --        579,963             --        579,963
Net loss...........................           --          --           --         --             --    (16,102,654)   (16,102,654)
                                     -----------   ---------   ----------   --------   ------------   ------------   ------------
Balance, December 31, 1996.........   14,496,109     144,961    3,014,288     30,143     37,866,158    (22,614,891)    15,426,371
Net proceeds from issuance of
  common stock.....................           --          --    4,398,494     43,985     35,521,195             --     35,565,180
Proceeds from exercise of common
  stock options....................           --          --       42,521        425         33,771             --         34,196
Proceeds from exercise of common
  stock warrants...................           --          --      960,000      9,600      7,910,400             --      7,920,000
Conversion of preferred stock into
  common stock.....................  (14,496,109)   (144,961)   5,798,434     57,984         86,977             --             --
Non-cash issuance of common stock
  and common stock warrants
  pursuant to CBS agreement........           --          --      752,273      7,523      8,293,598             --      8,301,121
Non-cash issuance of common stock
  and common stock warrants
  pursuant to consulting and
  advertising agreements...........           --          --       53,210        532      3,914,963             --      3,915,495
Net loss...........................           --          --           --         --             --    (34,177,348)   (34,177,348)
                                     -----------   ---------   ----------   --------   ------------   ------------   ------------
Balance, December 31, 1997.........           --          --   15,019,220    150,192     93,627,062    (56,792,239)    36,985,015
Net proceeds from issuance of
  common stock.....................           --          --    2,288,430     22,884     80,817,801             --     80,840,685
Proceeds from exercise of common
  stock options....................           --          --      317,203      3,172        881,246             --        884,418
Proceeds from exercise of common
  stock warrants...................           --          --      236,189      2,362      1,444,957             --      1,447,319
Proceeds from issuance of common
  stock pursuant to employee stock
  purchase plan....................           --          --      329,085      3,291      2,279,046             --      2,282,337
Non-cash issuance of common stock
  pursuant to purchase of
  International Golf Outlet........           --          --       46,924        469      1,668,272             --      1,668,741
Non-cash issuance of common stock
  and common stock warrants
  pursuant to AOL agreement........           --          --      550,000      5,500      7,617,422             --      7,622,922
Proceeds from exercise of CBS
  warrants.........................           --          --      760,000      7,600      9,492,400             --      9,500,000
Non-cash issuance of common stock
  and common stock warrants
  pursuant to CBS agreement........           --          --      735,802      7,358     11,890,096             --     11,897,454
Non-cash issuance of common stock
  and common stock warrants
  pursuant to consulting agreements
  and purchase of service mark.....           --          --       17,932        180      1,342,241             --      1,342,421
Net loss...........................           --          --           --         --             --    (35,508,793)   (35,508,793)
                                     -----------   ---------   ----------   --------   ------------   ------------   ------------
Balance, December 31, 1998.........           --   $      --   20,300,785   $203,008   $211,060,543   $(92,301,032)  $118,962,519
                                     ===========   =========   ==========   ========   ============   ============   ============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                            1998            1997            1996
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................  $(35,508,793)   $(34,177,348)   $(16,102,654)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization.....................    17,103,992      11,688,795         993,380
    Provision for doubtful accounts...................       166,465          72,513          27,045
    Loss on disposal of assets........................        82,676              --              --
    Changes in operating assets and liabilities:
       Accounts receivable............................    (3,056,883)     (1,614,320)       (661,452)
       Prepaid expenses and other assets..............    (6,928,591)     (1,832,323)       (105,535)
       Accounts payable...............................       543,088       1,172,775         137,216
       Accrued liabilities............................     2,076,303       1,632,297       1,160,834
       Deferred revenue...............................       227,020       1,009,484         567,166
                                                        ------------    ------------    ------------
    Net cash used in operating activities.............   (25,294,723)    (22,048,127)    (13,984,000)
                                                        ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities, net.............   (52,052,166)     (1,505,909)             --
  Purchases of property and equipment, net............    (3,780,991)     (2,430,849)     (1,995,550)
  Acquisition of International Golf Outlet............      (352,661)             --              --
  Purchase of service mark............................      (100,000)             --              --
  Net (increase) decrease in restricted cash
    equivalents.......................................   (12,899,306)             --         439,466
                                                        ------------    ------------    ------------
    Net cash used in investing activities.............   (69,185,124)     (3,936,758)     (1,556,084)
                                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and
    exercise of common stock warrants and options.....    94,954,759      43,519,376       3,524,372
  Net proceeds from issuance of convertible preferred
    stock.............................................            --              --      27,019,697
  Repayment of term loan..............................            --              --        (973,000)
  Proceeds from long-term borrowings..................            --         353,326         424,154
  Repayment of long-term borrowings...................      (682,159)       (384,486)       (112,262)
  Repayment of capital lease obligations..............      (590,923)       (270,837)       (267,977)
                                                        ------------    ------------    ------------
    Net cash provided by financing activities.........    93,681,677      43,217,379      29,614,984
                                                        ------------    ------------    ------------
    Net increase (decrease) in cash and cash
       equivalents....................................      (798,170)     17,232,494      14,074,900
CASH AND CASH EQUIVALENTS, beginning of year..........    32,482,039      15,249,545       1,174,645
                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year................  $ 31,683,869    $ 32,482,039    $ 15,249,545
                                                        ============    ============    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Non-cash issuance of common stock and common stock
    warrants pursuant to CBS agreement................  $ 11,897,454    $  8,301,121    $         --
                                                        ============    ============    ============
  Non-cash issuance of common stock and common stock
    warrants pursuant to AOL agreement................  $  7,622,922    $         --    $         --
                                                        ============    ============    ============
  Non-cash issuance of common stock and common stock
    warrants pursuant to consulting agreements and
    purchase of service mark..........................  $  1,342,421    $  3,915,495    $    579,963
                                                        ============    ============    ============
  Non-cash issuance of common stock pursuant to
    purchase of International Golf Outlet.............  $  1,650,000    $         --    $         --
                                                        ============    ============    ============
  Equipment acquired under capital leases.............  $    104,310    $    670,178    $    126,125
                                                        ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..............................  $    108,736    $    175,507    $    145,988
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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The accompanying audited consolidated financial statements include the accounts of SportsLine USA, Inc. and its subsidiaries (the "Company"). The consolidated financial statements include the financial position and results of operations of GolfWeb, which the Company acquired in January 1998 (the "GolfWeb Merger"). GolfWeb is an Internet company that provides golf-related content, interactive entertainment, membership services and merchandise through its golfweb.com site, and its international Web sites targeted to golf enthusiasts in Europe and Asia. The Company accounted for this transaction using the pooling-of-interests method of accounting, therefore, the accompanying 1997 consolidated financial statements have been restated to include the accounts of GolfWeb as if the companies had operated as one entity since inception. The consolidated financial statements also include the financial position and results of operations of International Golf Outlet, Inc., acquired in June 1998 (the "IGO Merger"). The Company accounted for this transaction using the purchase method of accounting. The purchase resulted in goodwill of $1,960,000 which is included in other assets in the Company's consolidated balance sheet. Such goodwill is being amortized over an estimated life of ten years. During 1998, $117,000 was amortized to expense. Pro forma information is not required as the IGO Merger was not significant to the Company.

  Cash and Cash Equivalents

     The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents.

  Marketable Securities

     Marketable securities includes highly liquid investments with original maturities in excess of three months but less than one year. Noncurrent marketable securities are those investments with original

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

maturities in excess of one year. Such marketable securities are classified as held to maturity and, accordingly, are carried at cost which approximates market value as of December 31, 1998 and 1997 as detailed below:

                                                                 DECEMBER 31,
                                                         -----------------------------
                                                             1998            1997
                                                         ------------    -------------
U.S. Government Agencies...............................  $ 36,369,716    $  12,870,735
Commercial Paper.......................................    26,564,529       16,902,387
Corporate Bonds........................................     9,948,452        1,504,933
Money Market Funds.....................................     9,802,878               --
                                                         ------------    -------------
Total Marketable Securities............................    82,685,575       31,278,055
Less: Amounts classified as Cash and Cash
  Equivalents..........................................   (29,127,500)     (29,772,146)
Less: Current Marketable Securities....................   (27,390,989)      (1,505,909)
                                                         ------------    -------------
Noncurrent Marketable Securities.......................  $ 26,167,086    $          --
                                                         ============    =============

  Restricted Cash Equivalents

     Restricted cash equivalents includes amounts required by an agreement with AOL as discussed in Note 5 as well as two landlords and a supplier as discussed in Note 8.

  Deferred Advertising and Content Costs

     Deferred advertising and content costs relates to unamortized costs under the CBS Agreement and AOL Agreement discussed in Note 5. Such costs are capitalized as equity investments are issued under such agreements and are charged to operations as the Company receives advertising and other benefits under the agreements.

  Licensing and Consulting Agreements

     The cost of license and consulting agreements, which is primarily a result of issuances of warrants to purchase common stock (see Note 6), is being amortized using the straight-line method over the term of the related agreements (from one to ten years) beginning in August 1995, when cbs.sportsline.com first became commercially available. Such costs totaled approximately $5,562,000, $4,090,000 and $782,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization on such amounts was approximately $2,089,000, $1,516,000 and $200,000 at December 31, 1998, 1997 and 1996,
respectively. The current portion of such amounts is reflected in prepaid expenses and other current assets and the long-term portion in other assets in the accompanying consolidated balance sheets. Amortization expense under these agreements amounted to approximately $1,643,000, $1,316,000 and $160,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

  Property and Equipment

     Property and equipment is carried at historical cost and is being depreciated and amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease period.

     Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the account and any gain or loss is recognized.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

  Accrued Liabilities

     Accrued liabilities at December 31, 1998 and 1997 are as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Revenue sharing.............................................  $1,111,451    $  877,179
Professional fees...........................................     684,707       415,250
Cost of merchandise sold....................................     661,095        97,319
Advertising costs...........................................     620,498       458,884
Other.......................................................   2,256,260     1,409,076
                                                              ----------    ----------
                                                              $5,334,011    $3,257,708
                                                              ==========    ==========

  Revenue Recognition

     Revenue recognition policies for advertising, e-commerce, membership and premium services and content licensing are set forth below.

     Advertising Revenue

     Advertising revenue is derived from the sale of advertising on the Company's Web sites. Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions", or times that an advertisement is viewed by users of the Company's Web sites. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue in the accompanying consolidated balance sheets.

     E-Commerce Revenue

     E-commerce revenue is derived from the sales of limited edition memorabilia, licensed apparel, golf equipment and other sports-related products. E-commerce revenue is recognized once the product has been shipped and payment is assured.

     Membership and Premium Services Revenue

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

     Revenue relating to monthly memberships is recognized in the month the service is provided, except for trial memberships as noted above. Revenue relating to yearly memberships and sports contests is recognized ratably over the life of the membership agreement or contest period. Accordingly, amounts received for which services have not yet been provided are reflected as deferred revenue in the accompanying consolidated balance sheets.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

     Content Licensing Revenue

     Content licensing revenue is derived from the licensing of certain of the Company's content to third parties. Content licensing revenue is recognized over the period of the license agreement as the Company delivers content.

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

     Revenue by Type

     Revenue by type for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1998           1997           1996
                                               -----------    -----------    ----------
Advertising..................................  $17,698,311    $ 6,329,199    $2,013,519
E-commerce...................................    3,601,117      1,049,008       151,497
Membership and premium services..............    5,031,749      2,700,346       882,750
Content licensing and other..................    4,219,569      1,935,149        10,650
                                               -----------    -----------    ----------
                                               $30,550,746    $12,013,702    $3,058,416
                                               ===========    ===========    ==========

     Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 19%, 19% and 16% of total revenue for the years ended December 31, 1998, 1997 and 1996, respectively.

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

  Sales and Marketing

     Sales and marketing expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses and member acquisition costs. Member acquisition costs consist primarily of the direct costs of member solicitation, including advertising on other Web sites and Internet search engines and the cost of obtaining qualified prospects from direct marketing programs and third parties. No indirect costs are included in member acquisition costs. In accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position, 93-7, Reporting on Advertising Costs, the Company may in the future capitalize such direct-response advertising costs if historical evidence is available to indicate that the advertising results in a future benefit. Until that time, all such costs are expensed as incurred. All other advertising and marketing costs are charged to expense at the time the advertising takes place.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

  Per Share Amounts

     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, was issued. SFAS No. 128 simplifies the methodology of computing earnings per share and requires the presentation of basic and diluted earnings per share. The Company's basic and diluted earnings per share are the same, since the Company's common stock equivalents are antidilutive. The Company's previously outstanding convertible preferred stock was converted upon completion of the Company's initial public offering ("IPO") in November 1997. Accordingly, such shares have been reflected as common stock for all periods prior to the IPO. SFAS No. 128 was adopted as of December 31, 1997.

     Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were approximately 5,187,000 and 3,475,000 options and warrants outstanding at December 31, 1998 and 1997, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted loss per share because to do so would have been antidilutive for all periods presented.

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

  Fair Value of Financial Instruments

     The Company's financial instruments, primarily consisting of cash and cash equivalents, marketable securities, accounts receivable, restricted cash equivalents, accounts payable and borrowings, approximate fair value due to their short-term nature and/or market rates of interest.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. Accounts receivable from customers outside the United States were not material to the Company's financial position or results of operations. The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains an allowance for doubtful accounts and such losses have not been

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

significant and have been within management's expectations. The allowance for doubtful accounts amounted to $230,000 and $87,000 at December 31, 1998 and 1997, respectively, and activity is as follows:

                                                 1998       1997        1997
                                               --------   --------    --------
January 1 balance............................  $ 86,557   $ 27,045    $     --
Provision for doubtful accounts..............   166,465     72,513      27,045
Write off of bad debts.......................   (23,473)   (13,001)         --
                                               --------   --------    --------
December 31 balance..........................  $229,549   $ 86,557    $ 27,045
                                               ========   ========    ========

  Impairment of Long-Lived Assets

     In March 1995, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was issued. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in 1996. The effect of adoption was not material.

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

  Recent Accounting Pronouncements

     In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued which was adopted by the Company as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Comprehensive loss equals the net loss for all periods presented.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. Currently, the Company analyzes its revenue streams by type as disclosed in Note 2 and analyzes and controls expenses by area or department as presented on the consolidated statements of operations and does not believe it has any separately reportable business segments as defined in SFAS No. 131.

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

(3) PROPERTY AND EQUIPMENT, NET:

     Property and equipment, net consists of the following:

                                                ESTIMATED             DECEMBER 31,
                                               USEFUL LIVES    --------------------------
                                                 (YEARS)          1998           1997
                                               ------------    -----------    -----------
Computer equipment...........................      2-3         $ 8,616,301    $ 6,183,819
Furniture, fixtures and leasehold
  improvements...............................      3-7           1,765,145        830,381
                                                               -----------    -----------
                                                                10,381,446      7,014,200
Less-accumulated depreciation and
  amortization...............................                   (5,014,628)    (2,844,512)
                                                               -----------    -----------
                                                               $ 5,366,818    $ 4,169,688
                                                               ===========    ===========

     Included in property and equipment is equipment acquired under capital leases amounting to approximately $1,245,000 and $1,636,000 as of December 31, 1998 and 1997 less accumulated amortization amounting to $800,000 and $713,000, respectively. Depreciation and amortization expense on property and equipment amounted to approximately $2,606,000, $1,815,000 and $850,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(4) CAPITAL LEASE AND BORROWINGS:

     In July 1997, the Company entered into a $2,500,000 equipment line of credit with a leasing company. The equipment line carries interest at the prime rate plus 1/4%. Borrowings are payable monthly over 36 months. As of December 31, 1998, $472,280 was outstanding.

     In October 1995, the Company entered into a $1,500,000 equipment line of credit with a bank (the "Equipment Line"). The Equipment Line carries interest at the prime rate plus 1.5% (10% at December 31, 1997) and is payable monthly, interest only through June 1996, and thereafter in 33 equal monthly principal

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(4) CAPITAL LEASE AND BORROWINGS: -- (CONTINUED)

plus interest payments. In addition, the Company is required to comply with certain restrictive covenants which include, among other things, maintenance of certain financial ratios and a cash balance equal to the amount of the outstanding balance of the line of credit. The Company is in compliance with such requirements. The Equipment Line is collateralized by substantially all of the Company's assets. This loan matured and was paid off in 1998.

(5) SHAREHOLDERS' EQUITY:

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

     Upon completion of the Company's IPO on November 13, 1997, the convertible preferred stock converted into common stock at the ratio of 0.4 shares of common stock for each share of preferred stock. All then existing classes of preferred stock ceased to be authorized, and were replaced by the preferred stock discussed below.

     On April 14, 1997, the Board of Directors authorized the filing of an Amended and Restated Certificate of Incorporation which became effective upon the completion of the IPO. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Board of Directors authorized the issuance of up to an aggregate of 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. The Company has no present plans to issue any shares of preferred stock.

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

     In March 1997, the Company and CBS Corporation ("CBS") entered into a five-year agreement (the "CBS Agreement"). In consideration of the advertising and promotional efforts of CBS and its license to the Company of the right to use certain CBS logos and television-related sports content, CBS will receive 3,100,000 shares of common stock over the term of the agreement (752,273, 735,802, 558,988, 567,579 and

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(5) SHAREHOLDERS' EQUITY: -- (CONTINUED)

485,358 shares in 1997, 1998, 1999, 2000 and 2001, respectively). CBS will also have the right to receive 60% of the Company's advertising revenue on cbs.sportsline.com pages related to certain "signature events" (such as the NCAA Men's Basketball Tournament, the 1998 Winter Olympics, U.S. Open tennis, PGA Tour events and the Daytona 500) and 50% of the Company's advertising revenue on other cbs.sportsline.com pages containing CBS television-related sports content. The CBS Agreement also provides that the Company shall issue to CBS on the first business day of each contract year warrants to purchase 380,000 shares of common stock at per share exercise prices ranging from $10 in 1997 to $30 in 2001. Such warrants are exercisable at any time during the contract year in which they are granted. The value of the advertising and content will be recorded annually in the consolidated balance sheets as deferred advertising and content costs. These costs are being amortized to depreciation and amortization expense over each related contract year. Amounts amortized to expense in 1998 and 1997 totaled $12,002,000 and $7,835,000, respectively, consisting of amortization relating to advertising of $11,000,000 and $7,000,000,respectively, content of $518,000 and $431,000, respectively and expense related to warrants of $484,000 and $404,000, respectively, and are included in depreciation and amortization in the accompanying consolidated statements of operations for the year ended December 31, 1998 and 1997.

     In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and issue additional shares of common stock valued at $100,000,000 between 2002 and 2006. Additionally, the revenue sharing provisions relating to the 60% share for signature events and the 50% share for CBS content pages were eliminated and replaced by a new revenue sharing formula which is calculated on a broader revenue base and at a lower rate. Total annual amounts to be amortized to expense in accordance with the CBS Agreement and amendment are as follows:

1999...........................................  $ 14,096,000
2000...........................................    17,286,000
2001...........................................    17,286,000
2002...........................................    22,286,000
2003...........................................    22,286,000
2004...........................................    22,286,000
2005...........................................    22,286,000
2006...........................................    22,286,000
                                                 ------------
                                                 $160,098,000
                                                 ============

     In November 1997, the Company completed an underwritten initial public offering (the "IPO") of 3,500,000 shares of common stock. Of the 3,500,000 shares sold in the IPO, 2,693,549 shares were sold at a price to the public of $8.00 per share and 672,043 shares and 134,408 shares were sold to Intel Corporation and Mitsubishi Corporation, respectively, at a price of $7.44 per share. In December 1997, the underwriters exercised their over-allotment option to purchase an additional 525,000 shares of common stock. The total net proceeds to the Company from the IPO were approximately $30,000,000.

     On January 29, 1998, the Company acquired all of the outstanding capital stock of GolfWeb in exchange for approximately 844,490 shares of common stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of common stock. The acquisition was accounted for

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(5) SHAREHOLDERS' EQUITY: -- (CONTINUED)

under the "pooling-of-interests" accounting method. Accordingly, the Company's consolidated financial statements include the accounts of GolfWeb.

     In May and October 1997, Golfweb issued Series C convertible preferred stock which raised net proceeds of approximately $7,900,000. Upon the acquisition of GolfWeb, the Series C convertible preferred stock converted into 373,494 shares of the Company's common stock.

     In April 1998, the Company completed a public offering (the "Secondary Offering") of 4,000,000 shares of common stock at $37.625 per share. Of the 4,000,000 shares offered, 2,288,430 shares were offered by the Company and 1,711,570 shares by selling shareholders. The Company realized approximately $81,000,000 in net proceeds as a result of the Secondary Offering.

     On June 29, 1998, the Company acquired International Golf Outlet, Inc. ("IGO"), an Internet retailer of fine golf equipment and accessories, for $2,000,000, consisting of $350,000 in cash and $1,650,000 of common stock (46,924 shares). The Company also agreed to issue to the IGO shareholders additional common stock, valued at $1,500,000 (42,658 shares) at the time of the acquisition, if IGO meets certain annual revenue and earnings targets over the three-year period following the acquisition.

     Effective as of October 1, 1998, upon expiration of a pre-existing agreement, the Company and America Online, Inc. ("AOL") entered into an agreement (the "AOL Agreement"), which has an initial term of three years, subject to extension for up to two additional three-year terms at the option of AOL under certain circumstances. Under the AOL Agreement, the Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com will also be the premier national sports partner with a presence on all Digital City local services, currently serving 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, SportsLine WorldWide will become the premier global provider of country-specific sports content to all of AOL's international services, and the Company will become the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service. The Company will (i) pay AOL cash in the amount of $8,000,000, (ii) issue AOL 550,000 shares of Common Stock and (iii) grant AOL warrants to purchase an additional 900,000 shares of Common Stock at exercise prices ranging from $20 to $40 per share, 450,000 of which are subject to vesting based on the Company's achievement of specified revenue thresholds. Furthermore, the Company has agreed to make a payment to AOL, provided that AOL holds and does not sell any of such shares for a period of two years, if AOL is not able to realize at least $15,000,000 from the sale of the 550,000 shares of common stock issued to it at the end of such two-year period (the "AOL Obligation"). The Company accrued a liability of approximately $8,300,000 for the payment that may be required based on the value of the Company's stock at inception of the AOL Agreement and placed in escrow cash and cash equivalents of approximately $12,500,000 to be restricted as security for the AOL Obligation. In addition, AOL will be eligible to share in direct revenues attributable to AOL promotion of Company offerings on AOL brands once certain thresholds specified in the agreement have been met. Over the three-year agreement, the Company will receive a number of guaranteed impressions on AOL's commercial online services and Web sites. Total expense under the AOL Agreement was $1,992,000 in 1998 and will be $7,966,000 in 1999, $7,966,000 in 2000 and $5,974,000 in 2001. On a pro forma basis, as of December 31, 1998, had AOL sold the shares of the Company's common stock issued under the AOL Agreement pursuant to the provisions of the stock value liability, the Company would have recorded a non-recurring gain of approximately $1,800,000. The ultimate amount of any such accrued AOL obligation will be determined upon the future sale of such shares by AOL.

     In January 1998, CBS exercised its 1997 warrants resulting in net proceeds of $3,800,000 to the Company. In December 1998, CBS exercised its 1998 warrants resulting in net proceeds of $5,700,000 to the

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(5) SHAREHOLDERS' EQUITY: -- (CONTINUED)

Company. The Company has reserved sufficient shares of its common stock to cover issuance of common stock under the CBS Agreement, exercises of common stock warrants and the stock option, incentive compensation and employee stock purchase plans discussed in Note 6.

(6) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

     Common stock warrants issued in 1998, 1997 and 1996 to non-employees for services rendered primarily under consulting agreements were valued on the date of grant using the Black-Scholes option pricing model.

     The following is a summary of warrants granted, exercised, canceled and outstanding and the assumptions utilized involving the grants in 1998, 1997 and 1996:

                                         1998                   1997                   1996
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Warrants outstanding, beginning
  of year......................  2,018,000    $ 7.16    1,050,000    $5.23       812,000    $5.13
Granted........................  1,355,000     27.08    1,933,000     8.71       251,000     5.45
Exercised......................   (996,000)    10.99     (960,000)    8.25            --       --
Canceled.......................    (12,000)     8.84       (5,000)    5.00       (13,000)    5.00
                                 ---------              ---------              ---------
Warrants outstanding, end of
  year.........................  2,365,000     17.51    2,018,000     7.16     1,050,000     5.23
                                 =========              =========              =========

     The range of exercise prices of warrants outstanding at December 31, 1998 was $5.00 -- $40.00. The weighted average fair value of warrants granted during 1998, 1997 and 1996 was $2.43, $2.83 and $2.25, respectively. There were
1,459,000 warrants exercisable at December 31, 1998 at a weighted average exercise price of $16.18 per share.

     Assumptions utilized to value warrants are as follows:

                                                                    RISK-FREE
                                         VOLATILITY    DIVIDEND     INTEREST      ESTIMATED
                                           FACTOR       YIELD         RATES         LIVES
                                         ----------    --------    -----------    ---------
1998 grants............................  40%-65%          0%       4.5% - 5.9%       1-5
1997 grants............................    40%            0%       5.7% - 6.7%       1-9
1996 grants............................    40%            0%       5.3% - 6.6%       4-7

     In 1995, the Company adopted the SportsLine USA, Inc. 1995 Stock Option Plan (the "1995 Plan") under which the Company is authorized to issue a total of 1,200,000 incentive stock options and nonqualified stock options to purchase common stock to be granted to employees, nonemployee members of the Board of Directors and certain consultants or independent advisors who provide services to the Company. Options become exercisable for 25% of the option shares upon the optionee's completion of one year of service, as defined, with the balance vesting in successive equal monthly installments upon the optionee's completion of each of the next 36 months of service. The maximum term of the options is 10 years.

     On April 14, 1997, the Company adopted the 1997 Incentive Compensation Plan (the "Incentive Plan"). Pursuant to the Incentive Plan, the total number of shares of common stock that may be subject to the granting of awards shall be equal to: (i) 2,000,000 shares, plus (ii) the number of shares with respect to awards previously granted under the Incentive Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of common stock that are surrendered in payment of any

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(6) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: -- (CONTINUED)

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

     A summary of the activity relating to the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years then ended is presented below:

                                           1998                   1997                  1996
                                   --------------------   --------------------   ------------------
                                               WEIGHTED               WEIGHTED             WEIGHTED
                                               AVERAGE                AVERAGE              AVERAGE
                                               EXERCISE               EXERCISE             EXERCISE
                                    SHARES      PRICE      SHARES      PRICE     SHARES     PRICE
                                   ---------   --------   ---------   --------   -------   --------
Outstanding at beginning of
  year...........................  1,457,000    $ 5.13      683,664    $1.42     349,489    $0.67
Granted..........................  1,980,157     12.72      904,388     7.50     365,738     2.10
Exercised........................   (314,525)     2.77      (42,521)    0.80      (2,156)    0.83
Forfeited........................   (300,928)    15.10      (88,531)    2.60     (29,407)    0.81
                                   ---------              ---------              -------
Outstanding at end of year.......  2,821,704      9.60    1,457,000     5.13     683,664     1.42
                                   =========              =========              =======
Options exercisable at end of
  year...........................    462,175      5.05      331,778     1.56     118,215     0.66
                                   =========              =========              =======

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $4.89, $3.18 and $1.10, respectively. In September 1998, the Company repriced 230,000 options held by certain officers and directors to reduce their exercise price to the then current market value and, in October 1998, repriced 625,382 options held by certain other employees to the then current market value.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                  -------------------------------------------------   -------------------------------
                                      WEIGHTED
                                       AVERAGE
                  OUTSTANDING AT      REMAINING         WEIGHTED      EXERCISABLE AT      WEIGHTED
    RANGE OF       DECEMBER 31,      CONTRACTUAL        AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES        1998        LIFE (IN YEARS)   EXERCISE PRICE        1998        EXERCISE PRICE
----------------  --------------   ---------------   --------------   --------------   --------------
 $0.63 to $5.00       439,544           7.20             $ 2.67          247,693           $ 2.18
  5.01 to  8.00     1,369,316           8.80               8.00          203,968             8.00
  8.01 to 12.00        10,157           7.30               9.46            2,702             9.80
 12.01 to 15.00       572,200           9.60              14.06               --               --
 15.01 to 18.00       425,737           9.50              15.83            7,812            17.26
 18.01 to 28.63         4,750           9.20              19.89               --               --
                    ---------                                            -------
  0.63 to 28.63     2,821,704           8.80               9.60          462,175             5.05
                    =========                                            =======

     Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 4.6% to 5.6%, 5.7% to 6.7% and 6.0% to 6.6%, dividend yield of 0% for all years, expected volatility factor of 65%, 40% and 40% and expected life of 4.39 years for all years.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(6) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: -- (CONTINUED)

     The Company's pro forma information follows for the years ended December
31:

                                               1998            1997            1996
                                           ------------    ------------    ------------
Net loss -- As reported..................  $(35,508,793)   $(34,177,348)   $(16,102,654)
Pro forma net loss.......................   (37,090,186)    (34,663,838)    (16,264,844)
Net loss per share -- basic and
  diluted --
  As reported............................        $(1.94)         $(3.08)         $(2.31)
Pro forma net loss per share -- basic and
  diluted................................        $(2.03)         $(3.12)         $(2.33)

     On April 14, 1997, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") under which 500,000 shares of common stock are reserved. The Purchase Plan became effective upon completion of the IPO. The Purchase Plan provides eligible employees, as defined therein, the right to purchase shares of common stock. The purchase price per share will be equal to 85% of the fair market value as of certain measurement dates. Such purchases are limited in any calendar year to the lower of 25% of the employee's total annual compensation or $25,000. During the year ended December 31, 1998, 329,085 shares of common stock were issued under the Purchase Plan.

     In January 1996, the Company adopted the SportsLine USA, Inc. Retirement Plan that qualifies under Section 401(k) of the Internal Revenue Code. Under this plan, participating employees, as defined, may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limits. There is currently no matching of employee contributions by the Company.

(7) INCOME TAXES:

     No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1998. At December 31, 1998, the Company had approximately $88,000,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income; such carryforwards expire beginning in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

     Deferred tax assets at December 31, 1998 and 1997 consist primarily of the tax effect of net operating loss carryforwards which amounted to approximately $33,000,000 and $21,000,000, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full 100% valuation allowance on the deferred tax assets at December 31, 1998 and 1997 to reduce such deferred income tax assets to zero as it is management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance requirement periodically and make adjustments as warranted.

(8) COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities and computer and communications equipment under noncancellable leases that expire on various dates through 2009. The office leases require the Company to pay operating costs, including property taxes and maintenance costs and include rent adjustment clauses. The Company has committed to a ten year lease for its new corporate headquarters beginning in 2000. Management anticipates

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(8) COMMITMENTS AND CONTINGENCIES: -- (CONTINUED)

that it will be able to sublease its existing facilities at rates equivalent to its existing lease rates so as not to incur a material expense.

     Under the terms of one office lease, the Company has provided a letter of credit to the landlord. The letter of credit is secured by a restricted certificate of deposit of approximately $92,000 as of December 31, 1998. Under the terms of an additional office lease the Company has provided a letter of credit to the landlord. The letter of credit is secured by a restricted certificate of deposit of approximately $297,000 as of December 31, 1998. Additionally, the Company has provided a letter of credit to one of its suppliers. The letter of credit is secured by a restricted certificate of deposit of approximately $100,000 as of December 31, 1998.

     Rent expense amounted to approximately $735,000, $570,000 and $198,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future minimum lease payments for all leases are as follows as of December 31, 1998:

                                                      CAPITAL      OPERATING
                                                      --------    -----------
1999................................................  $294,349    $   923,000
2000................................................   208,959      1,623,000
2001................................................     6,152      1,377,000
2002................................................        --      1,284,000
2003................................................        --      1,323,000
Thereafter..........................................        --      8,690,000
                                                      --------    -----------
Total minimum lease payments........................   509,460    $15,220,000
                                                                  ===========
Less: amount representing interest..................   (37,180)
                                                      --------
Lease obligations reflected as current ($264,815)
  and noncurrent ($207,465).........................  $472,280
                                                      ========

     The Company has entered into various licensing, royalty and consulting agreements with various content providers, vendors and sports celebrities. The remaining terms of these agreements range from one to ten years. These agreements provide for the payment of royalties, bounties and certain guaranteed amounts on a per member and/or a minimum dollar amount basis. Additionally, some agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the celebrity athlete from whose Web site the revenue is derived.

     Minimum guaranteed payments required under such agreements are as follows as of December 31, 1998:

1999...........................................    $3,946,000
2000...........................................     2,360,000
2001...........................................     1,460,000
2002...........................................       483,000
                                                   ----------
                                                   $8,249,000
                                                   ==========

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. In 1998, the Company and Weatherline, Inc. ("Weatherline") settled a lawsuit in which Weatherline alleged that the Company had infringed on its trademark. In connection with the settlement, Weatherline assigned to the Company its United States trademark registration

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(8) COMMITMENTS AND CONTINGENCIES: -- (CONTINUED)

for the mark "Sportsline". The Company has recorded a non-recurring charge of approximately $1,100,000 associated with such settlement in 1998. The Company believes that it will collect insurance proceeds to offset a portion of the settlement expenses, including certain legal fees; however, there can be no assurance that the Company will be able to collect such proceeds. Accordingly, no benefit from any proceeds will be recorded until receipt is assured. The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

(9) EVENT SUBSEQUENT TO DATES OF AUDITORS' REPORT (UNAUDITED):

     On March 15, 1999, the Company announced its intention to raise $150,000,000 through a Rule 144A offering of convertible subordinated notes (the "Notes"). The Notes will be convertible, at the option of the holder, into shares of the Company's common stock and will be non-callable for three years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

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

     3.  Exhibits:

     The following exhibits are filed as part of this Annual Report on Form
10-K:

EXHIBIT   DESCRIPTION
-------   -----------
     3.1  Amended and Restated Certificate of Incorporation (3.1)(1)
     3.2  Form of Amended and Restated Bylaws(3.2)(1)
    10.1  1995 Stock Option Plan(10.1)(2)*
    10.2  Form of Indemnification Agreement between the Company and each of its directors and executive officers(10.2)(2)

EXHIBIT   DESCRIPTION
-------   -----------
    10.3  1997 Incentive Compensation Plan(10.3)(2)*
    10.4  Employee Stock Purchase Plan(10.4)(2)*
    10.5  Amended and Restated Investors' Rights Agreement dated as of
          September 25, 1996, among the Company, the holders of the
          Company's Series A, Series B and Series C Preferred Stock,
          The Estate of Burk Zanft and Michael Levy(10.5)(2)
    10.6  Agreement dated March 5, 1997 between the Company and CBS
          Inc.(10.6)(2)
    10.7  Licensing Agreement dated September 27, 1996 between the
          Company and US WEST Interactive Services, Inc.(10.7)(2)
    10.8  Marketing Agreement dated March 12, 1996 between the Company and Reuters NewMedia, Inc.(10.8)(2)
    10.9  Guaranty dated December 1995 executed by Kleiner Perkins
          Caufield & Byers(10.9)(2)
    10.10 Consulting Agreement dated September 1, 1994, between the
          Company and Horrow Sports Ventures(10.10)(2)*
    10.11 Agreement dated June 1996 between the Company and Michael P.
          Schulhof(10.11)(2)*
    10.12 Agreement dated August 1994 between the Company and Planned
          Licensing, Inc.(10.12)(2)
    10.13 Employment Agreement dated as of September 1, 1997, between the Company and Kenneth W. Sanders(10.13)(2)*
    10.14+ Advisory Agreement dated June 20, 1997 among the Company,
          Michael Jordan and Falk Associates Management
          Enterprises(10.14)(2)
    10.15+ Advisory Agreement dated July 1, 1997 between the Company and ETW Corp.(10.15)(2)
    10.16+ Interactive Services Agreement dated July 1, 1997 between the Company and America Online, Inc.(10.16)(2)
    10.17+ Amendment to Advisory Agreement and Warrants dated November
          7, 1997 between the Company, Michael Jordan and FAME,
          Inc.(10.17)(2)
    10.18 Stock Option between the Company and Gerry Hogan(10.19)(3)*
    10.19 Agreement and Plan of Merger dated as of January 15, 1998, among the Company, GolfWeb.Com, Inc. and GolfWeb (excluding
          Exhibits thereto), and Amendment No. 1 to the Merger
          Agreement dated of January 29, 1998, among the Company,
          GolfWeb.Com, Inc. and GolfWeb(2.1; 2.2)(4)
    10.20 Employment Agreement dated as of June 15, 1998, between the
          Company and Michael Levy(10.1)(5)*
    10.21 Form of Letter Agreement entered into between the Company and each of Kenneth W. Sanders and Mark J. Mariani(10.2)(5)*
    10.22+ Premier Sports Information and Commerce Agreement, effective as of October 1, 1998, by and between the Company and
          America Online, Inc.(10.1)(6)
    10.23 Amendment to Agreement, effective as of January 1, 1999, between the Company and CBS Broadcasting, Inc.(99.1)(7)
    21.1  Subsidiaries of the Company(8)
    23.1  Consent of Arthur Andersen LLP(8)
    27.1  Financial Data Schedule -- For SEC use only(8)

---------------
(1) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-1 (Registration No. 333-62685).

(2) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-1 (Registration No. 333-25259).

(3) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-8 (Registration No. 333-46029).

(4) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 8-K (Event of January 29, 1998).

(5) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q for the quarterly period ended June 30, 1998.

(6) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q for the quarterly period ended September 30, 1998.

(7) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 8-K (Event of February 10,
    1999).

(8) Filed herewith.

+   Confidential treatment granted to certain portions of this Exhibit.

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

                                          SPORTSLINE USA, INC.

                                          By:       /s/ MICHAEL LEVY

                                            ------------------------------------
                                            Michael Levy
                                            President and Chief Executive
                                              Officer

March 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE                                                          TITLE                     DATE
---------                                                          -----                     ----
                 /s/ MICHAEL LEVY                    President, Chief Executive         March 15, 1999
---------------------------------------------------    Officer and Director (principal
                   Michael Levy                        executive officer)

              /s/ KENNETH W. SANDERS                 Chief Financial Officer            March 15, 1999
---------------------------------------------------    (principal financial and
                Kenneth W. Sanders                     accounting officer)

                 /s/ THOMAS CULLEN                   Director                           March 15, 1999
---------------------------------------------------
                   Thomas Cullen

                  /s/ GERRY HOGAN                    Director                           March 15, 1999
---------------------------------------------------
                    Gerry Hogan

               /s/ RICHARD B. HORROW                 Director                           March 15, 1999
---------------------------------------------------
                 Richard B. Horrow

                 /s/ JOSEPH LACOB                    Director                           March 15, 1999
---------------------------------------------------
                   Joseph Lacob

                 /s/ SEAN MCMANUS                    Director                           March 15, 1999
---------------------------------------------------
                   Sean McManus

                 /s/ ANDREW NIBLEY                   Director                           March 15, 1999
---------------------------------------------------
                   Andrew Nibley

              /s/ MICHAEL P. SCHULHOF                Director                           March 15, 1999
---------------------------------------------------
                Michael P. Schulhof

                /s/ JAMES C. WALSH                   Director                           March 15, 1999
---------------------------------------------------
                  James C. Walsh

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------
 21.1      Subsidiaries of the Company
 23.1      Consent of Arthur Andersen LLP
 27.1      Financial Data Schedule - For SEC use only