Form 10-K/A
period 1998-12-31
SPORTSLINE USA INC
filed 1999-04-28
CIK 945688

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

For the transition period from ___________________ to __________________

                         Commission file number: 0-23337


                              SPORTSLINE USA, INC.
--------------------------------------------------------------------------------
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

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
--------------------------------------------------------------------------------
                                (Title of Class)


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

================================================================================

                                    PART III

Part III is replaced in its entirety as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

          The directors and executive officers of the Company are as follows:


NAME                                AGE         POSITION(S) HELD WITH THE COMPANY
----                                ---         ---------------------------------
Michael Levy                        52     Chairman of the Board, President and Chief Executive Officer
Kenneth W. Sanders                  42     Senior Vice President and Chief Financial Officer
Mark J. Mariani                     42     Executive Vice President, Sales
Andrew S. Sturner                   34     Senior Vice President, Business Development
Thomas Jessiman                     38     Senior Vice President of Operations
Thomas Cullen                       39     Director
Gerry Hogan                         53     Director
Richard B. Horrow                   44     Director
Joseph Lacob                        43     Director
Sean McManus                        44     Director
Andrew Nibley                       47     Director
Fredric G. Reynolds                 48     Director
Michael P. Schulhof                 57     Director
James C. Walsh                      58     Director


      MICHAEL LEVY has served as the President, Chief Executive Officer and Chairman of the Board of the Company since its inception in February 1994. From 1979 through March 1993, Mr. Levy served as President, Chief Executive Officer and as a director of Lexicon Corporation, a high technology company specializing in data communications and signal processing technology. From January 1988 to June 1993, Mr. Levy also served as Chairman of the Board and Chief Executive Officer of Sports-Tech International, Inc., a company engaged in the development, acquisition, integration and sale of computer software, equipment and computer-aided video systems used by professional, collegiate and high school sports programs. Between June 1993 and February 1994, Mr. Levy was a private investor. Mr. Levy serves as a member of the Board of Directors of iVillage Inc.

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

      THOMAS JESSIMAN has served as the Company's Senior Vice President of Operations since February 1998. From March 1997 to February 1998, Mr. Jessiman served as the Company's Vice President, International. From November 1995 to March 1997, Mr. Jessiman served as the Director of Business Development for U S WEST Media Group's Interactive Services Division and from September 1995 to November 1995, Mr. Jessiman served as Director of Business Development in the
U S WEST Multimedia Group. From January 1992 to September 1994, Mr. Jessiman served as Manager in IBM's Multimedia Group.

      THOMAS CULLEN, appointed a director of the Company in April 1997, has served as President of MediaOne Interactive Services, Inc. (formerly U S WEST, Inc. Media Group's Interactive Services Division) since April 1997. Prior thereto, Mr. Cullen held various positions with U S WEST since 1981, including Vice President, Business Development for U S WEST Media Group's Interactive Services Division from April 1992 to April 1997. Mr. Cullen serves as a member of the Board of Directors of Preview Travel, Inc. and Third Age Media, Inc.

      GERRY HOGAN, appointed a director of the Company in November 1996, has served as Chairman and Chief Executive Officer of Cygnus Publishing, Inc., a magazine publishing company, since May 1997. He served as President and Chief Executive Officer of the Home Shopping Network from February 1993 to August 1995. Prior thereto, Mr. Hogan served as vice chairman of Whittle Communications, L.P. from October 1990 to February 1993. From October 1971 to September 1987, Mr. Hogan held various positions at Turner Entertainment Networks and most recently served as President. Mr. Hogan serves as a member of the Board of Directors of the Hard Rock Hotel & Casinos, London Fog Industries, Inc. and Ethnic American Broadcasting Company and as a member of the Board of Trustees of Eckerd College.

      RICHARD B. HORROW, appointed a director of the Company in September 1994, is an attorney and sports development consultant and has served as President of Horrow Sports Ventures, Inc., a sports consulting firm, since its inception in May 1988. Since July 1994, Mr. Horrow has been the host of the weekly television show "The Sports Business Report," which is distributed nationally through Prime Network/Sports Channel/New Sport affiliates, and has also hosted the weekly radio show "The Sports Professor," aired nationally on Prime Radio. Mr. Horrow also currently serves as a consultant for various sports-related matters to The City of Oklahoma City, the National Football League, the Ladies Professional Golf Association, the Baltimore Orioles and the National Association of Professional Baseball Leagues. From March 1991 to March 1992, Mr. Horrow served as the Executive Director of Golden Bear Sports Management, a sports management firm.

      JOSEPH LACOB, appointed a director of the Company in May 1995, has served as a general partner of Kleiner Perkins Caufield & Byers, a venture capital partnership, since May 1987. Mr. Lacob also serves on the Board of Directors of Heartport, Inc., Corixa, Inc., IsoStent, Inc. and Pharmacyclics, Inc., as well as several other privately held ventures in the medical and sports media businesses.

      SEAN McMANUS, appointed a director of the Company in March 1997, has served as President of CBS Sports since December 1996. From October 1987 to December 1996, Mr. McManus was Senior Vice President U.S. Television Sales and Programming at Trans World International, the television division of International Management Group. From August 1981 to October 1987, Mr. McManus was Vice President Planning and Development at NBC Sports. From September 1979 to August 1981, Mr. McManus served as Associate Producer and Producer at NBC Sports and from August 1977 to September 1979 he was a Production Assistant to the Associate Producer at ABC Sports.

      ANDREW NIBLEY, appointed a director of the Company in March 1996, has served as President, Reuters NewMedia, Inc. ("Reuters NewMedia") since January 1998 and a director of Reuters NewMedia since January 1994. From January 1994 to January 1998, Mr. Nibley was the Editor and Executive Vice President of Reuters NewMedia. From January 1989 to January 1994, Mr. Nibley was the Editor, America for Reuters America, Inc. He was also named the Senior Vice President, News and Television of Reuters America, Inc. in July 1993.

      FREDRIC G. REYNOLDS, appointed a director of the Company in April 1999, has served as Executive Vice President and Chief Financial Officer of CBS Corporation since March 1994. From December 1990 to March 1994, Mr. Reynolds was Senior Vice President, Finance and Chief Financial Officer of PepsiCo International Foods.

      MICHAEL P. SCHULHOF, appointed a director of the Company in November 1997, is a private investor. From June 1974 to January 1996, Mr. Schulhof held various positions at Sony Corporation of America, Inc. and most recently served as President and Chief Executive Officer from June 1993 to January 1996. Mr. Schulhof is a trustee of Brandeis University, Lincoln Center for the Performing Arts, Inc., New York University Medical Center and the Brookings Institute, serves on the Board of Directors of the Center on Addiction and Substance Abuse at Columbia University, is a member of the Council on Foreign Relations and a member of the Investment and Services Policy Advisory Committee to the U.S. Trade Representative.

      JAMES C. WALSH, appointed a director of the Company in August 1994, is an attorney who has been engaged in the private practice of law since 1968. Mr. Walsh has also served as the President of Namanco Productions, Inc., a sports marketing and management firm, since 1969. Namanco Productions, Inc. is the agent and manager of NFL Hall of Fame quarterback Joe Namath.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1998, with the exception of Forms 4 for each of Mike Levy and Mark Mariani in connection with the Company's secondary offering in April 1998 and a Form 4 for Richard Horrow reporting certain transactions in September 1998 which were inadvertently filed late.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 1996, 1997 and 1998 by the Company's Chief Executive Officer and its other executive officers (the "Named Executive Officers").

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                               ANNUAL COMPENSATION (1)           ------------------
                                          ---------------------------------          SECURITIES         ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR        SALARY         BONUS       UNDERLYING OPTIONS    COMPENSATION
---------------------------               ----        ------         -----       ------------------    ------------
Michael Levy,                             1998       $306,250      $105,000            175,000          $25,097 (2)
 Chairman, President and                  1997        206,787        75,000            150,000           23,027 (2)
 Chief Executive Officer                  1996        167,887        50,000                --            22,922 (2)

Kenneth W. Sanders,                       1998        225,000        56,000            100,000            1,716 (4)
 Senior Vice President and Chief          1997         72,717        15,000            100,000           47,579 (4)
 Financial Officer (3)

Mark J. Mariani,                          1998        197,917        50,000            100,000               --
 Executive Vice President, Sales          1997        165,066        25,000             20,000               --
                                          1996        112,243        10,000             80,000            8,205 (4)

Andrew Sturner,                           1998        178,125        50,000            130,000               --
 Senior Vice President, Business          1997        127,500        20,000             30,000               --
 Development                              1996        101,934        10,000                --                --

Thomas Jessiman                           1998        171,875        40,000            100,000               --
 Senior Vice President of                 1997        118,750        10,000             50,000            5,318 (4)
 Operations (5)



-----------------

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each Named Executive Officer is less than 10% of the total annual salary and bonus of such officer.
(2) Represents premiums paid for life and disability insurance policies for the benefit of Mr. Levy.
(3)   Mr. Sanders joined the Company in September 1997.
(4)   Represents reimbursement of relocation and moving expenses.
(5)   Mr. Jessiman joined the Company in March 1997.

STOCK OPTION GRANTS

         The following table sets forth information concerning the grant of stock options made during 1998 to each Named Executive Officer.

                        OPTION GRANTS IN FISCAL YEAR 1998


                                                        INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE
                                   ------------------------------------------------------------     VALUE AT ASSUMED
                                    NUMBER OF       % OF TOTAL                                   ANNUAL RATES OF STOCK
                                   SECURITIES        OPTIONS                                     PRICE APPRECIATION FOR
                                   UNDERLYING       GRANTED TO    EXERCISE                           OPTION TERM(2)
                       DATE OF      OPTIONS        EMPLOYEES IN   PRICE                          ------------------------
   NAME                GRANT       GRANTED(1)      FISCAL YEAR   ($/SHARE)(2)   EXPIRATION DATE    5%($)         10%($)
   ----                -------     ----------      -----------   ------------   ---------------  ----------    ----------
  Michael Levy         09/16/98        175,000        8.84%         14.0625        09/14/2008    $1,547,670    $3,922,101

  Mark J. Mariani      06/11/98 (3)     40,000        2.02          14.0625        06/10/2008       342,845       863,321 (4)
                       09/16/98         30,000        1.52          14.0625        09/14/2008       265,315       672,360
                       12/31/98         30,000        1.52          15.5625        12/31/2008       293,615       744,079

  Kenneth W. Sanders   06/11/98 (3)     40,000        2.02          14.0625        06/10/2008       342,845       863,321 (4)
                       09/16/98         30,000        1.52          14.0625        09/14/2008       265,315       672,360
                       12/31/98         30,000        1.52          15.5625        12/31/2008       293,615       744,079

  Andrew S. Sturner    06/11/98 (3)     30,000        1.52          14.0625        06/10/2008       257,134       647,491 (4)
                       09/16/98         70,000        3.54          14.0625        09/14/2008       619,068     1,568,840
                       12/31/98         30,000        1.52          15.5625        12/31/2008       293,615       744,079

  Thomas Jessiman      06/11/98 (3)     50,000        2.54          14.0625        06/10/2008       428,557     1,079,152 (4)
                       09/16/98         25,000        1.26          14.0625        09/14/2008       221,096       560,300
                       12/31/98         25,000        1.26          15.5625        12/31/2008       244,679       620,065



-------------------------
(1) All such options were granted under the Incentive Plan and become exercisable in installments over four years. Under the Incentive Plan, these options will become immediately exercisable in the event of certain change of control transactions involving the Company.

(2) In accordance with the rules of the Commission, the potential realizable values for such options shown in the table are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumed rates of appreciation do not represent the Company's estimate or projection of the appreciation of shares of Common Stock of the Company.

(3) The indicated options were initially granted on June 11, 1998 with an exercise price of $29.44 per share. Such options were repriced on September 16, 1998 with the terms described in this table. See "--Historical Information Regarding Repricing, Replacement or Cancellation and Regrant of Options."

(4) The potential realizable values for these options are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from September 16, 1998, the date these options were repriced, to their expiration date. See "--Historical Information Regarding Repricing, Replacement or Cancellation and Regrant of Options."

STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUE TABLE

      The following table sets forth information concerning (i) options exercised during 1998 by the Named Executive Officers and (ii) the number and value of unexercised stock options held by the Named Executive Officers at fiscal year-end, based on a value per share of Common Stock of $15.5625, the closing sale price of the Common Stock on the Nasdaq National Market System on December 31, 1998.

           OPTIONS EXERCISED IN 1998 AND FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                      OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                   SHARES                          DECEMBER 31, 1998            DECEMBER 31, 1998
                                 ACQUIRED ON      VALUE       ---------------------------  ---------------------------
NAME                              EXERCISE       REALIZED     EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
----                             ------------    --------     -----------   -------------  -----------   -------------
Michael Levy                            --             --       37,500        287,500        $283,594     $1,113,281
Mark J. Mariani                     10,000       $349,300       49,166        140,834         691,399        610,476
Kenneth W. Sanders                      --             --       51,666        148,334         390,724        470,526
Andrew S. Sturner                       --             --       45,000        155,000         608,938        389,438
Thomas Jessiman                         --             --       20,000        130,000         203,750        406,875


DIRECTOR COMPENSATION

         The Company reimburses its directors for out-of-pocket expenses incurred in connection with their rendering of services as directors. The Company currently does not pay cash fees to its directors for attendance at meetings. Non-employee directors are eligible to receive options under the 1997 Plan.

      On June 11, 1998, the Compensation Committee granted an option to purchase 3,000 shares of common stock to each of Messrs. Hogan, Horrow, Nibley, Schulhof and Walsh at an exercise price of $29.44 per share. As a result of a significant decline in the market price of the Company's Common Stock during the third quarter of 1998, the Compensation Committee of the Board of Directors amended these options on September 16, 1998 to reduce their exercise prices to the market value of the Common Stock on such date ($14.0625 per share). None of the other terms of the options so amended were affected and none of such options were exercisable as of March 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee is comprised of Gerry Hogan, Michael Levy and Sean McManus. Mr. Levy is an executive officer of the Company. Mr. Levy does not participate in discussions or decisions regarding his own compensation or performance appraisals.

EMPLOYMENT AGREEMENTS

      The Company has entered into an employment agreement with Michael Levy, pursuant to which he will serve as Chairman of the Board, President and Chief Executive Officer through December 31, 2003, subject to extension or renewal. Mr. Levy will receive an annual base salary of at least $300,000 and such bonuses as may be awarded from time to time by the Board or any compensation committee thereof. Pursuant to the agreement, the Company shall grant Mr. Levy options to purchase at least 150,000 shares of Common Stock during each calendar year of his employ at exercise prices to be determined at the time of grant. If the agreement is terminated by the Company other than by reason of death, Disability (as defined in the agreement) or Cause (as defined in the agreement), or by Mr. Levy for Good Reason (generally defined as a material breach by the Company of the agreement), the Company will pay to Mr. Levy within five days of such termination an amount equal to the sum of Mr. Levy's accrued base salary and vacation pay through the date of termination, a pro rata portion of his most recent bonus pay and an amount equal to the greater of two times his current annual base salary or the amount of base salary that would have been payable to him for the remainder of the term of the agreement. The agreement prohibits Mr. Levy from competing with the Company during his employment and for a period of two years after termination of his employment.

      The Company has entered into a three-year employment agreement with Kenneth W. Sanders pursuant to which he will serve as Chief Financial Officer through September 2000. Mr. Sanders will receive an annual base salary of $210,000, subject to annual review for merit increases, and such bonuses as may be awarded from time to time by the Board or any compensation committee thereof. Upon commencement of his employment, the Company granted Mr. Sanders options to purchase 80,000 shares of Common Stock at an exercise price of $8.00 per share. If the agreement is terminated by the Company other than by reason of death, Disability (as defined) or Cause (as defined), or by Mr. Sanders for Good Reason (generally defined as a material breach by the Company of the agreement), the Company will continue to pay Mr. Sanders for a period of six months (one year, if such termination is within one year following a change in control) his base salary plus, an additional amount not to exceed $105,000 depending on the value during such six-month period of the stock options granted to him. In addition, all unvested stock options held by Mr. Sanders at the time his employment is terminated will immediately vest and become exercisable for a period of one year following the date of termination. The agreement prohibits Mr. Sanders from competing with the Company during his employment and for a period of two years after termination of his employment.

      The Company has also entered into an agreement with each of Mark J. Mariani, Andrew S. Sturner and Thomas Jessiman, whereby the Company has agreed to provide each of Messrs. Mariani, Sturner and Jessiman with certain compensation in the event any of such person's employment is terminated by the Company without Cause. If any of such person's employment is terminated without Cause, the Company will continue to pay Messrs. Mariani, Sturner or Jessiman, as applicable, an amount equal to the installments of such person's base salary (at the rate in effect immediately prior to the date of termination) that would have been paid to such person had such employment not been so terminated for a period of (i) six months if such termination is either prior to a change of control or more than one year after a change of control or (ii) one year if such termination is within one year following a change of control. In addition, all unvested stock options held by Messrs. Mariani, Sturner or Jessiman, as applicable, at the time such employment is terminated will immediately vest and become exercisable for a period of one year following the date of termination.

STOCK PLANS

      1995 STOCK OPTION PLAN. The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors in August 1995 and approved by the Company's shareholders in March 1996. The 1995 Plan provides for the grant of "incentive stock options," within the meaning of the Internal Revenue Code, to employees and officers of the Company, and non-qualified stock options to employees, consultants, directors and officers of the Company. Up to 1,200,000 shares of Common Stock are authorized for issuance under the 1995 Plan. As of December 31, 1998, options to purchase a total of 735,278 shares of Common Stock at a weighted average exercise price of $4.86 were outstanding under the 1995 Plan (of which options to purchase approximately 385,193 shares were then exercisable).

      The 1995 Plan is administered by the Board of Directors, which has the authority to select the optionees and determine the terms of the options granted, including (i) the number of shares subject to each option, (ii) option exercise terms, (iii) the exercise price of the option (which in the case of an incentive stock option cannot be less that the fair market value of the Common Stock as of the date of grant), (iv) the duration of the option, and (v) the time, manner and form of payment upon exercise of an option. An option is not transferable by the optionholder except by will or by the laws of descent and distribution. Generally, no incentive stock option may be exercised more than three months following termination of employment, unless the termination is due to death or disability, in which case the option is exercisable for a maximum of twelve months after such termination or unless the termination is due to the employee's misconduct, in which case the option shall terminate immediately.

      1997 INCENTIVE COMPENSATION PLAN. The 1997 Incentive Compensation Plan (the "Incentive Plan") which is designed to assist the Company in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors and independent contractors (collectively, the "Participants") by enabling the Participants to acquire or increase a proprietary interest in the Company, as well as providing the Participants with annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value. Pursuant to the Incentive Plan, the Company may grant Participants stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, "Awards"). A committee comprised of at least two non-employee directors (the "Committee"), or in the absence thereof the Board of Directors, administers and interprets the Incentive Plan and is authorized to grant Awards to all eligible Participants.

      The total number of shares of Common Stock that may be subject to the granting of Awards under the Incentive Plan is equal to: (i) 3,000,000 shares, plus (ii) the number of shares with respect to Awards previously granted under the Incentive Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of Common Stock that are surrendered in payment of any Awards or any tax withholding requirements. As of December 31, 1998, options to purchase a total of 2,086,426 shares of Common Stock at a weighted average exercise price of $11.28 were outstanding under the Incentive Plan (of which options to purchase approximately 103,982 shares were then exercisable). As a result of a significant decline in the market price of the Company's Common Stock during the third quarter of 1998, certain options granted pursuant to the Incentive Plan had exercise prices substantially in excess of the market price of the Company's Common Stock. In order to ensure that such options continued to provide sufficient incentives to key employees to continue their meaningful efforts on behalf of the Company, in September 1998 the Company amended an aggregate of 230,000 outstanding options held by certain officers and directors to reduce their exercise prices to current market value, and in October 1998 the Company amended an aggregate of 625,382 outstanding options held by certain other employees of the Company to reduce their exercise prices to current market value. None of the other terms of the options so amended were affected and, as of March 31, 1999, 47,632 of such options were exercisable.

      The right of a Participant to exercise or receive a grant or settlement of an Award, and the timing thereof, may be subject to such performance conditions (including subjective individual goals) as may be specified by the Committee. In addition, the Incentive Plan authorizes specific annual incentive Awards, which represent a conditional right to receive cash, shares of Common Stock or other Awards upon achievement of certain pre-established performance goals and subjective individual goals during a specified fiscal year.

      Awards may be settled in the form of cash, shares of Common Stock, other Awards or other property in the discretion of the Committee. The Committee may condition any payment relating to an Award on the withholding of taxes and may provide that a portion of any shares of Common Stock or other property to be distributed will be withheld (or previously acquired shares of Common Stock or other property surrendered by the Participant) to satisfy withholding and other tax obligations. Awards granted under the Incentive Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the Participant's death, except that the Committee may, in its discretion, permit transfers for estate planning or other purposes subject to any applicable restrictions.

      The Incentive Plan also provides that each non-employee director who is not affiliated with or a designee of a beneficial owner of more than 5% of the Common Stock will automatically receive (i) an option to purchase 12,000 shares of Common Stock on the date of his or her election or appointment and (ii) on the date of the Company's annual meeting of stockholders, an option to purchase 3,000 shares of Common Stock. Such options have a term of 10 years and become exercisable at the rate of 25% per year commencing on the first anniversary of the date of grant; provided, however, that the options shall be fully exercisable in the event that, while serving as a director, the non-employee director dies, suffers a "disability," or "retires" (within the meaning of such terms as defined in the Incentive Plan). The per share exercise price of options granted to non-employee directors will be equal to the fair market value of a share of Common Stock on the date such option is granted. Unless otherwise extended in the sole discretion of the Compensation Committee, the unexercised portion of any formula option grant will become null and void (i) three months after the date on which the non-employee director ceases to be a director for any reason other than the non-employee director's willful misconduct or negligence, disability, death or retirement, (ii) immediately in the event of the non-employee director's willful misconduct or negligence, (iii) at the expiration of its original term if the non-employee ceases to be a director by reason or his or her retirement, or (iv) one year after the non-employee director ceases to be a director by reason of his or her disability or death.

      EMPLOYEE STOCK PURCHASE PLAN. The Company has reserved for issuance 500,000 shares of Common Stock under the Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan"). All eligible employees (as defined therein), other than holders of stock or options to purchase 5% or more of the Company's Common Stock, employed by the Company from time to time may elect to participate in the Purchase Plan. Under the Purchase

Plan, participants are granted a purchase right to acquire shares of Common Stock at semi-annual intervals, during 12-month offering periods, with the exception of the first period, which commenced on November 13, 1997 and ended on December 31, 1998. The purchase price for the shares under the Purchase Plan will be paid by the employee through periodic payroll deductions and/or lump sum payments not to exceed 25% of the participant's total annual compensation. The purchase price per share will be equal to 85% of the lower of (i) the fair market value of the Common Stock at the beginning of the offering period (which, in the case of the first offering period, was $8.00) or, if greater, the fair market value of the Common Stock on the date the participant enrolls in the Purchase Plan, or (ii) the fair market value per share of the Common Stock on the purchase date. In no event may a participant purchase more than $25,000 of Common Stock pursuant to the Purchase Plan in any calendar year. As of December 31, 1998, employees' contributions to the Purchase Plan aggregating approximately $2,325,751 had been applied to the purchase of 329,085 shares of Common Stock.

401(k) PLAN

      The Company maintains a 401(k) retirement savings plan (the "401(k) Plan"). All employees of the Company, meeting certain minimum eligibility requirements, are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (but not greater than a statutorily prescribed annual limit). The percentage elected by certain highly compensated participants may be required to be lower. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. As of December 31, 1998, the Company had not made any such contributions. All amounts contributed by employee participants in conformance with plan requirements and earnings on such contributions are fully vested at all times.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of March 31, 1999 by (a) each person known to the Company to own beneficially more than 5 percent of the Company's outstanding Common Stock, (b) each director who owns any such shares, (c) each Named Executive Officer who owns any such shares (see "Item 11. Executive Compensation -- Summary Compensation Table"), and (d) the directors and executive officers of the Company as a group:

                                                                                         COMMON STOCK
                                                                                    BENEFICIALLY OWNED (2)
                                                                                  ---------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                          SHARES              PERCENT
----------------------------------------                                          ------              -------
  CBS Corporation (3)......................................................     4,540,000                19.5%
  Massachusetts Financial Services Company (4).............................     2,451,107                11.0
  Thomas Cullen (5)........................................................     1,596,652                 7.1
  MediaOne Interactive Services, Inc.......................................     1,595,852                 7.1
  Michael Levy (6).........................................................     1,288,417                 5.7
  Joseph Lacob (7).........................................................       558,460                 2.5
  Andrew Nibley (8)........................................................       425,672                 1.9
  James C. Walsh (9).......................................................       160,000                  *
  Mark J. Mariani (10).....................................................        55,832                  *
  Kenneth Sanders (11).....................................................        41,082                  *
  Andrew S. Sturner (12)...................................................        32,238                  *
  Thomas Jessiman (13).....................................................        31,457                  *
  Richard B. Horrow (14)...................................................        24,750                  *
  Gerry Hogan (15).........................................................        20,000                  *
  Michael P. Schulhof (16).................................................         7,333                  *
  Sean McManus.............................................................           --                   *
  Fredric G. Reynolds......................................................           --                   *
  All directors and executive officers as a group (14 persons) (17)........     4,241,893                18.4


-----------------

 *   Less than 1%.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o SportsLine USA, Inc., 6340 N.W. 5th Way, Fort Lauderdale, Florida 33309. Except as otherwise indicated, such beneficial owners have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

(2) The number of shares of Common Stock deemed outstanding as of March 31, 1999 includes (i) 22,384,266 shares of Common Stock outstanding, and (ii) an aggregate of 1,524,619 shares issuable pursuant to options and warrants held by the respective person or group which may be exercised within 60 days thereafter ("presently exercisable stock options" and "presently exercisable warrants," respectively), as set forth below. Pursuant to the rules of the Securities and Exchange Commission, presently exercisable stock options and presently exercisable warrants are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(3) Reflects (i) 3,660,000 shares held of record and (ii) 880,000 shares subject to presently exercisable warrants. Does not include any additional shares of Common Stock and warrants to purchase Common Stock to be issued to CBS after March 31, 1999 pursuant to the CBS agreement. See "Certain Relationships and Related Transactions -- CBS Agreement." The address of CBS is 51 West 52nd Street, New York, New York 10019.

(4) This disclosure of Massachusetts Financial Services Company ("MFS") is based solely upon information set forth in MFS's Schedule 13G/A dated February 11, 1999. The address of MFS is 500 Boylston Street, Boston, MA 02116.

(5) Reflects (i) 800 shares held of record and (ii) 1,595,852 shares held of record by MediaOne of which Mr. Cullen is President. Mr. Cullen disclaims beneficial ownership of the shares held of record by MediaOne except to the extent of his pecuniary interest therein. The address of MediaOne and Mr. Cullen is 9000 East Nichols, Englewood, Colorado 80112.

(6) Reflects (i) 1,235,292 shares held of record and (ii) 53,125 shares issuable upon exercise of presently exercisable stock options. Excludes 271,875 shares issuable upon exercise of stock options held by Mr. Levy not exercisable within 60 days.

(7) Reflects (i) 63,803 shares held of record by Mr. Lacob, (ii) 6,602 shares held of record by a trust for the benefit of Mr. Lacob's children for which Mr. Lacob disclaims beneficial ownership and (iii) 158,055 shares held of record and 330,000 shares subject to presently exercisable warrants held by various funds associated with Kleiner Perkins Caufield & Byers of which Mr. Lacob is a general partner for which Mr. Lacob disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Lacob's address is 2750 Sand Hill Road, Menlo Park, California 94025.

(8) Reflects shares held of record by Reuters NewMedia of which Mr. Nibley is a director and President. Mr. Nibley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Reuters NewMedia and Mr. Nibley is 1700 Broadway, New York, New York 10019.

(9) Reflects (i) 74,000 shares held of record by Mr. Walsh, (ii) 74,000 shares subject to presently exercisable warrants held by Mr. Walsh and (iii) 6,000 shares held of record and 6,000 shares subject to presently exercisable warrants held by the children of Mr. Walsh.

(10) Reflects (i) 6,250 shares held of record and (ii) 49,582 shares issuable upon exercise of presently exercisable stock options. Excludes 130,418 shares issuable upon exercise of stock options held by Mr. Mariani not exercisable within 60 days.

(11) Reflects (i) 4,000 shares held of record and (ii) 37,082 shares issuable upon exercise of presently exercisable stock options. Excludes 137,918 shares issuable upon exercise of stock options held by Mr. Sanders not exercisable within 60 days.

(12) Reflects (i) 4,948 shares held of record and (ii) 27,290 shares subject to presently exercisable stock options. Excludes 147,710 shares issuable upon exercise of stock options held by Mr. Sturner not exercisable within 60 days.

(13) Reflects (i) 6,250 shares held of record and (ii) 25,207 shares subject to presently exercisable stock options. Excludes 124,793 shares issuable upon exercise of stock options held by Mr. Jessiman not exercisable within 60 days.

(14) Reflects (i) 6,750 shares held of record by Mr. Horrow, (ii) 3,000 shares owned by a corporation wholly-owned by Mr. Horrow and (iii) 15,000 shares subject to presently exercisable warrants. Excludes 5,000 shares issuable upon exercise of warrants and 3,000 shares issuable upon exercise of stock options held by Mr. Horrow that are not exercisable within 60 days.

(15) Reflects 20,000 shares issuable upon exercise of presently exercisable warrants. Excludes 20,000 shares issuable upon exercise of warrants and 3,000 shares issuable upon exercise of stock options held by Mr. Hogan that are not exercisable within 60 days.

(16) Reflects 7,333 shares issuable upon exercise of presently exercisable options. Excludes 15,667 shares issuable upon exercise of stock options held by Mr. Schulhof that are not exercisable within 60 days.

(17) Includes the information in the notes herein, as applicable. Reflects (i) 3,597,274 shares held of record, (ii) 199,619 shares subject to presently exercisable stock options and (iii) 445,000 shares subject to presently exercisable warrants. Excludes (i) 834,381 shares issuable upon exercise of stock options and (ii) 25,000 shares issuable upon exercise of warrants not exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      CBS AGREEMENT. In March 1997, the Company entered into a strategic alliance with CBS pursuant to which CBS acquired a minority ownership interest in the Company and the Company's flagship Web site was renamed "cbs.sportsline.com". The agreement provides for cbs.sportsline.com to receive, among other things, extensive network television advertising and on-air promotion during the term of the agreement, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona 500. In addition, the Company has the right to use certain CBS logos and television-related sports content on cbs.sportsline.com and in connection with the operation and promotion of that Web site. CBS and the Company will seek to maximize revenue through a joint advertising sales effort and by creating merchandising opportunities. The agreement also provides the Company access to certain CBS television-related sports content and the potential to create distribution and revenue opportunities with more than 200 CBS affiliates throughout the United States. In addition, under the terms of the agreement, the Company and CBS will share advertising revenue on pages of cbs.sportsline.com that relate to certain CBS broadcast sports events or that contain CBS content.

      In February 1999, the Company amended its agreement with CBS to extend the term of the agreement for five years,through 2006. Commencing with calendar year 1999, CBS will provide advertising and promotion in accordance with a fixed promotion schedule. The Company accelerated the issuance to CBS of 1,052,937 shares of Common Stock and warrants to purchase 760,000 shares of Common Stock, which originally were to be issued in 2000 and 2001. The Company also issued to CBS new warrants to purchase 1,200,000 shares of Common Stock, which vest on various dates through January 2001, and agreed to issue to CBS on specified issue dates for each of the sixth through tenth contract years Common Stock having a fair market value of $20 million on each such issue date. In addition, a revenue sharing provision which required the Company to pay CBS a percentage of certain advertising revenues was replaced with a new revenue sharing formula based on specified percentages of the Company's "Net Revenue" (as defined in the agreement).

      REUTERS NEWMEDIA AGREEMENT. In March 1996, the Company and Reuters NewMedia entered into an agreement pursuant to which the Company agreed to provide Reuters NewMedia a 60-day exclusive negotiation period with respect to
(i) the provision of non-U.S. sports news and information for any Internet, wireless or other proprietary online service marketed to foreign countries or regions that the Company considers launching, (ii) the branding of such service and (iii) an investment in such service. The Company also agreed to provide Reuters NewMedia a reasonable opportunity to match the terms for such an agreement offered by another party if such terms are equivalent or less favorable to the Company than those offered by Reuters NewMedia. The Company also agreed (i) subject to technological feasibility, to negotiate an agreement to develop a customized version of cbs.sportsline.com available only to Reuters NewMedia subscribers through a Reuters NewMedia product, (ii) to grant Reuters NewMedia the exclusive right to redistribute the Company's news and information content within a Reuters NewMedia product as part of a sports news service, subject to negotiation of royalties and the agreement of the Company's third party content providers and (iii) to provide Reuters NewMedia an opportunity to license to the Company content specifically related to sports outside the United States, if such content is already owned, licensed or produced by Reuters NewMedia, and to license such content from Reuters NewMedia if its proposal is equivalent to or better than proposals received from third parties.

      HORROW CONSULTING AGREEMENT. In September 1994, the Company and Horrow Sports Ventures, an entity owned by Richard Horrow, a director of the Company, entered into a consulting agreement that, among other things, provides for Horrow Sports Ventures and Mr. Horrow to assist the Company in obtaining access to representatives of professional sports leagues, college sports associations and television networks and developing strategic, promotional and marketing plans. In consideration of the services rendered pursuant to the agreement, Mr. Horrow received warrants to purchase 10,000 shares of Common Stock at an exercise price of $5.00 per share in August 1994 and received warrants to purchase an additional 10,000 shares of Common Stock at an exercise price of $5.00 per share in January 1997. Horrow Sports Ventures currently receives a consulting fee of $5,000 per month.

      SCHULHOF CONSULTING AGREEMENT. In June 1996, the Company and Michael P. Schulhof entered into a two year consulting agreement that provides for Mr. Schulhof to consult with and advise the Company from time to time with respect to corporate, business and marketing strategy. In consideration of the services rendered pursuant to the agreement, Mr. Schulhof received warrants to purchase 40,000 shares of Common Stock at an exercise price of $5.00 per share in 1994 and received warrants to purchase an additional 8,000 shares of Common Stock at an exercise price of $8.00 per share in December 1997.

      PLANNED LICENSING AGREEMENT. In August 1994, the Company and Planned Licensing, Inc., a wholly owned subsidiary of Namanco Productions, Inc. ("Planned Licensing"), entered into a five-year agreement pursuant to which Planned Licensing agreed to cause Joe Namath to provide certain services for the Company, including endorsements of the Company's products. James C. Walsh, a director of the Company, is the president and sole stockholder of Namanco Productions, Inc. The Company has the right to renew the agreement for three additional five-year terms. Under the agreement, the Company is obligated to pay Planned Licensing royalties equal to $0.15 per month for each individual who becomes a member during the initial term of the agreement and remains a member for three months, and, during each renewal term, $0.15 per month for each new member, or $0.05 per month if the total royalties during the last calendar year prior to the renewal term were more than $500,000. The royalties paid to Planned Licensing for the years ended December 31, 1996, 1997 and 1998 were $18,645, $49,967 and $78,834, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPORTSLINE USA, INC.

                                   By: /s/ Michael Levy
                                       -------------------------------------
                                       Michael Levy
 April 28, 1999                        President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:


SIGNATURE                                TITLE                                          DATE
---------                                -----                                          ----

/s/ Michael Levy                         President, Chief Executive Officer and         April 28, 1999
--------------------------------         Director (principal executive officer)
Michael Levy


/s/ Kenneth W. Sanders                   Chief Financial Officer                        April 28, 1999
--------------------------------         (principal financial and accounting officer)
Kenneth W. Sanders


/s/ Thomas Cullen                        Director                                       April 28, 1999
--------------------------------
Thomas Cullen


/s/ Gerry Hogan                          Director                                       April 28, 1999
--------------------------------
Gerry Hogan


/s/ Richard B. Horrow                    Director                                       April 28, 1999
--------------------------------
Richard B. Horrow


/s/ Joseph Lacob                         Director                                       April 28, 1999
--------------------------------
Joseph Lacob


/s/ Sean McManus                         Director                                       April 28, 1999
--------------------------------
Sean McManus




/s/ Fredric G. Reynolds                  Director                                       April 28, 1999
--------------------------------
Fredric G. Reynolds


/s/ Andrew Nibley                        Director                                       April 28, 1999
--------------------------------
Andrew Nibley


/s/ Michael P. Schulhof                  Director                                       April 28, 1999
--------------------------------
Michael P. Schulhof


/s/ James C. Walsh                       Director                                       April 28, 1999
--------------------------------
James C. Walsh

