Form 10-Q
period 1999-03-31
SPORTSLINE USA INC
filed 1999-05-17
CIK 945688

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        (MARK ONE) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD MARCH 31, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Number of shares of common stock outstanding as of May 11, 1999:
22,428,132

                               Page 1 of 16 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS


                                                                                 PAGE
                                                                                 ----

Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.........    3

Consolidated Statements of Operations
    for the three months ended March 31, 1999 and 1998.........................    4

Consolidated Statements of Changes in Shareholders' Equity
    for the three months ended March 31, 1999..................................    5

Consolidated Statements of Cash Flows
    for the three months ended March 31, 1999 and 1998.........................    6

Notes to Consolidated Financial Statements.....................................    7

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)

                                  (UNAUDITED)


                                                                                    March 31,          December 31,
                                                                                      1999                1998
                                                                                      ----                ----
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...................................................    $ 160,416           $  31,684
   Marketable securities .......................................................       37,541              27,391
   Deferred advertising and content costs ......................................       20,038               5,413
   Accounts receivable .........................................................        7,054               5,051
   Prepaid expenses and other current assets ...................................        7,247               5,181
                                                                                    ---------           ---------
       Total current assets ....................................................      232,296              74,720

PROPERTY AND EQUIPMENT, net ....................................................        6,227               5,367
NONCURRENT MARKETABLE SECURITIES ...............................................       26,427              26,167
RESTRICTED CASH EQUIVALENTS ....................................................       13,039              13,038
NONCURRENT DEFERRED ADVERTISING AND CONTENT - CBS ..............................       41,681                  --
NONCURRENT DEFERRED ADVERTISING -AOL ...........................................       11,500              13,417
OTHER ASSETS ...................................................................        8,990               4,946
                                                                                    ---------           ---------

                                                                                    $ 340,160           $ 137,655
                                                                                    =========           =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................................    $   1,929           $   2,545
   Accrued liabilities .........................................................        6,692               5,334
   Current portion of capital lease obligations ................................          265                 265
   Deferred revenue ............................................................        1,817               2,067
                                                                                    ---------           ---------
        Total current liabilities ..............................................       10,703           $  10,211


CAPITAL LEASE OBLIGATIONS, net of current portion ..............................          143                 207
ACCRUED AOL OBLIGATION .........................................................        8,274               8,274
CONVERTIBLE SUBORDINATED NOTES .................................................      150,000                  --
                                                                                    ---------           ---------
        Total liabilities ......................................................      169,120              18,692
                                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
       issued and outstanding as of March 31, 1999 and December 31, 1998 .......           --                  --
   Common stock, $0.01 par value, 50,000,000 shares authorized,
        22,384,266 and 20,300,785 issued and outstanding as of
        March 31, 1999 and December 31, 1998, respectively .....................          224                 203
   Additional paid-in capital ..................................................      273,245             211,061
   Accumulated deficit .........................................................     (102,429)            (92,301)
                                                                                    ---------           ---------
       Total shareholders' equity ..............................................      171,040             118,963
                                                                                    ---------           ---------

                                                                                    $ 340,160           $ 137,655
                                                                                    =========           =========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (amounts in thousands except share data)

                                  (UNAUDITED)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                       1999                 1998
                                                                                       ----                 ----

REVENUE ........................................................................    $    11,057         $     6,789
COST OF REVENUE ................................................................          5,383               4,414
                                                                                    -----------         -----------

GROSS MARGIN ...................................................................          5,674               2,375
                                                                                    -----------         -----------
OPERATING EXPENSES:
  Product development ..........................................................            357                 389
  Sales and marketing ..........................................................          6,786               4,363
  General and administrative ...................................................          3,861               3,214
  Depreciation and amortization ................................................          5,844               3,829
                                                                                    -----------         -----------

            Total operating expenses ...........................................         16,848              11,795
                                                                                    -----------         -----------

LOSS FROM OPERATIONS ...........................................................        (11,174)             (9,420)
INTEREST EXPENSE ...............................................................           (186)                (27)
INTEREST AND OTHER INCOME, net .................................................          1,232                 441
                                                                                    -----------         -----------

NET LOSS .......................................................................    $   (10,128)        $    (9,006)
                                                                                    ===========         ===========
NET LOSS PER SHARE - BASIC AND DILUTED .........................................    $     (0.47)        $     (0.56)
                                                                                    ===========         ===========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC AND DILUTED ............................................................     21,694,499          16,087,874
                                                                                    ===========         ===========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (amount in thousands except share data)

                                  (UNAUDITED)


                                                     COMMON STOCK             ADDITIONAL       ACCUMULATED
                                                 SHARES        AMOUNT      PAID-IN CAPITAL       DEFICIT         TOTAL
                                                 ------        ------      ---------------       -------         -----

Balances at December 31, 1998                   20,300,785      $203          $211,061         $ (92,301)        $118,963

    Noncash issuance of common stock
      and warrants pursuant to CBS agreement     1,611,925        17            59,671                --           59,688

    Net proceeds from exercise of warrants         243,800         2             1,395                --            1,397

    Issuance of common stock from exercise
      of employee options                          227,756         2             1,118                --            1,120

    Net loss                                            --        --                --           (10,128)         (10,128)
                                                ----------      ----          --------         ---------         --------
Balances at March 31, 1999                      22,384,266      $224          $273,245         $(102,429)        $171,040
                                                ==========      ====          ========         =========         ========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (amount in thousands except for share data)

                                  (UNAUDITED)


                                                                                                            Three Months Ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                           1999          1998
                                                                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................................................         $ (10,128)    $  (9,006)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .........................................................             5,844         3,829
        Provision for doubtful accounts .......................................................                51            33
            Changes in operating assets and liabilities:
            Accounts receivable ...............................................................            (2,054)       (1,262)
            Prepaid expenses and other current assets .........................................            (1,497)         (119)
            Accounts payable ..................................................................              (616)       (1,120)
            Accrued liabilities ...............................................................             1,358         2,472
            Deferred revenue ..................................................................              (250)         (460)
                                                                                                        ---------     ---------

           Net cash used in operating activities ..............................................            (7,292)       (5,633)
                                                                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities, net ...................................................           (10,150)          (19)
    Purchases of property and equipment .......................................................            (1,721)         (592)
    Net (increase) decrease of restricted certificates of deposit .............................                (1)          139
                                                                                                        ---------     ---------

           Net cash used in investing activities ..............................................           (11,872)         (472)
                                                                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock and exercise of common
       stock warrants and options .............................................................             2,517         4,188
    Proceeds from issuance of convertible subordinated notes, net of costs ....................           145,443            --
    Repayment of capital lease obligations and long term borrowings ...........................               (64)         (771)
                                                                                                        ---------     ---------

           Net cash provided by financing activities ..........................................           147,896         3,417
                                                                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents ..........................................           128,732        (2,688)
CASH AND CASH EQUIVALENTS, beginning of period ................................................            31,684        32,482
                                                                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of period ......................................................         $ 160,416     $  29,794
                                                                                                        =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Noncash issuance of common stock and common stock warrants pursuant to CBS agreement ......         $  59,688     $  11,897
                                                                                                        =========     =========
    Equipment acquired under capital leases ...................................................                --     $      76
                                                                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ....................................................................         $      19     $      27
                                                                                                        =========     =========


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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of SportsLine USA, Inc. and its subsidiaries (the "Company"). The consolidated financial statements include the financial position and results of operations of GolfWeb, which the Company acquired in January 1998. GolfWeb is an Internet company that provides golf-related content, interactive entertainment, membership services and merchandise through its golfweb.com site, and its international Web sites targeted to golf enthusiasts in Japan, the United Kingdom, Canada and Australia. The consolidated financial statements also include the financial position and results of operations of International Golf Outlet, Inc., acquired in June 1998. The Company accounted for this transaction using the purchase method of accounting. The purchase resulted in goodwill of $1,960,000 which is included in other assets in the Company's consolidated balance sheet. Such goodwill is being amortized over an estimated life of ten years. In the quarter ending March 31, 1999, $51,000 was amortized to expense.

         In the opinion of management, the unaudited consolidated interim financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

PER SHARE AMOUNTS

         Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 7,101,156 and 3,714,139 options and warrants outstanding at March 31, 1999 and 1998, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted earnings per share because to do so would have been antidilutive for all periods presented.

REVENUE BY TYPE

         Revenue by type for the three months ended March 31, 1999 and 1998 is as follows:

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                                    MARCH 31,

                                                             1999              1998
                                                             ----              ----

Advertising........................................        $ 5,888           $ 4,419
E-commerce.........................................          2,221               467
Membership and premium services....................          1,340             1,009
Content licensing and other........................          1,608               894
                                                           -------           -------
                                                           $11,057           $ 6,789
                                                           =======           =======

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 18% and 15% of total revenue for the three months ended March 31, 1999 and 1998, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued which was adopted by the Company as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive loss is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Comprehensive loss equals the net loss for all periods presented.

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

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in the statement of operations unless specific hedge

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

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

         Effective as of October 1, 1998, the Company and America Online, Inc. ("AOL") entered into an agreement ("the AOL Agreement"), which has an initial term of three years, subject to extension for up to two additional three-year terms at the option of AOL under certain circumstances. Under the AOL Agreement, the Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com will also be the premier national sports partner with a presence on all Digital City local services, currently serving 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, SportsLine WorldWide will be the premier global provider of country-specific sports content to all of AOL's international services, and the Company will be the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service. The Company (i) paid AOL cash in the amount of $8 million, (ii) issued AOL 550,000 shares of Common Stock and (iii) granted AOL warrants to purchase an additional 900,000 shares of Common Stock at exercise prices ranging from $20 to $40 per share, 450,000 of which are subject to vesting based on the Company's achievement of specified revenue thresholds. Furthermore, the Company has agreed to make a payment to AOL, provided, that AOL holds and does not sell any of such shares for a period of two years, if AOL is not able to realize at least $15 million from the sale of the 550,000 shares of Common Stock issued to it, at the end of such two-year period (the "AOL Obligation"). The Company accrued a liability of approximately $8,274,000 for the payment that may be required based on the value of the Company's stock at inception of the AOL agreement and placed in escrow cash and cash equivalents of approximately $12,500,000 to be restricted as security for the AOL Obligation. On a pro forma basis, as of March 31, 1999, had AOL sold the shares of the Company's common stock issued under the AOL Agreement pursuant to the provisions of the stock liability, the Company would have recorded a non-recurring gain of approximately $8,274,000. The ultimate amount of any such accrued AOL Obligation will be determined upon future sale of such shares by AOL. In addition, AOL will be eligible to share in direct revenues attributable to AOL promotion of Company offerings on AOL brands once certain thresholds specified in the agreement have been met. Over the three-year agreement, the Company will receive a number of guaranteed impressions on AOL's commercial online services and Web sites.

         In March 1999, the Company completed an offering of 5% Convertible Subordinated Notes due 2006 in the amount of $150 million of aggregate principal (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes are convertible, at the holders option, into the Company's common stock at an initial conversion rate of 15.355 shares of common stock per $1000 principal amount of Convertible Subordinated Notes (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1999. The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Subordinated Notes indenture) of the Company. The Convertible Subordinated Notes may not be redeemed by the Company prior to April 2, 2002. Thereafter, the Convertible Subordinated Notes will be redeemable at the option of the Company, in whole or part, at the redemption prices set forth in the Convertible Subordinated Notes indenture. As of March 31, 1999, the Company had no material indebtedness outstanding that would have constituted Senior Indebtedness. The Indenture will not limit the amount of additional indebtedness, including Senior Indebtedness, which the Company can create, incur, assume, or guarantee, nor will the Indenture limit the amount of indebtedness which any subsidiary of the Company can create, incur, assume or guarantee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company's products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company's Securities and Exchange Commission filings, including those discussed under the caption "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

RECENT DEVELOPMENTS

         In February 1999, the Company amended its 1997 agreement with CBS to extend the original term of the agreement for five years, through 2006. Commencing with calendar year 1999, CBS will provide advertising and promotion in accordance with a fixed promotion schedule. The Company accelerated the issuance to CBS of 1,052,937 shares of Common Stock and warrants to purchase 760,000 shares of Common Stock, which originally were to be issued in 2000 and 2001. The Company also issued to CBS new warrants to purchase 1,200,000 shares of Common Stock, which vest on various dates through January 2001, and agreed to issue to CBS on specified dates for each of the sixth through tenth contract years Common Stock having a fair market value of $20.0 million on each issue date. In addition, a revenue sharing provision which required the Company to pay CBS a percentage of certain advertising revenue was replaced with a new revenue sharing formula based on specified percentages of the Company's "Net Revenue" (as defined in the agreement).

         In March 1999, the Company completed an offering of 5% Convertible Subordinated Notes due 2006 in the amount of $150 million of aggregate principal (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes are convertible, at the holders option, into the Company's common stock at an initial conversion rate of 15.355 shares of common stock per $1000 principal amount of Convertible Subordinated Notes (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1999. The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Subordinated Notes indenture) of the Company. The Convertible Subordinated Notes may not be redeemed by the Company prior to April 2, 2002. Thereafter, the Convertible Subordinated Notes will be redeemable at the option of the Company, in whole or part, at the redemption prices set forth in the Convertible Subordinated Notes indenture. As of March 31, 1999, the Company had no material indebtedness outstanding that would have constituted Senior Indebtedness. The Indenture will not limit the amount of additional indebtedness, including Senior Indebtedness, which the Company can create, incur, assume, or guarantee, nor will the Indenture limit the amount of indebtedness which any subsidiary of the Company can create, incur, assume or guarantee. Net proceeds of this offering will be used for working capital and other general corporate purposes, including expansion of the Company's marketing and advertising sales efforts, international expansion and capital expenditures.

         In April 1999, the Company entered into a five-year agreement with PGA Tour, Inc., which will combine the editorial, promotional and marketing resources of the PGA Tour and the Company. The new site, Golfweb@PGATOUR.com, is expected to debut in July 1999 and will offer the most extensive offering of golf content, tournament coverage, real-time scoring, merchandising and interactive features to golf fans on the internet. The Company paid PGA Tour an up-front licensing fee of $8.5 million and the two parties will share all revenue generated from the site for advertising, sponsorships, PGA merchandise, content licensing/syndication and any other revenue generating activities.

         In May 1999, the Company formed a new subsidiary, SportsLine Europe Limited, which will provide content, community and e-commerce to sports enthusiasts throughout Europe. SportsLine USA will own approximately 80% of SportsLine Europe, and Intel Corporation, MediaOne Ventures, a division of MediaOne Group, and Reuters have acquired minority interests in the new entity. SportsLine Europe has agreed to acquire sportsweb.com, a United Kingdom based sports website, from Reuters. SportsLine Europe will incorporate sportsweb.com into its network of sites. SportsLine Europe will launch during the summer of 1999.

RESULTS OF OPERATIONS

Revenue

         Total revenue for the quarter ended March 31, 1999 and 1998 was $11,057,000 and $6,789,000, respectively. The increase in revenue was primarily due to increased advertising sales, as well as increased revenue from the sale of merchandise, memberships and premium service fees and content licensing. Advertising revenue for the three months ended March 31, 1999 and 1998 represented 53% and 65%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. During 1998, the Company increased its sales efforts, including expanding its sales force by increasing the staff of the sales offices in New York City, San Francisco, Chicago, Los Angeles and Detroit. In addition to increased sales efforts, the number of impressions available on the Company's Web sites increased as more content was produced. Membership and premium services revenue increased $331,000 in the three months ended March 31, 1999 compared to the same period in 1998. Basic membership revenue increased in each period as a result of additional member signups and retention. The Company had approximately 57,000 and 54,500 paying members as of March 31, 1999 and 1998, respectively. In January 1999, the Company launched "SportsLine Rewards", a program which offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items. Premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as an increased number of premium products. In August 1998, membership prices were increased for the Company's vegasinsider.com site. E-commerce revenue increased 376% to $2,221,000 in the three months ended March 31, 1999 from $467,000 for the three months ended March 31, 1998. The principal contributing factors to increased e-commerce revenue were the NCAA Basketball Tournament and the Super Bowl. These special events helped drive the increases in both advertising and e-commerce revenue. Content licensing and other revenue increased by $714,000 in the three months ended March 31, 1999 compared to the same period in 1998. This was in part due to increased revenue as a result of the AOL agreement. Other content revenue was also generated by a new content licensing agreement with Excite pursuant to which a cobranded site was launched in February 1999. As of March 31, 1999, the Company had deferred revenue of $1,817,000 relating to cash or receivables for which services had not yet been provided.

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 18% and 15% of total revenue for the three months ended March 31, 1999 and 1998, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

Cost of Revenue

         Cost of revenue for the three months ended March 31, 1999 and 1998 was $5,383,000 and $4,414,000, respectively. The increase in cost of revenue was primarily the result of increased merchandise costs due to higher merchandise sales and content fees incurred. During the first quarter of 1999, the Company increased its editorial and operations staff to support the production of sports-related information and programming on the Company's Web sites and the content requirements under the AOL Agreement. The Company anticipates that total cost of revenue will continue to grow as it increases staffing to expand its services, increases its merchandising efforts and incurs higher content and royalty fees, and as the Company requires more bandwidth from its Internet service providers. As a percentage of revenue, cost of revenue decreased to 49% for the three months ended March 31, 1999 from 65% for the three months ended March 31, 1998.

Operating Expenses

         Product Development. For the three months ended March 31, 1999 and 1998, product development costs were $357,000 and $389,000, respectively. During 1998, Golfweb product development and personnel were consolidated with the Company's existing staff, and redundancies were eliminated. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest significant resources in product development. As a percentage of revenue, product development expense decreased to 3% for the three months ended March 31, 1999 from 6% for the three months ended March 31, 1998.

         Sales and Marketing. For the three months ended March 31, 1999 and 1998, sales and marketing expense was $6,786,000 and $4,363,000, respectively. The increase in sales and marketing expense was primarily the result of the growth in the number of personnel and related costs and increased advertising on other Web sites. Also in February 1999, the Company entered into a new agreement with Netscape which resulted in additional advertising expense. Barter transactions accounted for approximately 29% and 24% of sales and marketing expense for the three months ended March 31, 1999 and 1998. The increase in the proportionate amount of barter expense was due to the barter of content licensing for advertising during 1999 and 1998. As a percentage of revenue, sales and marketing expense decreased to 61% for the three months ended March 31, 1999 from 64% for the three months ended March 31, 1998.

         General and Administrative. General and administrative expense for the three months ended March 31, 1999 and 1998 was $3,861,000 and $3,214,000, respectively. The increase in general and administrative expense in each period was primarily attributable to salary and related expenses for additional personnel and increases in rent and occupancy expense. The Company increased general and administrative expense in order to develop and maintain the administrative infrastructure necessary to support the growth of its business. As a percentage of revenue, general and administrative expense decreased to 35% for the three months ended March 31, 1999 from 47% for the three months ended March 31, 1998.

         Depreciation and Amortization. Depreciation and amortization expense was $5,844,000 and $3,829,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in depreciation and amortization expense was primarily due to the amortization of amounts related to the Company's agreements with CBS and AOL and to a lesser extent additional property and equipment. The CBS agreement was amended in February 1999, which resulted in the acceleration of the issuance of stock and warrants to CBS, resulting in increased amortization expense in the first quarter of 1999. In future periods, the Company anticipates total amortization expense to increase as a result of additional amortization expense related to the shares and warrants issued under the new AOL and CBS agreements.

         Under the Company's agreement with CBS, the Company issued shares of Common Stock and warrants to purchase Common Stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS Logos and television-related sports content. The value of the advertising and content will be recorded annually in the balance sheet as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Total expense under the CBS agreement was $3,381,000 for the three months ended March 31, 1999 and will be $10,715,000 for the remainder of 1999.

      Under the Company's agreement with AOL, which was effective upon expiration of the prior agreement in October 1998, the Company issued shares of Common Stock and warrants to purchase Common Stock and made a cash payment in consideration of AOL's advertising and promotional efforts. The value of the advertising has been recorded on the balance sheet as deferred advertising costs and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the AOL agreement was $1,250,000 for the three months ended March 31, 1999 and will be $3,750,000 for the remainder of 1999.

         Interest Expense. Interest expense was $186,000 for the three months ended March 31, 1999 compared to $27,000 for the three months ended March 31, 1998. The increase in interest expense was primarily due to the interest recorded on the Convertible Subordinated Notes which were issued on March 24, 1999 (see "Recent Developments").

         Interest and Other Income, Net. Interest and other income, net for the three months ended March 31, 1999 was $1,232,000 compared to $441,000 for the three months ended March 31, 1998. The increase was primarily attributable to the higher average balance of cash and cash equivalents and marketable securities resulting from the investment of the proceeds from the Company's April 1998 public equity offering and the Company's March 1999 Convertible Subordinated Note offering.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company's primary source of liquidity consisted of $160,416,000 in cash and cash equivalents, an increase of $128,732,000 from December 31, 1998. Short term marketable securities at March 31, 1999, totaled $37,541,000, an increase of $10,150,000 from December 31,
1998. The Company invests its excess cash predominantly in instruments that are highly liquid, of high investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating and investment purposes. On March 24, 1999, the Company sold $150,000,000 of 5% Convertible Subordinated Notes due 2006. The total net proceeds from this offering was approximately $145,443,000.

         The Company has obtained revolving credit facilities that provide for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of March 31, 1999, the Company owed $408,000 under these facilities.

         As of March 31, 1999, current deferred advertising and content costs totaled $20,038,000 and long-term deferred advertising and content costs totaled $53,181,000, which represented costs related to the CBS and AOL agreements. These amounts will be amortized to depreciation and amortization expense over the terms of each agreement. Accrued liabilities totaled $6,692,000 as of March 31, 1999, an increase of $1,358,000 from December 31, 1998, primarily due to increases in accruals for advertising, professional fees, and the employee stock purchase plan.

         Net cash used in operating activities was $7,292,000 and $5,633,000 for the three months ended March 31, 1999 and 1998, respectively. The principal uses of cash for all periods were to fund the Company's net losses from operations, partially offset by increases in depreciation and amortization and accrued liabilities.

         Net cash used in investing activities was $11,872,000 and $472,000 for the three months ended March 31, 1999 and 1998, respectively. The principal uses of cash in investing activities was for the purchase of current and noncurrent marketable securities and for purchases of property and equipment.

         Net cash provided by financing activities was $147,896,000 and $3,417,000 for the three months ended March 31, 1999 and 1998, respectively. Financing activities consisted principally of the issuance of the Convertible Subordinated Notes.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $3.5 million of property and equipment during the remainder of 1999, primarily computer equipment and furniture and fixtures. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.


         The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next 24 to 36 months. However, the Company expects to continue to incur significant operating losses for at least the next 24 to 36 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

         The Company has retained a consulting firm to help assess the Company's Year 2000 compliance. The assessment is currently being conducted in four phases, the first two of which have been completed. During Phase One the Company analyzed facilities, applications, network, distributed computing, infrastructure, and data in order to determine the size, scope, and complexity of the Company's exposure to Year 2000. During Phase Two specific strategies required to bring exposure areas into compliance were formulated. Additionally, during Phase Two, the Company began interviewing hardware, software, market feed, and firmware vendors for Year 2000 compliance plans. The results of the first and second phases were used to develop a compliance/renovation approach, budget, and project plan which includes an analysis of compliance strategies, cost parameters and timelines. During Phase Three, which is currently in process, the Company will complete the renovations of software and applications, implement hardware patches, develop project contingencies and complete final testing. Phase Four will complete the process with the development of a contingency plan for any hardware or software failure. This phase is scheduled to begin in June 1999. The Company expects to be substantially Year 2000 compliant by the end of June 1999 with respect to its mission-critical computing infrastructure, associated applications, and strategic vendors/suppliers.

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

SEASONALITY

         The Company expects that its revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the World Cup events, although such events do not occur every year. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse affect on the Company's business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued which was adopted by the Company as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive loss is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Comprehensive loss equals the net loss for all periods presented.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During the three months ended March 31, 1999, there were no material developments in previously reported litigation involving the Company.

ITEM 2.  CHANGE IN SECURITIES

SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED MARCH 31, 1999

         During the three months ended March 31, 1999, the Company issued and sold the following securities without registration under the Securities Act:

         In January 1999, the Company issued to CBS 558,988 shares of Common stock and warrants to purchase 380,000 shares of Common Stock. In February 1999, the Company amended the 1997 agreement to extend the original term of the agreement for five years, through 2006. The Company accelerated the issuance to CBS of 1,052,937 shares of Common Stock and warrants to purchase 760,000 shares of Common Stock, which originally were to be issued in 2000 and 2001. The Company also issued to CBS new warrants to purchase 1,200,000 shares of Common Stock, which vest on various dates through January 2001, and agreed to issue to CBS on Specified issue dates for each of the sixth through tenth contract years Common Stock having a fair market value of $20.0 million on each issue date.

         The consideration given to such shares and warrants consisted of licenses to CBS logos and content and CBS's agreement to provide the Company specified minimum amounts of advertising and promotion.

         In February 1999, the Company issued 884 shares of Common Stock to Lighthouse Capital, Inc. pursuant to a cashless exercise of a warrant in accordance with its terms.

         During the three months ended March 31, 1999, upon exercise of warrants, the Company issued a total of 243,800 shares of common stock for aggregate cash of $1,397,000 including: (i) 6,666 shares of common stock to IMG for cash consideration of $50,000; (ii) 10,000 shares of common stock to James Lampley for cash consideration of $126,000; (iii) 19,750 shares of common stock to the Rice Family Trust for cash consideration of $98,750 (iv) 2,500 shares of common stock to Thomas Loeffler for cash consideration of $12,500; (v) 32,000 shares of common stock to Shaquille O'Neal for cash consideration of $160,000;
(vi) 3,000 shares of common stock to John Daly for cash consideration of $30,000; (vii) 100,000 shares of common stock to Joe Namath for cash consideration of $500,000; (viii) 12,000 shares of common stock to Carmen Policy for cash consideration of $90,000; (ix) 4,000 shares of common stock to Keyshawn Johnson for cash consideration of $35,000; (x) 4,000 shares of common stock to Bruce Binkow for cash consideration of $20,000; (xi) 10,000 shares of common stock to Michael Schmidt for cash consideration of $50,000; (xii) 4,000 shares of common stock to Sports Management Group for cash consideration of $20,000; (xiii) 8,000 shares of common stock to Gary Uberstine for cash consideration of $40,000; (xiv) 15,000 shares of common stock to Leonard Armato for cash consideration of $75,000; and (xv) 12,000 shares of common stock to Edward DeBartolo for cash consideration of $90,000.

         No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), on the basis that they were issued under circumstances not involving a public offering.

         On March 24, 1999, the Company sold $150,000,000 aggregate principal amount of its 5% Convertible Subordinated Notes due 2006. The notes are convertible, at the option of the holder, into shares of common stock of the Company at any time prior to maturity, unless previously redeemed or repurchased, at an initial conversion rate of 15.355 shares of Common Stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events. The notes were sold by the Company to BancBoston Robertson Stephens Inc., BT Alex. Brown Incorporated, Hambrecht & Quist LLC and PaineWebber Incorporated (collectively, the "Initial Purchasers") pursuant to a purchase agreement dated March 18, 1999. The price to investors for the notes sold in the offering was 100% of the principal amount thereof for an aggregate offering price of $150,000,000. The Company received approximately $145,000,000 in net proceeds from the sale of the notes after the Initial Purchasers' discount of 3% of the aggregate principal amount of the notes for an aggregate discount of $4,500,000 and after other issue costs. The sale of the notes by the Company to the Initial Purchasers was made in reliance upon the exemption set forth in Section 4(2) of the Securities Act. The offering of the notes by the Initial Purchasers was made in reliance on Rule 144A promulgated under the Securities Act, based on the fact that the securities were offered or sold only to qualified institutional buyers (as defined in Rule 144A) and the Notes were not, at the time of issuance, of the same class as securities listed on a national securities exchange, as "securities of the same class" is defined for purposes of Rule 144A.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit 27 Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

On February 25, 1999, the Company filed a current report on Form 8-K to report that the Company amended its 1997 agreement with CBS.

On March 19, 1999, the Company filed two current reports on Form 8-K to report that (i) on March 15, 1999 the Company announced its intention to raise $150 million through a Rule 144A offering of convertible subordinated notes and (ii) on March 19, 1999 the Company announced that it had priced its 144A private offering of Convertible Subordinated Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 17, 1999                 SPORTSLINE USA, INC.
                                       (Registrant)



                                    /s/ Michael Levy
                                    -------------------------------------------

                                    Michael Levy
                                    President and Chief Executive Officer



                                    /s/ Kenneth W. Sanders
                                    -------------------------------------------

                                    Kenneth W. Sanders
                                    Chief Financial Officer