Form 10-Q
period 1999-06-30
SPORTSLINE USA INC
filed 1999-07-30
CIK 945688

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        (MARK ONE) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Number of shares of common stock outstanding as of June 30, 1999:
22,748,228

                               Page 1 of 15 Pages


Part I.   Financial Information

         Item 1.  Financial Statements (unaudited)
                  a)  Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.......................3
                  b)  Consolidated Statements of Operations
                           For the three and six months ended June 30, 1999 and 1998..............................4
                  c)  Consolidated Statements of Changes in Shareholders' Equity
                           For the six months ended June 30, 1999.................................................5
                  c)  Consolidated Statements of Cash Flows
                           For the six months ended June 30, 1999 and 1998........................................6
                  d)  Notes to Consolidated Financial Statements..................................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

Part II.  Other Information

         Item 1.  Legal Proceedings..............................................................................14

         Item 2.  Change in Securities...........................................................................14

         Item 3.  Defaults Upon Senior Securities................................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders............................................15

         Item 5.  Other Information..............................................................................15

         Item 6.  Exhibits and Reports on Form 8-K...............................................................15


                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)

                                  (UNAUDITED)


                                                                                           June 30,             December 31,
                                                                                             1999                   1998
                                                                                           --------             ------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................................            $108,735                 $31,684
   Marketable securities.......................................................              26,264                  27,391
   Accounts receivable.........................................................               7,900                   5,051
   Deferred advertising and content costs.......................................             20,788                   5,413
   Prepaid expenses and other current assets....................................             10,413                   5,181
                                                                                           --------                 -------
       Total current assets.....................................................            174,100                  74,720

RESTRICTED CASH EQUIVALENTS.....................................................             13,038                  13,038
NONCURRENT MARKETABLE SECURITIES................................................             78,355                  26,167
LICENSING RIGHTS................................................................              6,807                      --
NONCURRENT DEFERRED ADVERTISING -AOL............................................              9,583                  13,417
NONCURRENT DEFERRED ADVERTISING AND CONTENT - CBS..............................              37,360                      --
PROPERTY AND EQUIPMENT, net.....................................................              6,723                   5,367
GOODWILL........................................................................              6,226                   1,931
OTHER ASSETS....................................................................             11,647                   3,015
                                                                                           --------                 -------
                                                                                           $343,839                $137,655
                                                                                           ========                ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.............................................................             $1,756                  $2,545
   Accrued liabilities..........................................................              7,810                   5,334
   Current portion of capital lease obligations.................................                275                     265
   Deferred revenue.............................................................              1,952                   2,067
                                                                                           --------                 -------
        Total current liabilities...............................................             11,793                  10,211

CAPITAL LEASE OBLIGATIONS AND LONG TERM LOANS, net of current portion..........                 196                     207
ACCRUED AOL OBLIGATION..........................................................              8,274                   8,274
CONVERTIBLE SUBORDINATED NOTES..................................................            150,000                      --
                                                                                           --------                 -------
        Total liabilities.......................................................            170,263                  18,692
                                                                                           --------                 -------

COMMITMENTS AND CONTINGENCIES (Note 3)

MINORITY INTEREST..............................................................               7,623                      --

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
       issued and outstanding as of June 30, 1999 and December 31, 1998........                  --                      --
   Common stock, $0.01 par value, 200,000,000 shares authorized,
        22,748,228 and  20,300,785 issued and outstanding as of
        June 30, 1999 and December 31, 1998, respectively......................                 227                     203
   Additional paid-in capital...................................................            280,621                 211,061
   Accumulated deficit..........................................................           (114,895)                (92,301)
                                                                                           --------                 -------

       Total shareholders' equity..............................................             165,953                 118,963
                                                                                           --------                 -------
                                                                                           $343,839                $137,655
                                                                                           ========                ========






       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands except share and per share data)

                                  (UNAUDITED)


                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                          -------------------------------         ----------------------------
                                                              1999                 1998                1999               1998
                                                              ----                 ----                ----               ----
REVENUE..............................................     $   13,023           $    7,013         $   24,081        $   13,802
COST OF REVENUE......................................          6,784                3,970             12,167             8,384
                                                         -----------           ----------         ----------        ----------

GROSS MARGIN.........................................          6,239                3,043             11,914             5,418
                                                         -----------           ----------         ----------        ----------

OPERATING EXPENSES:
  Product development................................            405                  324                762               713
  Sales and marketing................................          8,251                4,632             15,038             8,994
  General and administrative.........................          4,157                2,924              8,018             6,139
  Depreciation and amortization......................          6,715                3,845             12,559             7,674
                                                         -----------           ----------         ----------        ----------

            Total operating expenses.................         19,528               11,725             36,377            23,520
                                                         -----------           ----------         ----------        ----------

LOSS FROM OPERATIONS.................................        (13,289)              (8,682)           (24,463)          (18,102)
INTEREST EXPENSE.....................................         (2,078)                 (27)            (2,264)              (54)
INTEREST AND OTHER INCOME, net.......................          2,986                1,204              4,218             1,645
                                                         -----------           ----------         ----------        ----------

NET LOSS.............................................     $  (12,381)          $   (7,505)        $  (22,509)       $  (16,511)
                                                          ==========           ==========         ==========        ==========

NET LOSS PER SHARE - BASIC AND DILUTED...............     $    (0.55)          $    (0.41)        $    (1.01)       $    (0.96)
                                                          ==========           ==========         ==========        ==========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC AND DILUTED..................................     22,627,219           18,250,189         22,261,264        17,170,329
                                                          ==========           ==========         ==========        ==========




  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (amounts in thousands except share data)

                                  (UNAUDITED)

                                                                Common Stock
                                                          ------------------------     Additional       Accumulated
                                                          Shares            Amount    Paid-In Capital      Deficit          Total
                                                          ------            ------    ---------------   -----------         -----
Balances at December 31, 1998                           20,300,785           $203          $211,061       $(92,301)       $118,963

    Noncash issuance of common stock
      and warrants pursuant to CBS agreement             1,611,925             17            59,671             --          59,688

    Net proceeds from exercise of warrants                 243,800              2             1,395             --           1,397

    Issuance of common stock from exercise
      of employee options                                  227,756              2             1,118             --           1,120

    Net loss                                                    --             --                --        (10,128)       (10,128)
                                                        ----------           ----          --------      ----------       --------
Balances at March 31, 1999                              22,384,266           $224          $273,245      $(102,429)       $171,040
                                                        ==========           ====          ========      ==========       ========



     Equity transaction of subsidiary                           --             --             2,275             --           2,275

     Issuance of common stock pursuant to
       acquisition of Golf Club Trader, Inc.               195,850              2               426            (85)            343

    Issuance of common stock pursuant to the                54,228             --               809             --             809
      employee stock purchase plan

    Noncash issuance of warrants pursuant to PGA                --             --             3,238             --           3,238
      Tour agreement

    Net proceeds from exercise of warrants                  24,500             --               246             --             246

    Issuance of common stock from exercise
     of employee options                                    89,384              1               382             --             383

    Net loss                                                    --             --                --        (12,381)        (12,381)
                                                        ----------           ----          --------      ----------       --------
Balances at June 30, 1999                               22,748,228           $227          $280,621      $(114,895)       $165,953
                                                        ==========           ====          ========      =========        ========





          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                  (UNAUDITED)


                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                        -------------------
                                                                                        1999           1998
                                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................................      $ (22,509)      $(16,511)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .........................................         12,559          7,674
        Other noncash expenses ................................................             75             65
        Changes in operating assets and liabilities:
            Accounts receivable ...............................................         (2,708)        (3,062)
            Prepaid expenses and other current assets .........................         (3,880)           134
            Accounts payable ..................................................         (1,246)          (986)
            Accrued liabilities ...............................................          2,476            822
            Deferred revenue ..................................................           (115)           (43)
                                                                                     ---------       --------
            Net cash used in operating activities .............................        (15,348)       (11,907)
                                                                                     ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities, net ...................................        (51,061)       (12,951)
    Purchases of property and equipment .......................................         (3,022)        (1,139)
    Purchase of licensing agreements ..........................................         (8,500)            --
    Acquisition of business ...................................................         (1,915)          (352)
    Net decrease in restricted cash............................................             --             46
                                                                                     ---------       --------
           Net cash used in investing activities ..............................        (64,498)       (14,396)
                                                                                     ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock of subsidiary ...................          7,500             --
    Net proceeds from issuance of common stock and exercise of common
       stock warrants and options .............................................          3,955         86,956
    Proceeds from issuance of convertible subordinated notes, net of costs ....        145,443             --
    Repayment of capital lease obligations and long term borrowings ...........             (1)          (945)
                                                                                     ---------       --------
           Net cash provided by financing activities ..........................        156,897         86,011
                                                                                     ---------       --------
Net increase in cash and cash equivalents .....................................         77,051         59,708
CASH AND CASH EQUIVALENTS, beginning of period ................................         31,684         32,482
                                                                                     ---------       --------
CASH AND CASH EQUIVALENTS, end of period ......................................      $ 108,735       $ 92,190
                                                                                     =========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Non-cash issuance of common stock and common stock warrants to CBS ........      $  59,688       $ 11,897
                                                                                     =========       ========
    Non-cash issuance of common stock warrants to PGA Tour ....................      $   3,238       $     --
                                                                                     =========       ========
    Non-cash issuance of common stock of subsidiary ...........................      $   2,275       $     --
                                                                                     =========       ========
    Non-cash issuance of common stock in purchase of IGO ......................      $      --       $  1,650
                                                                                     =========       ========
    Non-cash issuance of common stock in purchase of Golf Club Trader, Inc. ...      $     428       $     --
                                                                                     =========       ========
    Equipment acquired under capital leases ...................................      $      --       $    104
                                                                                     =========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ....................................................      $      38       $     54
                                                                                     =========       ========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) NATURE OF OPERATIONS:

         SportsLine USA, Inc. ("SportsLine USA") is at the leading edge of media companies, providing Internet sports content, community and E-commerce on a global basis. SportsLine USA's content includes more than 400,000 pages of multimedia sports information, entertainment and merchandise. SportsLine USA was founded in 1994 and its flagship Internet sports service (www.sportsline.com) was renamed CBS SportsLine in March of 1997 as part of an exclusive promotional and content agreement with CBS Corporation ("CBS"). SportsLine USA produces the official league Web sites for Major League Baseball, the PGA Tour and NFL Europe League, and serves as the primary sports content provider for America Online, Netscape and Excite.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of SportsLine USA, Inc. and its subsidiaries Golfweb, International Golf Outlet, Inc., Golf Club Trader, Inc. and SportsLine Europe Limited (the "Company").

         The Company acquired International Golf Outlet, Inc. in June 1998 and accounted for this transaction using the purchase method of accounting. The purchase resulted in goodwill of $1,960,000. Such goodwill is being amortized over an estimated life of ten years.

         The Company acquired Golf Club Trader, Inc. in May 1999. The purchase was accounted for using the pooling-of-interests method of accounting; however, given Golf Club Trader, Inc.'s immateriality, historical results of the Company were not restated and the results of Golf Club Trader, Inc. are included herein beginning April 1, 1999.

           SportsLine Europe Limited was formed in May 1999. In June 1999, SportsLine Europe Limited acquired the sports division of Infosis Group Limited. The Company accounted for this transaction using the purchase method of accounting. The purchase resulted in goodwill of $1,978,000. SportsLine Europe Limited financials also include the purchase of sportsweb.com, which resulted in goodwill of $2,420,000. After consolidation, minority interest of $7,623,000 was recorded, which consists primarily of 8% convertible non-cumulative preferred shares of SportsLine Europe Limited.

         In connection with the above purchases, the Company recognized goodwill amortization expense of $51,000 and $102,000 for the three and six months ended June 30, 1999, respectively.

         In the opinion of management, the unaudited consolidated interim financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1999, and the results of operations and cash flows for the three months and six months ended June 30, 1999 and 1998. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 1999. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

PER SHARE AMOUNTS

         Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 8,014,387 and 4,016,679 options and warrants outstanding at June 30, 1999 and 1998, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted earnings per share because to do so would have been antidilutive for all periods presented.

REVENUE BY TYPE

         Revenue by type for the three and the six months ended June 30, 1999 and 1998 is as follows:


                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              JUNE 30,                         JUNE 30,
                                                                       ----------------------           ----------------------
                                                                       1999              1998           1999              1998
                                                                       ----              ----           ----              ----
Advertising....................................................      $6,397            $4,134          $12,285            $8,553
E-commerce.....................................................       3,661               574            5,882             1,041
Membership and premium services................................       1,318             1,104            2,659             2,112
Content licensing and other....................................       1,647             1,201            3,255             2,096
                                                                    -------            ------          -------           -------
                                                                    $13,023            $7,013          $24,081           $13,802
                                                                    =======            ======          =======           =======


         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 20% and 19% of total revenue for the three months ended June 30, 1999 and 1998, respectively. Barter transactions accounted for 19% and 17% of total revenue for the six months ended June 30, 1999 and 1998, respectively.

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

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. Currently, the Company analyzes its revenue streams by type as referred to above and analyzes and controls expenses by area or department as presented on the consolidated statements of operations. The Company currently has no material segments, but in future periods the Company will report SportsLine Europe Limited results of operations as a separate segment.


         In June 1998, the FASB issued SFAS No. 133 as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 as amended requires that changes in the derivative's fair value be recognized currently in the statement of operations unless specific hedge

                     SPORTSLINE USA, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended is effective for fiscal years beginning after June 15, 2000. A company may also implement the provision of SFAS No. 133 as amended as of the beginning of any fiscal quarter after issuance. SFAS No. 133 as amended cannot be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet adopted SFAS No. 133 as amended and presently does not have any derivative instruments.

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

         Effective as of October 1, 1998, the Company and America Online, Inc. ("AOL") entered into an agreement (the "AOL Agreement"), which has an initial term of three years, subject to extension for up to two additional three-year terms at the option of AOL under certain circumstances. Under the AOL Agreement, the Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. Cbs.sportsline.com will also the premier national sports partner with a presence on all Digital City local services, currently serving 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, SportsLine WorldWide will be the premier global provider of country-specific sports content to all of AOL's international services, and the Company will be the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service. The Company (i) paid AOL cash in the amount of $8 million, (ii) issued AOL 550,000 shares of Common Stock and (iii) granted AOL warrants to purchase an additional 900,000 shares of Common Stock at exercise prices ranging from $20 to $40 per share, 450,000 of which are subject to vesting based on the Company's achievement of specified revenue thresholds. Furthermore, the Company has agreed to make a payment to AOL, provided, that AOL holds and does not sell any of such shares for a period of two years, if AOL is not able to realize at least $15 million from the sale of the 550,000 shares of Common Stock issued to it, at the end of such two-year period (the "AOL Obligation"). The Company accrued a liability of approximately $8,274,000 for the payment that may be required based on the value of the Company's stock at inception of the AOL agreement and placed in escrow cash and cash equivalents of approximately $12,500,000 to be restricted as security for the AOL Obligation. On a pro forma basis, as of June 30, 1999, had AOL sold the shares of the Company's common stock issued under the AOL Agreement pursuant to the provisions of the stock liability, the Company would have recorded a non-recurring gain of approximately $8,274,000. The ultimate amount of any such accrued AOL Obligation will be determined upon future sale of such shares by AOL. In addition, AOL will be eligible to share in direct revenues attributable to AOL promotion of Company offerings on AOL brands once certain thresholds specified in the agreement have been met. Over the three-year agreement, the Company will receive a number of guaranteed impressions on AOL's commercial online services and Web sites.

         In March 1999, the Company completed an offering of $150 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes are convertible, at the holders option, into the Company's common stock at an initial conversion rate of 15.355 shares of common stock per $1000 principal amount of Convertible Subordinated Notes (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1999. The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Subordinated Notes indenture) of the Company. The Convertible Subordinated Notes may not be redeemed by the Company prior to April 2, 2002. Thereafter, the Convertible Subordinated Notes will be redeemable at the option of the Company, in whole or part, at the redemption prices set forth in the Convertible Subordinated Notes indenture. As of June 30, 1999, the Company had no material indebtedness outstanding that would have constituted Senior Indebtedness. The Indenture will not limit the amount of additional indebtedness, including Senior Indebtedness, which the Company can create, incur, assume, or guarantee, nor will the Indenture limit the amount of indebtedness which any subsidiary of the Company can create, incur, assume or guarantee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company's products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company's Securities and Exchange Commission filings, including those discussed under the caption "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

RECENT DEVELOPMENTS

         In May 1999, the Company's majority owned subsidiary, SportsLine Europe Limited, acquired sportsweb.com, a United Kingdom based sports website, from Reuters Group PLC in exchange for $2,420,000 of SportsLine Europe's common stock (242,000 shares). SportsLine Europe will incorporate sportsweb.com into its network of sites to be launched during the summer of 1999. In connection with the purchase of sportsweb.com, goodwill was recorded in the amount of $2,420,000 which will be amortized over ten years.

         In May 1999, the Company completed the acquisition of Golf Club
Trader, Inc., a privately held Internet retailer of golf equipment, in exchange for approximately $7 million of the Company's common stock (195,850 shares).
The acquisition is being accounted for under the pooling-of-interests method; however, given Golf Club Trader, Inc.'s immateriality, historical results of the Company were not restated and the results of Golf Club Trader, Inc. are included herein beginning April 1, 1999. Golf Club Trader will be integrated with the Company's wholly owned subsidiary, International Golf Outlet, Inc.

         In May 1999, the Company entered into a three-year agreement with Major League Baseball to produce the League's official site, majorleaguebaseball.com. The Company and Major League Baseball will share all revenue generated from the site for advertising, sponsorships, MLB-merchandise, content licensing/syndication and any other revenue generating activities.

         In June 1999, SportsLine Europe Limited acquired Infosis Group Limited's sports division in exchange for $2,372,000 cash. Infosis supplies sports information and data to many of the United Kingdom and Europe's leading media companies both on and off-line. In connection with the purchase of Infosis, goodwill was recorded in the amount of $1,978,000 which will be amortized over ten years.

         In July 1999, SportsLine Europe Limited entered into a three-year promotional and consulting agreement with IMG, an independent producer and packager of sports programming, in exchange for warrants to purchase in SportsLine Europe Limited. SportsLine Europe Limited will receive production services, consulting services and promotional support through IMG owned television, event and media properties.

RESULTS OF OPERATIONS

Revenue

         Total revenue for the quarter ended June 30, 1999 and 1998 was $13,023,000 and $7,013,000, respectively. Total revenue for the six months ended June 30, 1999 and 1998 was $24,081,000 and $13,802,000, respectively. The increase in revenue was primarily due to increased advertising sales, as well as increased revenue from the sale of merchandise, premium service fees and content licensing.

         Advertising revenue increased 55% to $6,397,000 in the three months ended June 30, 1999 from $4,134,000 for the three months ended June 30, 1998. Advertising revenue increased 44% to $12,285,000 for the six months ended June 30, 1999 from $8,553,000 for the six months ended June 30, 1998. The increase in revenue was primarily due to a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. During 1998, the Company increased its sales efforts, including expanding its sales force by increasing the staff of the sales offices in New York City, San Francisco, Chicago, Los Angeles and Detroit. In addition to increased sales efforts, the number of impressions available on the Company's Web sites increased as more content was produced.

         Membership and premium services revenue increased $214,000 in the three months ended June 30, 1999 compared to the same period in 1998 and $547,000 in the six months ended June 30, 1999 compared to the same period in 1998. The Company had approximately 52,700 and 56,400 paying members as of June 30, 1999 and 1998, respectively. In January 1999, the Company launched "SportsLine Rewards," a program which offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items. While membership revenue slightly decreased to due to fewer paying members, premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as an increased participation in the Company's "Sports Careers" products. Additionally, in August 1998, membership prices were increased for the Company's vegasinsider.com site.

         E-commerce revenue increased 538% to $3,661,000 in the three months ended June 30, 1999 from $574,000 for the three months ended June 30, 1998. E-commerce revenue increased 465% to $5,882,000 for the six months ended June 30, 1999 from $1,041,000 for the six months ended June 30, 1998. The principal contributing factors to increased E-commerce revenue were the purchase of International Golf Outlet in June 1998, the purchase of Golf Club Trader in May 1999 and sales of merchandise related to special events such as the US Open and the Women's World Cup.

         Content licensing and other revenue increased $446,000 in the three months ended June 30, 1999 compared to the same period in 1998 and $1,159,000 in the six months ended June 30, 1999 compared to the same period in 1998. This was in part due to increased revenue as a result of the Company's agreement with AOL. Other content revenue was also generated by a new content licensing agreement with Excite pursuant to which a cobranded site was launched in February 1999.

         As of June 30, 1999, the Company had deferred revenue of $1,952,000 relating to cash or receivables for which services had not yet been provided.

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 20% and 19% of total revenue for the three months ended June 30, 1999 and 1998, respectively. Barter transactions accounted for 19% and 17% of total revenue for the six months ended June 30, 1999 and 1998, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

Cost of Revenue

         Cost of revenue for the three months ended June 30, 1999 and 1998 was $6,784,000 and $3,970,000, respectively. Cost of revenue for the six months ended June 30, 1999 and 1998 was $12,167,000 and $8,384,000 respectively. The increase in cost of revenue was primarily the result of increased merchandise costs due to higher merchandise sales and increased revenue sharing under the Company's agreements with CBS and MLB. During the first quarter of 1999, the Company increased its editorial and operations staff to support the production of sports-related information and programming on the Company's Web sites and the content requirements under the AOL agreement. As a percentage of revenue, cost of revenue decreased to 52% for the three months ended June 30, 1999 from 57% for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998 cost of revenue decreased to 51% from 61%. As E-commerce revenue increases as a percentage of the Company's total revenue, the Company anticipates that gross margins will decrease in future quarters. In addition, the Company's gross margins have been, and may continue to be, adversely affected by the negative gross margins of its newly formed majority owned subsidiary, SportsLine Europe Limited, during its start up phase.

Operating Expenses

         Product Development. For the three months ended June 30, 1999 and
1998, product development costs were $405,000 and $324,000, respectively. For the six months ended June 30, 1999 and 1998, product development costs were $762,000 and $713,000, respectively. The Company believes that investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest resources in product development. As a percentage of revenue, product development expense decreased to 3% for the three and six months ended June 30, 1999 from 5% for the three and six months ended June 30, 1998.

         Sales and Marketing. For the three months ended June 30, 1999 and 1998, sales and marketing expense was $8,251,000 and $4,632,000, respectively. Sales and marketing expense was $15,038,000 for the six months ended June 30, 1999 compared to $8,994,000 for the six months ended June 30, 1998. The increase in sales and marketing expense was primarily the result of increased advertising on other Web sites and the growth in the number of personnel and related costs. Also in February 1999, the Company entered into a new agreement with Netscape, which resulted in additional advertising expense. Barter transactions accounted for approximately 32% and 29% of sales and marketing expense for the three months ended June 30, 1999 and 1998, respectively and 30% and 27% of sales and marketing expense for the six months ended June 30, 1999 and 1998, respectively. The increase in the proportionate amount of barter expense was due to the barter of content licensing for advertising during 1999 and 1998. As a percentage of revenue, sales and marketing expense decreased to 63% for the three months ended June 30, 1999 from 66% for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, sales and marketing expense decreased to 62% from 65%. During the remainder of 1999, the Company plans to spend more aggressively on a number of marketing related initiatives, hiring of new employees, investments in customer targeting and personalization tools and advertising for its Web sites.

         General and Administrative. General and administrative expense for the three months ended June 30, 1999 and 1998 was $4,157,000 and $2,924,000, respectively. For the six months ended June 30, 1999 general and administrative expense was $8,018,000 compared to $6,139,000 for the six months ended June 30, 1998. The increase in general and administrative expense in each period was primarily attributable to salary and related expenses for additional personnel, increases in rent and occupancy expense and start up costs related to SportsLine Europe Limited. The Company increased general and administrative expense in order to develop and maintain the administrative infrastructure necessary to support the growth of its business. As a percentage of revenue, general and administrative expense decreased to 32% for the three months ended June 30, 1999 from 42% for the three months ended June 30, 1998, and to 33% for the six months ended June 30, 1999 from 44% for the six months ended June 30, 1998.
         Depreciation and Amortization. Depreciation and amortization expense was $6,715,000 and $3,845,000 for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 depreciation and amortization expense was $12,559,000 compared to $7,674,000 for the six months ended June 30, 1998. The increase in depreciation and amortization expense was primarily due to the amortization of amounts related to the Company's agreements with CBS and AOL and to a lesser extent to additional property and equipment acquired. The CBS agreement was amended in February 1999, which resulted in the acceleration of the issuance of stock and warrants to CBS, resulting in increased amortization expense in the first half of 1999. In future periods, the Company anticipates total amortization expense to increase as a result of additional amortization expense related to the shares and warrants issued under the new AOL and CBS agreements. Also, during the second quarter, the Company's licensing agreement with, and warrants granted to, the PGA Tour, Inc. resulted in additional amortization expense.

         Under the Company's agreement with CBS, the Company issued shares of Common Stock and warrants to purchase Common Stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content has been recorded in the balance sheet as deferred advertising and content costs and is amortized to depreciation and amortization expense over each related contract year. Total expense under the CBS agreement was $6,953,000 for the six months ended June 30, 1999 and will be $7,143,000 for the remainder of 1999.

      Under the Company's agreement with AOL, the Company issued shares of Common Stock and warrants to purchase Common Stock and made a cash payment in consideration of AOL's advertising and promotional efforts. The value of the advertising has been recorded on the balance sheet as deferred advertising costs and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the AOL agreement was $2,500,000 for the six months ended June 30, 1999 and will be $2,500,000 for the remainder of 1999.

         Interest Expense. Interest expense was $2,078,000 for the three months ended June 30, 1999 compared to $27,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, interest expense was $2,264,000 and $54,000, respectively. The increase in interest expense was primarily due to the accrued interest on the Convertible Subordinated Notes, which were issued on March 24, 1999.

         Interest and Other Income, Net. Interest and other income, net for the three months ended June 30, 1999 was $2,986,000 compared to $1,204,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, interest and other income were $4,218,000 and $1,645,000, respectively. The increase was primarily attributable to the higher average balance of cash and cash equivalents and marketable securities resulting from the Company's Convertible Subordinated Note offering in March 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company's primary source of liquidity consisted of $108,735,000 in cash and cash equivalents, an increase of $77,051,000 from December 31, 1998. Short-term marketable securities at June 30, 1999 totaled $26,264,000, a decrease of $1,127,000 from December 31, 1998.
The Company invests its excess cash predominantly in instruments that are highly liquid, of high investment grade, and generally have maturities of less than one year with the intent to make such funds readily available for operating and investment purposes. As of June 30, 1999, the Company also had $78,355,000 of non-current marketable securities.

         The Company has obtained revolving credit facilities that provide for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of June 30, 1999, the Company owed $321,000 under these facilities.

         As of June 30, 1999, current deferred advertising and content costs totaled $20,788,000 and long-term deferred advertising and content costs totaled $46,943,000. These deferred amounts represent costs related to the CBS and AOL agreements. These amounts will be amortized to depreciation and amortization expense over the terms of each agreement. Accrued liabilities totaled $7,810,000 as of June 30, 1999, an increase of $2,476,000 from December 31, 1998, primarily due to increases in accruals for interest expense related to the Convertible Subordinated Note offering, advertising, and cash prizes and awards.

         Net cash used in operating activities was $15,348,000 and $11,907,000 for the six months ended June 30, 1999 and 1998, respectively. The principal uses of cash for all periods were to fund the Company's net losses from operations partially offset by increases in depreciation and amortization and accrued liabilities.

         Net cash used in investing activities was $64,498,000 and $14,396,000 for the six months ended June 30, 1999 and 1998, respectively. The principal uses of cash in investing activities were primarily for the purchase of current and non-current marketable securities and to a lesser extent purchases of licensing rights and property and equipment.

         Net cash provided by financing activities was $156,897,000 and $86,011,000 for the six months ended June 30, 1999 and 1998, respectively. Financing activities during 1999 consisted principally of the issuance of the Convertible Subordinated Notes.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $7.0 to $8.0 million of property and equipment during the remainder of 1999. The capital expenditures will relate to infrastructure and system needs for the Company's European expansion and anticipated growth in E-commerce as well as normal operating and financial system improvements. Additionally, the Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

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

         The Company has retained a consulting firm to help assess the Company's Year 2000 compliance. The assessment is currently being conducted in four phases, the first two of which have been completed. During Phase One, the Company analyzed facilities, applications, network, distributed computing, infrastructure, and data in order to determine the size, scope, and complexity of the Company's exposure to Year 2000. During Phase Two, specific strategies required to bring exposure areas into compliance were formulated. Additionally, during Phase Two, the Company began interviewing hardware, software, market feed, and firmware vendors for Year 2000 compliance plans. The results of the first and second phases were used to develop a compliance/renovation approach, budget, and project plan, which includes an analysis of compliance strategies, cost parameters and timelines. Phase Three, which is near completion, consists of the renovations of software and applications, implementation of hardware patches, development of project contingencies and completion of final testing. Phase Four will complete the process with the development of a contingency plan for any hardware or software failure. The Company expects to be substantially Year 2000 compliant by the end of August 1999 with respect to its mission-critical computing infrastructure, associated applications, and strategic vendors/suppliers.

         The Company has incurred $500,000 in direct costs in the six months ended June 30, 1999 and will incur an additional $100,000 during the remainder of 1999 to support its compliance initiatives. Although the Company expects to be Year 2000 compliant on or before December 31, 1999, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

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

                  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. Currently, the Company analyzes its revenue streams by type as referred to above and analyzes and controls expenses by area or department as presented on the consolidated statements of operations. The Company currently has no material segments, but in future periods the Company will report SportsLine Europe Limited results of operations as a separate segment.

         In June 1998, the FASB issued SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 as amended requires that changes in the derivative's fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended is effective for all fiscal of all fiscal years beginning after June 15, 2000. SFAS No. 133 as amended cannot be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet adopted SFAS No. 133 as amended and presently does not have any derivative instruments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES

(A) MODIFICATION OF RIGHTS OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on June 17, 1999, the stockholders of the Company approved an amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock from 50,000,000 shares to 200,000,000 shares. The amendment was filed with the Secretary of State of the State of Delaware on June 23, 1999. The amendment to the Certificate of Incorporation enables the Board of Directors to issue or reserve for issuance up to 200,000,000 shares of Common Stock without further action or authorization by the stockholders, except as required by applicable law or the rules of any stock exchange or national securities association trading system on which the Company's Common Stock is listed or quoted at such time.

(B) SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED JUNE 30,
    1999

         During the three months ended June 30, 1999, the Company issued and sold the following securities without registration under the Securities Act:

         In May 1999, as part of the acquisition of Golf Club Trader, Inc., the Company issued to the shareholders of Golf Club Trader a total of 195,850 shares of common stock.

          During the three months ended June 30, 1999, upon exercise of warrants, the Company issued a total of 24,500 shares of common stock for aggregate cash of $246,650 including: (i) 500 shares of common stock to Thomas Loeffler for cash consideration of $2,500; (ii) 2,000 shares of common stock to John Daly for cash consideration of $20,000; (iii) 12,000 shares of common stock to the NFL Players Association for cash consideration of $150,000; (iv) 6,000 shares of common stock to Bill Walton for cash consideration of $54,150; and (iv) 4,000 shares of common stock to Sports Byline USA for cash consideration of $20,000.

         In May 1999, the Company issued to the PGA Tour, Inc. warrants to purchase 114,943 shares of Common Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 17, 1999. There were 22,428,132 shares of Common Stock entitled to vote at the meeting and a total of 20,076,743 shares were represented at the meeting. Following are descriptions of the matters voted on and the results of such meeting:

Proposal 1.  Election of Directors

                                                                                            TOTAL VOTE FOR      TOTAL VOTE WITHHELD
                                                                                            EACH DIRECTOR       FROM EACH DIRECTOR
         Thomas Cullen..............................................................          19,157,486               919,257

         Richard B. Horrow..........................................................          19,034,186             1,042,557

         Fredric G. Reynolds........................................................          19,033,428             1,043,315


Proposal 2. Amendment of Certificate of Incorporation to increase the number of authorized shares
                           FOR             AGAINST             ABSTAIN
                       14,765,805         5,290,923            20,015

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three month period ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 30 , 1999                 SPORTSLINE USA, INC.
                                      (Registrant)



                                      /s/ Michael Levy
                                      -----------------------------------------
                                      Michael Levy
                                      President and Chief Executive Officer



                                      /s/ Kenneth W. Sanders
                                      -----------------------------------------
                                      Kenneth W. Sanders
                                      Chief Financial Officer