Form 10-Q
period 1999-09-30
SPORTSLINE USA INC
filed 1999-11-15
CIK 945688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One) [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Number of shares of common stock outstanding as of September 30, 1999:
23,590,885

                               Page 1 of 16 Pages

Part I.   Financial Information

         Item 1.  Financial Statements (unaudited)

                  a)  Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..................3
                  b)  Consolidated Statements of Operations
                           For the three and nine months ended September 30, 1999 and 1998........................4
                  c)  Consolidated Statements of Changes in Shareholders' Equity
                           For the nine months ended September 30, 1999...........................................5
                  d)  Consolidated Statements of Cash Flows
                           For the nine months ended September 30, 1999 and 1998..................................6
                  e)  Notes to Consolidated Financial Statements..................................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

Part II.  Other Information

         Item 1.  Legal Proceedings..............................................................................15

         Item 2.  Change in Securities...........................................................................15

         Item 3.  Defaults Upon Senior Securities................................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders............................................15

         Item 5.  Other Information..............................................................................16

         Item 6.  Exhibits and Reports on Form 8-K...............................................................16

                      SPORTSLINE USA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)

                                   (UNAUDITED)



                                                                           September 30,       December 31,
                                                                              1999                 1998
                                                                              ----                 ----
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .........................................   $  64,509               $  31,684
   Marketable securities .............................................      33,868                  27,391
   Accounts receivable ...............................................       8,866                   5,051
   Deferred advertising  and content costs ...........................      21,538                   5,413
   Prepaid expenses and other current assets .........................      11,655                   5,181
                                                                         ---------               ---------
       Total current assets ..........................................     140,436                  74,720


RESTRICTED CASH EQUIVALENTS ..........................................      12,989                  13,038
NONCURRENT MARKETABLE SECURITIES .....................................      66,918                  26,167
LICENSING RIGHTS .....................................................       5,950                      --
NONCURRENT DEFERRED ADVERTISING -AOL .................................       7,667                  13,417
NONCURRENT DEFERRED ADVERTISING AND CONTENT - CBS ....................      33,038                      --
PROPERTY AND EQUIPMENT, net ..........................................       7,718                   5,367
GOODWILL .............................................................      11,185                   1,931
OTHER ASSETS .........................................................      11,454                   3,015
                                                                         ---------               ---------

                                                                         $ 297,355               $ 137,655
                                                                         =========               =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..................................................   $   1,059               $   2,545
   Accrued liabilities ...............................................       8,890                   5,334
   Current portion of capital lease obligations ......................         275                     265
   Deferred revenue ..................................................       2,691                   2,067
                                                                         ---------               ---------
        Total current liabilities ....................................      12,915                  10,211


CAPITAL LEASE OBLIGATIONS, net of current portion ....................          --                     207
ACCRUED AOL OBLIGATION ...............................................       8,274                   8,274
CONVERTIBLE SUBORDINATED NOTES .......................................      90,000                      --
                                                                         ---------               ---------

        Total liabilities ............................................     111,189                  18,692
                                                                         ---------               ---------


COMMITMENTS AND CONTINGENCIES (Note 3)

MINORITY INTEREST ....................................................       7,720                      --

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and  outstanding  as of  September 30,  1999 and
     December 31, 1998 ...............................................          --                      --

   Common stock, $0.01 par value, 200,000,000 shares authorized,
        23,590,885 and 20,300,785 issued and outstanding  as of
        September 30,1999 and December 31, 1998, respectively ........         236                     203
   Additional paid-in capital ........................................     218,016                 211,061
   Accumulated deficit ...............................................    (109,806)                (92,301)
                                                                         ---------               ---------

       Total shareholders' equity ....................................     178,446                 118,963
                                                                         ---------               ---------

                                                                         $ 297,355               $ 137,655
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

                      SPORTSLINE USA, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands except share and per share data)

                                   (UNAUDITED)


                                                                Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                                  -------------                     -------------
                                                            1999                 1998           1999               1998
                                                            ----                 ----           ----               ----
REVENUE .................................................   $     15,155    $      7,431    $     39,236    $     21,233
COST OF REVENUE .........................................          8,331           4,081          20,498          12,465
                                                            ------------    ------------    ------------    ------------

GROSS MARGIN ............................................          6,824           3,350          18,738           8,768
                                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Product development ...................................            459             305           1,221           1,018
  Sales and marketing ...................................         10,557           4,777          25,595          13,771
  General and administrative ............................          5,928           3,460          13,946           9,599
  Depreciation and amortization .........................          7,631           3,977          20,190          11,652
  Other non-recurring charge for settlement of litigation             --           1,100              --           1,100
                                                            ------------    ------------    ------------    ------------

            Total operating expenses ....................         24,575          13,619          60,952          37,140
                                                            ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ....................................        (17,751)        (10,269)        (42,214)        (28,372)
INTEREST EXPENSE ........................................         (1,631)            (28)         (3,895)            (82)
INTEREST AND OTHER INCOME, net ..........................          2,662           1,476           6,880           3,122
                                                            ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN ..........................        (16,720)         (8,821)        (39,229)        (25,332)

EXTRAORDINARY GAIN ON EXTINGUISHMENT  OF DEBT  (Note 3) .         21,809              --          21,809              --
                                                            ------------    ------------    ------------    ------------

NET INCOME (LOSS) .......................................   $      5,089    $     (8,821)   $    (17,420)   $    (25,332)
                                                            ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE - BASIC AND
DILUTED:

     Loss per share before extraordinary gain ...........   $      (0.72)   $      (0.46)   $      (1.74)   $      (1.42)
     Extraordinary gain  (Note 3)                                   0.94              --            0.97              --
                                                            ------------    ------------    ------------    ------------

     Net income (loss) per share - basic and diluted ....   $       0.22    $      (0.46)   $      (0.77)   $      (1.42)
                                                            ============    ============    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC AND DILUTED .....................................     23,262,812      19,062,532      22,585,447      17,801,064
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



                      SPORTSLINE USA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (amounts in thousands except share data)
                                   (UNAUDITED)

                                                               Common Stock        Additional     Accumulated
                                                            Shares      Amount   Paid-in Capital    Deficit     Total
                                                            ------      ------   ---------------    -------     -----
Balances at December 31, 1998 .......................   20,300,785   $      203   $  211,061   $  (92,301)   $  118,963

    Noncash issuance of common stock
      and warrants pursuant to CBS agreement ........    1,611,925           17       59,671           --        59,688

    Net proceeds from exercise of warrants ..........      243,800            2        1,395           --         1,397

    Issuance of common stock from exercise
      of employee options ...........................      227,756            2        1,118           --         1,120

    Net loss ........................................           --           --           --      (10,128)      (10,128)

                                                        ---------------------------------------------------------------
Balances at March 31, 1999 ..........................   22,384,266   $      224   $  273,245   $ (102,429)   $  171,040

     Equity transactions of subsidiary ..............           --           --        2,275           --         2,275

     Issuance of common stock pursuant to ...........      195,850            2          426          (85)          343
       acquisition of business

    Issuance of common stock pursuant to the ........       54,228           --          809           --           809
      employee stock purchase plan

    Noncash issuance of warrants pursuant to PGA Tour           --           --        3,238           --         3,238
      agreement

      Net proceeds from exercise of warrants ........       24,500           --          246           --           246

      Issuance of common stock from exercise
       of employee options ..........................       89,384            1          382           --           383

    Net loss ........................................           --           --           --      (12,381)      (12,381)

                                                        ---------------------------------------------------------------
Balances at June 30, 1999 ...........................   22,748,228   $      227   $  280,621   $ (114,895)   $  165,953

     Equity transactions of subsidiary ..............           --           --        2,661           --         2,661

    Noncash issuances of common stock pursuant to ...      124,320            2        2,802           --         2,804
       acquisition of businesses

    Net proceeds from exercise of warrants ..........      611,884            6        1,670           --         1,676

    Issuance of common stock from exercise ..........      106,453            1          262           --           263
      of employee options

    Net income ......................................           --           --           --        5,089         5,089

                                                        ---------------------------------------------------------------

Balances at September 30, 1999 ......................   23,590,885   $      236   $  288,016   $ (109,806)   $  178,446
                                                        ===============================================================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                      SPORTSLINE USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (UNAUDITED)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                      -------------
                                                                                                    1999        1998
                                                                                                    ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................................................   $ (17,420)   $ (25,332)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .......................................................      20,190       11,652
        Other noncash expenses ..............................................................         214          180
            Extraordinary gain on extinguishment of debt ....................................     (21,809)          --
            Changes in operating assets and liabilities:
            Accounts receivable .............................................................      (3,881)      (2,559)
            Prepaid expenses and other current assets .......................................      (3,427)         116
            Accounts payable ................................................................      (1,943)        (813)
            Accrued liabilities .............................................................       4,220        3,693
            Deferred revenue ................................................................         624          245

                                                                                                ---------    ---------
           Net cash used in operating activities ............................................     (23,232)     (12,818)
                                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of marketable securities, net .................................................     (47,228)      (8,164)
    Purchases of property and equipment .....................................................      (5,051)      (2,498)
    Purchase of licensing rights ............................................................      (8,500)          --
    Purchase of service mark ................................................................          --         (100)
    Acquisition of businesses ...............................................................      (4,287)        (374)
    Net decrease (increase)  in restricted cash .............................................          49          (54)
                                                                                                ---------    ---------
           Net cash used in investing activities ............................................     (65,017)     (11,190)
                                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of  preferred stock of subsidiary ................................       7,500           --
    Net proceeds from issuance of common stock and exercise of common
       stock warrants and options ...........................................................       5,894       87,854
    Proceeds from issuance of convertible subordinated notes, net of costs ..................     145,445           --
    Repurchase of convertible subordinated notes ............................................     (37,568)          --
    Repayment of capital lease obligations and long term borrowings .........................        (197)      (1,093)
                                                                                                ---------    ---------
           Net cash provided by financing activities ........................................     121,074       86,761
                                                                                                ---------    ---------

Net increase in cash and cash equivalents ...................................................      32,825       62,753
CASH AND CASH EQUIVALENTS, beginning of period ..............................................      31,684       32,482
                                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ....................................................   $  64,509    $  95,235
                                                                                                =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Non cash issuance of common stock and common stock warrants  to CBS .....................   $  59,688    $  11,897
                                                                                                =========    =========
    Non cash issuance of common stock, warrants and options pursuant to consulting agreements   $      --    $   1,064
                                                                                                =========    =========
    Non cash issuance of common stock pursuant to purchase of service mark ..................   $      --    $     279
                                                                                                =========    =========
    Non cash issuance of common stock warrants  pursuant to PGA Tour agreement ..............   $   3,238    $      --
                                                                                                =========    =========

    Non cash issuance of  common stock of subsidiary ........................................   $   4,936    $      --
                                                                                                =========    =========
    Non cash issuance of common stock pursuant to acquisition of businesses .................   $   3,147    $   1,650
                                                                                                =========    =========
    Equipment acquired under capital leases .................................................   $      --    $     104
                                                                                                =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ..................................................................   $   2,376    $      82
                                                                                                =========    =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS:


         SportsLine USA, Inc. ("SportsLine USA") is at the leading edge of media companies, providing Internet sports content, community and e-commerce on a global basis. SportsLine USA's content includes more than 400,000 pages of multimedia sports information, entertainment and merchandise. SportsLine USA was founded in 1994 and its flagship Internet sports service (www.sportsline.com ) was renamed CBS SportsLine in March of 1997 as part of an exclusive promotional and content agreement with CBS Corporation ("CBS"). SportsLine USA produces the official league Web sites for Major League Baseball, the PGA Tour and NFL Europe League, and serves as the primary sports content provider for America Online, Netscape and Excite. The board of directors has proposed an amendment to the Company's Certificate of Incorporation to change the name of the Company from SportsLine USA, Inc. to SportsLine.com, Inc. This proposal will be submitted for vote to the shareholders on November 19, 1999.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of SportsLine USA, Inc. and its subsidiaries (the "Company").

         The Company acquired International Golf Outlet, Inc. in June 1998 and accounted for this transaction using the purchase method of accounting. The purchase resulted in goodwill of $1,960,000. In August 1999 additional stock was issued for revenue and other goals that were met which increased goodwill in the amount of $249,000. Such goodwill is being amortized over an estimated life of ten years.

         The Company acquired Golf Club Trader, Inc. in May 1999. The purchase was accounted for using the pooling-of-interests method of accounting; however, given Golf Club Trader, Inc.'s immateriality, historical results of the Company were not restated and the results of Golf Club Trader, Inc. are included herein beginning April 1, 1999.

         The Company acquired other businesses during the quarter ended September 30, 1999, and accounted for these transactions using the purchase method of accounting. The purchases resulted in goodwill of $4,928,000, and will be amortized over an estimated life of ten years.

         Sports.com Limited, formerly known as SportsLine Europe Limited, was formed in May 1999. In June 1999, Sports.com Limited acquired the sports division of Infosis Group. The Company accounted for this transaction using the purchase method of accounting resulting in goodwill of $1,978,000. The accompanying financial statements also include the purchase of Sportsweb, which resulted in goodwill of $2,420,000. In connection with the initial capitalization of Sports.com Limited and the acquisition of Sportsweb, a liability of $7,720,000 has been recognized in the Company's balance sheet to reflect the minority interest in Sports.com Limited.

         In connection with the aforementioned purchases, the Company recognized goodwill amortization expense of $218,000 and $50,000 for the three months ended September 30, 1999 and 1998, respectively. Goodwill amortization expense was $320,000 and $66,000 for the nine months ended September 30, 1999 and 1998, respectively.

         In the opinion of management, the unaudited consolidated interim financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1999, and the results of operations and cash flows for the three months and nine months ended September 30, 1999 and 1998. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 1999. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

                      SPORTSLINE USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

Per Share Amounts

         Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 8,120,472 and 4,258,371 options and warrants outstanding at September 30, 1999 and 1998, respectively, that could potentially dilute earnings per share in the future. These options and warrants were not included in the computation of diluted earnings per share because such instruments would have been antidilutive for all periods presented. The loss before extraordinary item is the basis for the exclusion of options and warrants for the computation of earnings per share.

Revenue by Type

         Revenue by type for the three and the nine months ended September 30, 1999 and 1998 is as follows:

                                                     Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                  -------------------------         -------------------------
                                                      1999          1998                 1999         1998
                                                      ----          ----                 ----         ----
Advertising......................................    $7,797        $4,200              $20,082      $12,752
E-commerce.......................................     3,660         1,141                9,542        2,183
Membership and premium services..................     1,338         1,301                3,997        3,413
Content licensing and other......................     2,360           789                5,615        2,885
                                                 ------------ -------------         ------------ ------------

                                                    $15,155        $7,431              $39,236      $21,233
                                                 ============ =============         ============ ============

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 18% and 16% of total revenue for the three months ended September 30, 1999 and 1998, respectively. Barter transactions accounted for 19% and 17% of total revenue for the nine months ended September 30, 1999 and 1998, respectively.

Recent Accounting Pronouncements

         In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued which was adopted by the Company as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive loss is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Comprehensive income (loss) equals the net income (loss) for all periods presented.

         In June 1998, the FASB issued SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognize current in the statement of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after September 15, 2000. A company may also implement the provision of SFAS No. 133, as amended, as of the beginning of any fiscal quarter after issuance. SFAS No. 133, as amended, cannot be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet adopted SFAS No. 133, as amended, and presently does not have any derivative instruments.

                      SPORTSLINE USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

Segment Reporting

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

         Beginning in the three months ended September 30, 1999, the Company began operating in two segments. The following information is disclosed, per SFAS No. 131, based on the method management uses to organize financial information for making operating decisions and assessing performance. The Company currently has two major lines of businesses that share the same infrastructure: United States and Europe.

A summary of the segment financial information is as follows:

                                                                Three months ended            Nine months ended
                                                                September 30, 1999            September 30, 1999
                                                                ------------------            ------------------
      Total revenue:
         United States                                             $  14,579                       $  38,660
         Europe                                                          576                             576
                                                                   ---------                       ---------
                                                                   $  15,155                       $  39,236
                                                                   =========                       =========

      Loss from operations:
         United States                                             $ (16,190)                      $ (40,478)
         Europe                                                       (1,561)                         (1,736)
                                                                   ---------                       ---------
                                                                   $ (17,751)                      $ (42,214)
                                                                   =========                       =========

      Interest income(expense), net:
         United States                                             $     945                       $   2,834
         Europe                                                           86                             151
                                                                   ---------                       ---------
                                                                   $   1,031                       $   2,985
                                                                   =========                       =========

      Net loss before extraordinary gain:
         United States                                             $ (15,245)                      $ (37,644)
         Europe                                                       (1,475)                         (1,585)
                                                                   ---------                       ---------
                                                                   $ (16,720)                      $ (39,229)
                                                                   =========                       =========

      Total assets as of September 30, 1999:
         United States                                             $ 282,929
         Europe                                                       14,426
                                                                   ---------
                                                                   $ 297,355
                                                                   =========


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

                      SPORTSLINE USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3) COMMITMENTS AND CONTINGENCIES:--(Continued)


      Effective October 1, 1998, the Company and America Online, Inc. ("AOL") entered into an agreement (the "AOL Agreement"), which has an initial term of three years, subject to extension for up to two additional three-year terms at the option of AOL under certain circumstances. Under the AOL Agreement, the Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. Cbs.sportsline.com will also be the premier national sports partner with a presence on all Digital City local services, currently serving 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, SportsLine WorldWide will be the premier global provider of country-specific sports content to all of AOL's international services, and the Company will be the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service. The Company (i) paid AOL cash in the amount of $8 million, (ii) issued AOL 550,000 shares of common stock and (iii) granted AOL warrants to purchase an additional 900,000 shares of Common Stock at exercise prices ranging from $20 to $40 per share, 450,000 of which are subject to vesting based on the Company's achievement of specified revenue thresholds. Furthermore, the Company has agreed to make a payment to AOL, provided, that AOL holds and does not sell any of such shares for a period of two years, if AOL is not able to realize at least $15 million from the sale of the 550,000 shares of common stock issued to it, at the end of such two-year period (the "AOL Obligation"). The Company accrued a liability of approximately $8,274,000 for the payment that may be required based on the value of the Company's stock at inception of the AOL agreement and placed in escrow cash and cash equivalents of approximately $12,500,000 to be restricted as security for the AOL Obligation. On a pro forma basis, as of September 30, 1999, had AOL sold the shares of the Company's common stock issued under the AOL Agreement pursuant to the provisions of the stock liability, the Company would have recorded a non-recurring gain of approximately $8,274,000. The ultimate amount of any such accrued AOL Obligation will be determined upon future sale of such shares by AOL. In addition, AOL will be eligible to share in direct revenues attributable to AOL promotion of Company offerings on AOL brands once certain thresholds specified in the agreement have been met. Over the three-year agreement, the Company will receive a number of guaranteed impressions on AOL's commercial online services and Web sites.


         In March 1999, the Company completed an offering of $150 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes are convertible, at the holders option, into the Company's common stock at an initial conversion rate of 15.355 shares of common stock per $1000 principal amount of Convertible Subordinated Notes (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1999. The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Subordinated Notes indenture) of the Company. The Convertible Subordinated Notes may not be redeemed by the Company prior to April 2, 2002. Thereafter, the Convertible Subordinated Notes will be redeemable at the option of the Company, in whole or part, at the redemption prices set forth in the Convertible Subordinated Notes indenture. As of September 30, 1999, the Company had no material indebtedness outstanding that would have constituted Senior Indebtedness. The Indenture will not limit the amount of additional indebtedness, including Senior Indebtedness, which the Company can create, incur, assume, or guarantee, nor will the Indenture limit the amount of indebtedness which any subsidiary of the Company can create, incur, assume or guarantee.

         In August 1999, the Company repurchased $60 million of its Convertible Subordinated Notes for approximately $36.4 million, and as a result, the Company recognized an extraordinary gain of $21.8 million, net of amortized debt issuance costs. In October 1999, the Company completed an offer to purchase any and all of its outstanding Convertible Subordinated Notes. Notes in an aggregate principal amount of approximately $70 million were tendered and accepted for payment pursuant to the offer. The aggregate cost to purchase the Notes tendered pursuant to the offer was approximately $53 million and, as a result, the Company will recognize an extraordinary gain of approximately $14 million, net of expenses and unamortized debt issuance costs, in the quarter ending December 31, 1999. Convertible Subordinated Notes in an aggregate principal amount of approximately $20 million remain outstanding.

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

Recent Developments

         In August 1999, the Company entered into a three-year promotional and programming agreement with Westwood One, Inc., a radio network with over 5,000 radio stations worldwide, in exchange for $9 million of the Company's common stock, issued subsequent to September 30, 1999 (450,000 shares). The Company and Westwood One, Inc. will share all revenue generated from all programming produced.

         In August 1999, the Company repurchased $60 million of its Convertible Subordinated Notes for approximately $36.4 million, and as a result, the Company recognized an extraordinary gain of $21.8 million, net of amortized debt issuance costs. In October 1999, the Company completed an offer to purchase any and all of its outstanding Convertible Subordinated Notes. Notes in an aggregate principal amount of approximately $70 million were tendered and accepted for payment pursuant to the offer. The aggregate cost to purchase the Notes tendered pursuant to the offer was approximately $53 million and, as a result, the Company will recognize an extraordinary gain of approximately $14 million, net of expenses and unamortized debt issuance costs, in the quarter ending December 31, 1999. Convertible Subordinated Notes in an aggregate principal amount of approximately $20 million remain outstanding.

         During the quarter ended September 30, 1999, the Company acquired two additional businesses in exchange for an aggregate of $2,373,000 cash and $2,555,000 of the Company's common stock (110,100 shares). In connection with these purchases, goodwill was recorded in the amount of $4,928,000, which will be amortized over ten years.

         In September 1999, the Company and ZoneNetwork.com , publisher of MountainZone.com, signed an exclusive three-year content and commerce agreement. ZoneNetwork is producing co-branded, customized sites and stores for each of the Company's worldwide properties. The Company received a 3% minority stake in ZoneNetwork.com and a multi-million dollar fee in exchange for promotion of the co-branded sites and stores.

Results of Operations

Revenue

         Total revenue for the quarters ended September 30, 1999 and 1998 was $15,155,000 and $7,431,000, respectively. Total revenue for the nine months ended September 30, 1999 and 1998 was $39,236,000 and $21,233,000, respectively. The increase in revenue was primarily due to increased advertising sales, as well as increased revenue from the sale of merchandise (e-commerce), premium service fees and content licensing.

         Advertising revenue increased 86% to $7,797,000 for the three months ended September 30, 1999 from $4,200,000 for the three months ended September 30, 1998. Advertising revenue increased 57% to $20,082,000 for the nine months ended September 30, 1999 from $12,752,000 for the nine months ended September 30, 1998. The increase in revenue was primarily due to a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. Additional revenue was also generated in connection with the Company's advertising and sponsorship agreements with WebMD, MountainZone.com, and CareerPath, and the Company's new agreements with PGATOUR.com and Major League Baseball.

         Membership and premium services revenue increased $37,000 for the three months ended September 30, 1999 compared to the same period in 1998 and $584,000 for the nine months ended September 30, 1999 compared to the same period in 1998. In January 1999, the Company launched "SportsLine Rewards," a program which offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items. While membership revenue decreased due to a restructuring of the Company's membership program, premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as increased participation in the Company's "Sports Careers" products.

         E-commerce revenue for the three months ended September 30, 1999 increased 221% to $3,660,000 from $1,141,000 for the three months ended September 30, 1998. E-commerce revenue for the nine months ended September 30, 1999 increased 337% to $9,542,000 from $2,183,000 for the nine months ended September 30, 1998. The principal contributing factors to increased e-commerce revenue were increased product assortment, a new order entry platform and better product promotion through the Company's relationships with CBS and AOL. The purchase of two e-commerce businesses in 1999 also contributed to increased sales of merchandise in the third quarter.

         Content licensing and other revenue increased $1,571,000 for the three months ended September 30, 1999 compared to the same period in 1998, and $2,730,000 for the nine months ended September 30, 1999 compared to the same period in 1998. This was due primarily to increased revenue as a result of the Company's agreement with AOL and new subsidiary in Europe.

         As of September 30, 1999, the Company had deferred revenue of $2,691,000 relating to cash or receivables for which services had not yet been provided.

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 18% and 16% of total revenue for the three months ended September 30, 1999 and 1998, respectively. Barter transactions accounted for 19% and 17% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

Cost of Revenue

         Cost of revenue for the three months ended September 30, 1999 and 1998 was $8,331,000 and $4,081,000, respectively. Cost of revenue for the nine months ended September 30, 1999 and 1998 was $20,498,000 and $12,465,000 respectively. The increase in cost of revenue was primarily the result of increased merchandise costs due to higher merchandise sales and increased revenue sharing under the Company's agreements with CBS, Major League Baseball and PGATOUR.com. During 1999, the Company increased its editorial and operations staff to support the production of sports-related information and programming on the Company's Web sites and the content requirements under the AOL agreement as well as official sites of Major League Baseball and PGATOUR.com. As a percentage of revenue, cost of revenue remained at 55% for the three months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 and 1998 cost of revenue decreased to 52% from 59%. If e-commerce revenue in the future increases as a percentage of the Company's total revenue, management anticipates that gross margins could decrease in future quarters. The Company's e-commerce revenue generally produces a lower gross margin than other revenue categories. In addition, the Company's gross margin was, and may continue to be, adversely affected by start up expenses of its newly formed subsidiary, Sports.com Limited.

Operating Expenses

         Product Development. For the three months ended September 30, 1999 and 1998, product development costs were $459,000 and $305,000, respectively. For the nine months ended September 30, 1999 and 1998, product development costs were $1,221,000 and $1,018,000, respectively. The Company believes that investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest resources in product development. As a percentage of revenue, product development expense decreased to 3% for the three months ended September 30, 1999 from 4% for the three months ended September 30, 1998. For the nine months ended September 30, 1999 product development expense decreased to 3% from 5% for the nine months ended September 30, 1998, respectively.

         Sales and Marketing. For the three months ended September 30, 1999 and 1998, sales and marketing expense was $10,557,000 and $4,777,000, respectively. Sales and marketing expense was $25,595,000 for the nine months ended September 30, 1999 compared to $13,771,000 for the nine months ended September 30, 1998. The increase in sales and marketing expense was primarily the result of increased advertising on other Web sites and an increase in the number of sales and marketing personnel and related costs. Also, in February 1999, the Company entered into a new agreement with Netscape, which resulted in additional marketing expense. In addition, in August 1999, the Company started a national outdoor advertising campaign that has contributed to increased marketing expense. Barter transactions accounted for approximately 26% and 24% of sales and marketing expense for the three months ended September 30, 1999 and 1998, respectively, and 29% and 25% of sales and marketing expense for the nine months ended September 30, 1999 and 1998, respectively. The increase in the proportionate amount of barter expense was due primarily to the barter of content licensing for advertising during 1999 as a result of the Company's agreement with AOL. As a percentage of revenue, sales and marketing expense increased to 70% for the three months ended September 30, 1999 from 64% for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, sales and marketing expense was 65% for both periods. During the remainder of 1999, the Company plans to continue spending aggressively on a number of marketing related initiatives, hiring of new employees, investments in customer targeting and personalization tools and advertising for its Web sites. The Company also plans to launch a marketing campaign in Europe during the fourth quarter of 1999 to promote its Sports.com web sites.

         General and Administrative. General and administrative expense for the three months ended September 30, 1999 and 1998 was $5,928,000 and $3,460,000, respectively. For the nine months ended September 30, 1999 general and administrative expense was $13,946,000 compared to $9,599,000 for the nine months ended September 30, 1998. The increase in general and administrative expense in each period was primarily attributable to salary and related expenses for additional personnel, increases in rent and occupancy expense, increases in systems support and maintenance expense and start up expenses associated with the Company's subsidiary, Sports.com Limited. The Company increased general and administrative expense in order to develop and maintain the administrative infrastructure necessary to support the growth of its business. As a percentage of revenue, general and administrative expense decreased to 39% for the three months ended September 30, 1999 from 47% for the three months ended September 30, 1998, and to 36% for the nine months ended September 30, 1999 from 45% for the nine months ended September 30, 1998.

         Depreciation and Amortization. Depreciation and amortization expense was $7,631,000 and $3,977,000 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 depreciation and amortization expense was $20,190,000 compared to $11,652,000 for the nine months ended September 30, 1998. The increase in depreciation and amortization expense was primarily due to the amortization of amounts related to the Company's agreements with AOL, CBS, Westwood One, Inc. and PGATOUR.com and, to a lesser extent, to additional property and equipment acquired during 1999 to continue expanding the Company's technology infrastructure. The Company's agreement with CBS was amended in February 1999, which resulted in the issuance of additional warrants to CBS, and increased amortization expense in 1999. In future periods, the Company anticipates total amortization expense to increase as a result of the shares and warrants related to the new AOL, CBS, PGATOUR.com and Westwood One agreements.

         Under the Company's agreement with CBS, the Company has issued shares of common stock and warrants to purchase common stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content has been recorded in the balance sheet as deferred advertising and content costs and is amortized as depreciation and amortization expense over each related contract year. Total amortization expense under the CBS agreement was $10,525,000 for the nine months ended September 30, 1999 and will be approximately $3.6 million for the remainder of 1999.

      Under the Company's agreement with AOL, the Company issued shares of common stock and warrants to purchase common stock and made a cash payment in consideration of AOL's advertising and promotional efforts. The value of the advertising has been recorded on the balance sheet as deferred advertising costs and as amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the AOL agreement was $3,985,000 for the nine months ended September 30, 1999 and will be $1,328,000 for the remainder of 1999.

         Interest Expense. Interest expense was $1,631,000 for the three months ended September 30, 1999 compared to $28,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, interest expense was $3,895,000 and $82,000, respectively. The increase in interest expense was primarily due to accrued interest on the Convertible Subordinated Notes, which were issued on March 24, 1999. Interest expense is expected to decrease significantly in future periods as a result of the Company's repurchase of approximately $130 million of the outstanding Convertible Subordinated Notes.

         Interest and Other Income, Net. Interest and other income, net for the three months ended September 30, 1999 was $2,662,000 compared to $1,476,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, interest and other income were $6,880,000 and $3,122,000, respectively. The increase was primarily attributable to the higher average balance of cash and cash equivalents and marketable securities resulting from the Company's Convertible Subordinated Note offering in March 1999. Interest income is expected to decrease in future periods as a result of the use of approximately $90.5 million of cash to repurchase the Convertible Subordinated Notes.

         Extraordinary Gain. In the quarter ended September 30, 1999, the Company repurchased $60,000,000 of its Convertible Subordinated Notes for approximately $37,500,000, and as a result, the Company recognized an extraordinary gain of $21,809,000, net of unamortized debt issuance costs.

Liquidity and Capital Resources

         As of September 30, 1999, the Company's primary source of liquidity consisted of $64,509,000 in cash and cash equivalents, an increase of $32,825,000 from December 31, 1998. Short-term marketable securities at September 30, 1999 totaled $33,868,000, a decrease of $6,477,000 from December 31, 1998. The Company invests its excess cash predominantly in instruments that are highly liquid, of high investment grade, and such instruments generally have maturities of less than one year with the intent to make such funds readily available for operating and investment purposes. As of September 30, 1999, the Company also had $66,918,000 of non-current marketable securities and increase of $40,751,000 from December 31, 1998. Subsequent to September 30, 1999 the Company used $53 million of cash to repurchase the Convertible Subordinated Notes.

         The Company has obtained revolving credit facilities that provide for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at a current variable rate of approximately 9%. As of September 30, 1999, the Company owed $275,000 under these facilities.

         As of September 30, 1999, current deferred advertising and content costs totaled $21,538,000 and long-term deferred advertising and content costs totaled $40,705,000. These deferred amounts represent costs related to the CBS and AOL agreements. These amounts will be amortized as depreciation and amortization expense over the terms of each agreement. Accrued liabilities totaled $8,890,000 as of September 30, 1999, which represented an increase of $3,556,000 from December 31, 1998 primarily due to increases in accruals for advertising, revenue splits, health insurance and the employee stock purchase plan.

         Net cash used in operating activities was $23,232,000 and $12,818,000 for the nine months ended September 30, 1999 and 1998, respectively. The principal uses of cash for all periods were to fund the Company's net losses from operations partially offset by depreciation and amortization expense and changes in working capital.

         Net cash used in investing activities was $65,017,000 and $11,190,000 for the nine months ended September 30, 1999 and 1998, respectively. The principal uses of cash in investing activities were primarily for the purchase of current and non-current marketable securities and purchases of licensing rights, property and equipment and acquisitions of businesses.

         Net cash provided by financing activities was $121,074,000 and $86,761,000 for the nine months ended September 30, 1999 and 1998, respectively. Financing activities during 1999 consisted principally of the issuance and repurchase of a portion of the Convertible Subordinated Notes.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $4.0 to $5.0 million of property and equipment during the remainder of 1999. The capital expenditures will relate to infrastructure and system needs for the Company's European expansion and anticipated growth in e-commerce as well as normal operating and financial system improvements. Additionally, the Company intends to continue to pursue acquisition of or investments in businesses, services and technologies that are complementary to those of the Company.

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

         The Company has added personnel and retained a consulting firm to help assess the Company's Year 2000 compliance. The assessment is currently being conducted in four phases, the first two of which have been completed. During Phase One, the Company analyzed facilities, applications, network, distributed computing, infrastructure, and data in order to determine the size, scope, and complexity of the Company's exposure to Year 2000. During Phase Two, specific strategies required to bring exposure areas into compliance were formulated. Additionally, during Phase Two, the Company began interviewing hardware, software, market feed, and firmware vendors for Year 2000 compliance plans. The results of the first and second phases were used to develop a compliance/renovation approach, budget, and project plan, which includes an analysis of compliance strategies, cost parameters and timelines. Phase Three, which is near completion, consists of the renovations of software and applications, implementation of hardware patches, development of project contingencies and completion of final testing. Phase Four will complete the process with the development of a contingency plan for any hardware or software failure. The Company expects to be substantially Year 2000 compliant by the end of November 1999 with respect to its mission-critical computing infrastructure, associated applications, and strategic vendors and suppliers.

         The Company has incurred $550,000 in direct costs in the nine months ended September 30, 1999 and expects to incur an additional $100,000 during the remainder of 1999 to support its compliance initiatives. Although the Company expects to be Year 2000 compliant on or before December 31, 1999, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.


Seasonality

         The Company expects that its revenue will be higher leading up to and during major U.S. and European sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the World Cup events, although such events do not occur every year. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse affect on the Company's business, results of operations and financial condition.

Recent Accounting Pronouncements

         In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued which was adopted by the Company as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive loss is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Comprehensive income (loss) equals the net income (loss) for all periods presented.

          In June 1998, the FASB issued SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in the statement of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet adopted SFAS No. 133, as amended, and presently does not have any derivative instruments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES

(a) Sales of Unregistered Securities During the Three Months Ended September 30, 1999

         During the three months ended September 30, 1999, the Company issued and sold the following securities without registration under the Securities Act:

         The Company issued 282,960 shares of common stock to Kleiner Perkins Caufield & Byers VII and 7,256 shares of common stock to KPCB Information Sciences Zaibatsu Fund II pursuant to the cashless exercises of warrants in accordance with their terms.

         During the quarter ended September 30, 1999, as related to the acquisitions of businesses the Company issued an aggregate of 124,320 shares of common stock.

          Upon exercise of warrants, the Company issued an aggregate of 321,918 shares of common stock for total cash of $1,676,250 including: (i) 200,000 shares of common stock to the Estate of Burk Zanft for cash consideration of $1,000,000; (ii) 6,668 shares of common stock to International Management Group for cash consideration of $50,000; (iii) 5,000 shares of common stock to the Monica Seles for cash consideration of $25,000; (iv) 10,000 shares of common stock to Richard Horrow for cash consideration of $50,000; and (iv) 20,000 shares of common stock to Eldrick T. Woods for cash consideration of $150,000;
(v) 80,000 shares of common stock to James Walsh for cash consideration of $400,000; and (vi) 250 shares of common stock to Lee Kolligian for cash consideration of $1,250.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit 27 Financial Data Schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the three month period ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999                  SPORTSLINE USA, INC.
                                          (Registrant)

                                          /s/ Michael Levy
                                          ----------------
                                          Michael Levy
                                          President and Chief Executive Officer

                                          /s/ Kenneth W. Sanders
                                          ----------------------
                                          Kenneth W. Sanders
                                          Chief Financial Officer