Form 10-K405
period 1999-12-31
SPORTSLINE COM INC
filed 2000-03-30
CIK 945688

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                         Commission file number: 0-23337

                              SPORTSLINE.COM, INC.
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of March 21, 2000, was approximately $985,728,538 based on the $37.875 closing price for the Common Stock on The Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

     The number of shares of Common Stock of the registrant outstanding as of February 29, 2000 was 25,935,515.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this report.

================================================================================

                                 INDEX TO ITEMS
                                 --------------

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1
         Item 1. Business.........................................................................................1
         Item 2. Properties......................................................................................14
         Item 3. Legal Proceedings...............................................................................14
         Item4. Submission of Matters to a Vote of Security Holders..............................................14
PART II..........................................................................................................15
         Item5. Market for the Registrant's Common Equity and Related Stockholder Matters........................15
         Item 6. Selected Financial Data.........................................................................16
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........18
         Item 7A. Quantitative and Qualitative Disclosure About Market Risk......................................33
         Item8. Financial Statements and Supplementary Data......................................................34
         Item9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............56
PARTIII..........................................................................................................56
         Item10. Directors and Executive Officers of the Registrant..............................................56
         Item 11. Executive Compensation.........................................................................56
         Item 12. Security Ownership of Certain Beneficial Owners and Management.................................56
         Item 13. Certain Relationships and Related Transactions.................................................56
PART IV..........................................................................................................56
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................56

                                     PART I

ITEM 1.  BUSINESS.

         CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "ESTIMATES," "EXPECTS," AND WORDS OF SIMILAR IMPORT, CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. READERS ARE REFERRED TO THE "RISK FACTORS" SECTION OF THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINED HEREIN, WHICH IDENTIFIES IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD LOOKING STATEMENTS.

         SportsLine.com, Inc., formerly SportsLine USA, Inc. (together with its subsidiaries, "SportsLine" or the "Company"), is a leading Internet-based sports media company that provides branded, interactive information and programming as well as merchandise to sports enthusiasts worldwide. SportsLine produces and distributes original, interactive sports content, including editorials and analyses, radio shows, contests, games, fantasy league products and fan clubs. SportsLine also distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos, audio clips and video clips obtained from CBS and other leading sports news organizations, as well as SportsLine's superstar athletes. SportsLine produces the official Web sites for several organizations including Major League Baseball, the PGA TOUR and NFL Europe League. In addition, SportsLine is the primary sports content provider for America Online, Excite and Netscape.

         The Company has established a number of important strategic relationships to increase awareness of the SportsLine brand, build traffic on its Web sites and develop proprietary programming. In March 1997, SportsLine established a strategic alliance with CBS pursuant to which SportsLine's flagship Web site was renamed "cbs.sportsline.com" and receives extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona
500. The CBS agreement was amended in February 1999 to extend its term through 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that its relationship with CBS, in particular the branding of its flagship Web site as "cbs.sportsline.com" and the promotion the Company receives on CBS television broadcasts, will enable it to establish SportsLine as a broadly recognized worldwide consumer brand. The Company also has distribution agreements and relationships with a number of other partners including America Online, Excite, Netscape, Westwood One, theglobe.com, Major League Baseball and the PGA TOUR. See "--- Strategic Relationships."

         In May 1999, the Company established Sports.com Limited ("Sports.com") (formerly known as SportsLine Europe Limited) as a European-based, majority owned subsidiary. Intel Corporation, MediaOne Ventures and Reuters hold minority interests in Sports.com. In August 1999, the sports.com Web site was launched as the home of sports sites for fans of European sports, including soccer, rugby and cricket. Sports.com operates country-specific Web sites through locally based operating subsidiaries that deliver real-time, in-depth European sports content and programming that capitalizes on the Web's unique graphical and interactive capabilities. Sports.com has established local subsidiaries in the United Kingdom and France and plans to establish local subsidiaries in Germany, Italy and Spain within the next 12 months. Sports.com has formed strategic relationships with IMG, France Telecom Multimedia, Rete Srl and Manchester United.

SPORTS INFORMATION, PROGRAMMING AND DISTRIBUTION

         SportsLine offers a broad range of sports-related information and programming, which it delivers through its network of Web sites and other distribution channels.

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

     Scores, Statistics and Odds             The Company delivers continuously
                                             updated, real-time scores,
                                             schedules, standings, player and
                                             team statistics and odds for all
                                             major professional and college
                                             sports from data providers
                                             including The Associated Press,
                                             Data Broadcasting Corporation and
                                             SportsTicker and directly from the
                                             NBA, MLB, NFL and WNBA.

     Fantasy Leagues and Contests            Fantasy league enthusiasts can
                                             participate in SportsLine leagues
                                             or form their own leagues with
                                             customized rules, scoring and
                                             reporting. The Company administers
                                             player transactions (e.g., drafts,
                                             trades, starting lineup selection
                                             and disabled list and minor league
                                             moves) and provides summaries of
                                             scoring, standings and roster
                                             transactions. Proprietary contests
                                             feature cash prizes, limited
                                             edition sports memorabilia and
                                             other awards based on the results
                                             of weekly, season-long or special
                                             event related games of skill.
                                             Regular sweepstakes and "giveaways"
                                             feature cash prizes, sports
                                             memorabilia, event tickets and
                                             other merchandise.

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

      Local and Personalized Content         The Company packages its
                                             information and programming to
                                             enable users to follow local or
                                             regional team and event coverage,
                                             including weekly stories from
                                             college sports publications and
                                             team coverage from staff writers
                                             located in strategic cities across
                                             the nation. The Company's "Personal
                                             SportsPage" enables members to
                                             personalize the information and
                                             programming they receive over the
                                             web and "Personal SportsMail"
                                             delivers personalized content to
                                             members by e-mail. The Company also
                                             began a Rewards program in 1999
                                             which allows member to earn points
                                             redeemable for prizes by accessing
                                             the Web sites and accumulating page
                                             views.

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

      Audio The Company's radio studio produces over 20 hours of original, live programming each week, including interviews with superstars and notable sports personalities and regular commentary from leading sports analysts. The Company also "cybercasts" syndicated radio shows from Sports Byline USA, Sports Overnight America and various experts on sports-related topics, and produces and distributes audio clips of interviews, press conferences and other audio surrounding major sports events.

      Video The Company produces original video programming surrounding major sports events, live video interviews with sports celebrities and "cybercasts" featuring live video interviews and daily video clips covering events such as the Company's coverage of major events such as the XVIII Olympic Winter Games and the Super Bowl XXXIV. The Company also distributes video highlights from the PGA TOUR, NBA, NHL, CBS Sports and other sources.

                       NHL, CBS Sports and other sources



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


         cbs.sportsline.com has won numerous awards, including the Internet Services Association's "Outstanding Innovation" award for Baseball LIVE! (1996); a "Gold Medal" for Outstanding Olympic Coverage from The Wall Street Journal
(1996); a "Members' Choice" designation from AOL (1996-1998); NetGuide's "Platinum Award" as one of the best sites on the Web (1996); NetGuide's "Platinum Award" for overall site excellence (1997); "Editor's Choice" from UK Plus (1997), PC Magazine's top 25 sites on the Web (1997); the Webby Award for sports (1998); a "Revolution" award for Soccernet in the U.K. (1999); NetGuide's "Best Sports Site" (1999); PC Magazine's top 100 sites on the Web (1999); US News and World Report's "The Best of the Web: Sports" (1999); and Best Football Site from Yahoo! Internet Life (2000).

         cbs.sportsline.com's comprehensive approach is illustrated by its coverage of Major League Baseball. In addition to up-to-date news, scores, standings, rosters, transaction reports and exclusive editorial commentary, cbs.sportsline.com features Baseball LIVE!, an online "stadium" that utilizes Shockwave technology to enable users to view a graphical depiction of real-time play-by-play action of Major League Baseball games in progress. Additional baseball coverage includes player and team statistics that are sortable by position, team and standing; chat rooms and baseball newsgroup links and contests. Fantasy league enthusiasts also can purchase SportsLine's fantasy league products, which include Fantasy Baseball and Commissioner. Fantasy Baseball enables participants to manage their own fantasy- or rotisserie-style baseball league in season-long and playoff competitions. Participants form leagues of up to 20 teams and utilize cbs.sportsline.com to administer all player transactions (for example, drafts, trades, starting lineup selection, disabled list and minor league moves) and obtain weekly summaries of scoring, standings and roster transactions. cbs.sportsline.com also offers Fantasy Baseball participants the ability to communicate in specially reserved chat rooms. Commissioner provides fantasy and rotisserie league participants a fully configurable interface to manage their own leagues, including customizing rules, scoring and reporting to their own preferences.

         golfweb.com, acquired by the Company in January 1998, provides golf-related content, interactive entertainment, membership services, golf course discounts and merchandise domestically. In April 1999, the Company and the PGA TOUR agreed to combine the golfweb.com site with pgatour.com and to co-produce one comprehensive golf site, pgatour.com. The site offers the only real-time scoring on the Internet from the PGA TOUR, SENIOR PGA TOUR and NIKE TOUR events. The site also features news covering other golf organizations and international tours. Additionally, the site focuses on recreational golf, travel opportunities and golf instruction and features a variety of interactive tools such as course guides, reviews and message boards. Pgatour.com also features the PGA TOUR SHOP, the official online pro shop of the PGA TOUR offering a complete line of golf equipment, accessories, apparel and other products including PGA TOUR branded merchandise.

         sports.com, launched as a separate Web site in August 1999, is dedicated to providing comprehensive coverage of European sports. The Web site is produced and operated by the Company's European subsidiary, Sports.com which entered into a three year promotional package with IMG, the largest independent producer and packager of sports programming in the world. The Web site, sports.com, is the focal point of a network of sport and country sites presented to consumers including: football.sports.com which provides live coverage and real time scoring of soccer; rugby.sports.com which features live match centers, live scoring, timely editorial content, real-time statistics for all the major divisions of rugby in England, Scotland, Ireland and Wales; and france.sports.com which provides extensive, French-language coverage of all sports relevant to the French sports fan. Sports.com is the official internet media partner of Manchester United and was the exclusive Internet sports media partner for the official site of the 1999 Rugby World Cup.

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

         majorleaguebaseball.com, launched in June 1999, is the official Web site of Major League Baseball. The site includes live game audio broadcasts, daily and historical video highlights, real-time statistics and updates and team and player information. In addition, it features the sale of official licensed merchandise and contains fantasy competitions and interactive features including playable online games and Baseball LIVE, which provides real-time pitch-by-pitch coverage of every game in an exciting, animated format.

         Web Sites for Sports Superstars and Personalities. SportsLine has created and maintains Web sites for several sports superstars and personalities, including Joe Namath, Michael Jordan (jordan.sportsline.com), Tiger Woods (tigerwoods.com), Shaquille O'Neal (shaq.com), Cal Ripken, Jr. (2131.com), Mike Schmidt and John Daly (gripitandripit.com). The Company has packaged these Web sites in a unique and entertaining site that includes all of SportsLine's athlete spokespersons. The superstar athlete site includes features and insights from athletes, the opportunity to belong to fan clubs, as well as radio interviews and chat sessions from active and retired athletes from around the world of sports.

         Other Web Sites. SportsLine has created Web sites for sports organizations and major sports events, including the San Francisco Forty-Niners NFL franchise (sf49ers.com), the World of Wrestling Magazine (wrestleline.com), the 1999 Major League Baseball All-Star Game (mlballstargame.com) and the 1999 Major League Baseball official post-season site (worldseries.com).

         SportsLine is responsible for the technical development, production and maintenance of the Web sites it creates for athletes and sports organizations, as well as customer service, technical support and billing associated with the sale of premium features or merchandise. SportsLine's third party Web site agreements are for terms ranging from one to ten years and generally provide SportsLine the exclusive right to create a Web site for a sports superstar, personality, organization or affinity group, as well as to receive certain content for the Web site to use the athlete or organization's name, logos and other materials to promote the Company's business and products. In consideration for the rights granted under its third party Web site agreements, SportsLine has issued warrants to purchase Common Stock and, in certain instances, agreed to make cash payments. The Company generally is entitled to receive a percentage of the sponsorship, advertising and other revenue generated from the third party Web sites it develops.

         Other Distribution Channels

The inclusion of cbs.sportsline.com in AOL's services and the integration of cbs.sportsline.com into Excite Sports and Netscape Sports the Company's sports content and programming readily accessible to the millions of Web users that access the Internet via these platforms. The Company believes that its original sports radio shows have broad appeal and in August 1999 entered into an agreement to syndicate certain of its radio programming, both on the Internet and nationally to over-the-air sports talk radio stations. As of December 31, 1999, the Company had three radio programs in syndication in association with the Westwood One Radio Network: "The Drive" broadcast in 12 markets, "NFL Today" broadcast in 65 markets and "NFL Sunday" broadcast in 420 markets. The Company also intends to develop distribution and revenue opportunities in other media, including news wire services, publications and e-mail

STRATEGIC RELATIONSHIPS

         SportsLine has established strategic relationships to provide marketing and cross promotional opportunities, to increase consumer awareness of the SportsLine brand, to build traffic on its Web sites and to obtain exclusive sports content for its Web sites.

         CBS. In March 1997, the Company entered into a strategic alliance with CBS pursuant to which the Company's flagship Web site was renamed "cbs.sportsline.com". The agreement provides for cbs.sportsline.com to receive, among other things, extensive network television advertising and on-air promotion during the term of the agreement, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona 500. In addition, the Company has the right to use certain CBS logos and television-related sports content on cbs.sportsline.com and in connection with the operation and promotion of that Web site. CBS and the Company seek to maximize revenue through a joint advertising sales effort. The agreement also provides the Company access to certain CBS television-related sports content and the potential to create distribution and revenue opportunities with more than 200 CBS affiliates throughout the United States. The CBS agreement was amended in February 1999 to extend its term through 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         AOL. In July 1997, the Company entered into a strategic programming and distribution agreement with America Online, Inc. ("AOL") pursuant to which cbs.sportsline.com became the first "anchor tenant" on AOL's Sports Channel. In October 1998, the Company and AOL entered into a new three-year agreement and significantly expanded their online relationship to provide Company-produced sports news and statistics, special features, major event coverage and merchandise on several key AOL brands around the world. The Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com is the premier national sports partner with a presence on all Digital City local services, currently serving 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, Company became the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service.

         Excite. In October 1998, the Company entered into a three-year strategic relationship with Excite, Inc. making the Company the exclusive provider of sports content on the Excite Sports Channel.

         Netscape. In January 1999, the Company entered into a strategic relationship with Netscape Communications Corporation making the Company the premier sports content provider for the Netcenter Sports Channel as well as the exclusive provider for news, information and merchandise for NFL, NBA, NHL, MLB, golf, soccer, tennis, auto racing and NCAA basketball and football. In addition, cbs.sportsline.com is featured as a default content "channel" in the Channel Finder of Netscape's Netcaster Software which utilizes "push" delivery to give users the ability to subscribe to dynamic Web content and to browse these channels and Web sites offline from their desktop.

         France Telecom Multimedia. In November 1999, the Company's majority owned subsidiary, Sports.com Limited entered into a strategic agreement with France Telecom Multimedia, a subsidiary of France Telecom SA under which Sports.com produces and hosts co-branded sports channels for France Telecom's Internet portal, Voila, and its Internet service provider, Wanadoo, in France. The sites offer live match centers of events, timely analysis and real-time statistics, as well as an online store.

         theglobe.com. In February 2000, the Company entered into an agreement under which theglobe.com will exclusively develop and operate community services for the Company. Under the terms of the agreement, theglobe.com will co-brand and customize community services, including e-mail clubs, home page building tools and message boards, for the Company's Web sites and fantasy sports service.

         Westwood One. In August 1999, the Company entered into a three-year agreement with Westwood One, Inc. Under this agreement, the Company produces sports content for Westwood One/CBS Radio Sports' coverage of live sporting events. In addition, Westwood One was granted the right to syndicate the Company's radio programs ("The Drive," "NFL Today" and "NFL Sunday").

         WebMD. In August 1999, the Company entered into a two-year agreement with WebMD under which WebMD became the exclusive sponsor and content provider for the Company's Health & Wellness Web site. WebMD is providing the latest health and medical news, information and updates and access to daily interactive health oriented events and online support communities. Additionally, WebMD is the official sponsor of all injury reports in the Company's coverage of professional and collegiate athletics.

         MVP.com. Effective as of January 1, 2000, the Company entered into a 10-year strategic e-commerce and marketing agreement with MVP.com, Inc., a new sports and outdoor e-commerce company, pursuant to which MVP acquired and will operate the Company's domestic e-commerce business, including its e-commerce subsidiaries International Golf Outlet, Inc., Golf Club Trader, Inc. and Tennis Direct, Inc. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

         Sports Superstars and Organizations. The Company has established strategic relationships with sports superstars and personalities, including Michael Jordan, Tiger Woods, Joe Namath, Shaquille O'Neal, Cal Ripken, Jr., Mike Schmidt and John Daly. Each of these individuals has agreed to serve as a spokesperson for the Company, to permit the Company to use his or her name, likeness and photographs on promotional materials and to be available to the Company to provide input on business and marketing strategies. The Company also maintains cross promotional relationships with other sports organizations and affinity groups for which it has created Web sites, including the PGA TOUR, Major League Baseball, World of Wrestling Magazine and Sports Careers, a career consulting and placement service.

         IMG. In July 1999, the Company's majority owned subsidiary, Sports.com Limited, entered into a three-year promotional and consulting agreement with IMG under which IMG provides Sports.com production services, consulting services and promotional support through IMG-owned television, event and media properties.

         Other Media Relationships. In addition to promotion on CBS television sports broadcasts, SportsLine receives radio promotion through its strategic media relationships with Sports Byline USA, the nation's largest syndicated sports radio network, including on-air commercials and live endorsements by Ron Barr, Sports Byline USA's Emmy Award winning host. Additionally, the Company has an agreement with FT.com, the Web site of the Financial Times, to be the sports partner of FT.com and provide domestic and international sports news and information.

ADVERTISING AND SALES

         The Company believes that the demographics of its audience are similar to the traditional sports advertisers' target market. Based on Company sponsored market research, users of the SportsLine's U.S. Web sites are predominantly male, 87% are between the ages of 18 to 54, 62% have college degrees and 43% have an annual income greater than $75,000. In Europe, Sports.com is completing its first survey of its audience, but believes that the demographics of its audience is predominantly male between the ages of 18 and 49. The Company currently derives, and expects to continue to derive, a substantial portion of its revenue from advertising on its Web sites. The Company sells "banner" advertisements that allow interested readers to link directly to the advertisers' own Web sites or to promotional sites created by SportsLine. The Company also offers sponsorship opportunities that enable advertisers to associate their corporate messages with the Company's coverage of athletes and marquee events (such as the World Series, the Super Bowl, the Olympics, the NBA Playoffs and the Stanley Cup Playoffs), special features of the Company's Web sites (including ScoreCenters or Baseball LIVE!) and special promotions, contests and events. SportsLine targets as advertisers on its Web sites traditional sports advertisers, such as consumer product and service companies, technology companies, sporting goods manufacturers and automobile companies.

         Advertising revenue has been derived principally from short-term advertising contracts on a per impression basis or for a fixed fee based on a minimum number of impressions. SportsLine's advertising rates generally range from $10.00 to $50.00 per thousand impressions. To enable advertisers to verify the number of impressions received by their advertisements and monitor their advertisements' effectiveness, the Company provides its advertisers with third party audit reports showing data on impressions received by their advertisements.

         SportsLine's in-house sales staff develops and implements its advertising strategies, including identifying strategic accounts and developing presentations and promotional materials. The Company has sales personnel located in Fort Lauderdale, New York, Chicago, San Francisco, Los Angeles, and Detroit. The Company also capitalizes on its cross-marketing relationships with sports superstars, personalities, organizations and affinity groups by seeking sponsorships and advertisements from their sponsors. The Company coordinates its advertising sales efforts for cbs.sportsline.com with CBS's television network advertising sales personnel.

         No advertiser accounted for more than 9% of the Company's revenue during 1999 or 1998.

MEMBERSHIPS AND PREMIUM OFFERINGS

         Although the majority of information and programming on the Company's Web sites is free, SportsLine offers membership programs and other premium services on cbs.sportsline.com and vegasinsider.com.

         The following table sets forth certain information, as of December 31, 1999, concerning the Company's membership and premium service offerings:

   MEMBERSHIPS                                      DESCRIPTION                                          PRICE RANGE
-------------------------  ---------------------------------------------------------------------     ------------------
SPORTSLINE REWARDS         SportsLine Rewards.  Membership program in which members are rewarded            Free
                           for visiting the site, purchasing merchandise or
                           fantasy products and utilizing sponsors. Members can
                           redeem earned points for merchandise or participate
                           in special chats or emails.

                           SportsLine Rewards Plus.  Same as SportsLine Rewards, except that members receive bonus rewards and savings on the purchase of
                           merchandise and fantasy products.  Members can also receive for            $39.95 annually
                           tickets to special events.

GOLFWEB                    Players Club.  Personalized golf instruction; performance tracking;
                           discounts on greens fees, golf travel and merchandise; online golf          $39.95 annually
                           handicap.

Vegas Insider              Electronic Odds.  Fifteen minute delayed odds from premier Las Vegas casinos.

                           Detailed Match-up Analysis.  Game logs, "against-the-spread" and
                           "straight-up" records, team and player statistics, injury and weather       $29.95 monthly
                           reports and detailed write-ups.                                            $199.95 annually

                           Handicapping Experts.  Picks, match-up analysis and editorial commentary.

                           Member Chat Rooms.  Meet and compare notes with other members who are serious about handicapping.

  PREMIUM SERVICES                                    DESCRIPTION                                       PRICE RANGE
-------------------------  ---------------------------------------------------------------------     ------------------
Fantasy Leagues and        Commissioner.  Functional, easy to use fantasy and rotisserie league
Fantasy Tools              management software and statistics services.

                           Challenge Game.  Multi-player leagues featuring overall, conference,       $19.95 - $99.95
                           league and weekly prizes.

                           Fantasy Software/tools.  Team and league management, including sortable stats, Fantasy Scoring Center, Stats Projector and Trends
                           Analysis.

Odds and Picks             Electronic Odds.  Instant odds from premier Las Vegas casinos.              $99.95 monthly
                                                                                                      $999.00 annually
                           Pick Packs.  Expert picks for college and professional games from        $9.95 to $49.95 per
                           well-known handicappers.                                                      pick pack

Job Listings               Sports Careers.  Exclusive job listings in multiple sports                  $14.95 monthly
                           categories.  Also includes articles, audio, tips, success stories and    $19.95 semiannually
                           company contacts.                                                          $149.95 annually

         For certain products, SportsLine offers potential members a 30-day free trial period. As is typical in the online services industry, a portion of the users who access the Company's service on a trial basis do not become members, and each month a portion of SportsLine's members terminate their memberships. The Company believes that its conversion and retention rates are consistent with industry averages for online and similar services.

MERCHANDISE

         SportsLine maintains a comprehensive online retail site featuring more than 15,000 items, including event-driven merchandise (such as World Series Lockerroom Caps), licensed team gear and apparel, unique sports superstar memorabilia, health and fitness products and sports equipment. The site features: (i) an intuitive search tool, resulting in the presentation of the product image, description, price and a quick check-out feature to assist in making purchases; (ii) dynamically generated related product offerings which suggest similar products for sales as that requested; (iii) private password-protected shopper profiles which expedite ordering for return shoppers;
(iv) automatic e-mail confirmation of orders; and (v) instant member discounts for shoppers who are CBS SportsLine Rewards Plus members or Golfweb members. The store also has an auction site where the Company can put items from its stores up for auction. SportsLine also maintains several co-branded stores such as the Official Major League Baseball store, the PGA TOUR store and the SportsSound store.

         During June 1998, the Company acquired igogolf.com, a leading Internet golf retailer, which offers a full selection of name brand golf equipment and accessories from manufacturers including Callaway, Cobra, Titleist, TaylorMade, Ping, Wilson, Orlimar and many others. igogolf.com has established the ability with many of these manufacturers to offer direct and/or drop shipping capabilities which allow for fast and efficient shipment to the end-consumer. Additionally, igogolf.com keeps an inventory of new and used golf equipment and accessories for direct shipment to the end-consumer. In May 1999, SportsLine acquired golfclubtrader.com which buys and sells used and new golf equipment and in September 1999 the Company acquired tennisdirect.com, an online retailer of tennis equipment.

         In the first quarter of 2000, SportsLine entered into a 10-year strategic e-commerce and marketing agreement with MVP.com, Inc., a new sports and outdoor e-commerce company, pursuant to which MVP acquired and will operate the Company's domestic e-commerce business. Effective as of January 1, 2000, MVP has assumed responsibility, at its expense, for the design, hosting, operation and ongoing maintenance of the Company's e-commerce operations, including those mentioned above, and is entitled to all revenue generated from the sales of goods and services pursuant thereto. As consideration for this right, MVP has issued equity to the Company and will pay SportsLine promotional fees based on the amount of revenue generated, with minimum cash payments of $120 million over the 10-year term. In connection with this agreement, the Company sold three of its subsidiaries which engage in e-commerce activity, International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc., to MVP in exchange for additional equity in MVP.

MARKETING

         The Company's agreement with CBS provides for cbs.sportsline.com to receive, extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona 500. The Company also receives a variety of on-air promotional mentions on Westwood One/CBS Radio Sports stations. The Company's European subsidiary, Sports.com, receives television promotion through its agreement with IMG. Sports.com's sites and product attributes are promoted contextually and repeated in such IMG-produced programs such as "Trans World Sport" and "Futbol Mundial."

          Another effective source of advertising for SportsLine has been Web advertising. The Company advertises on a number of leading Web sites, including Yahoo!, Excite, Lycos, Alta Vista, Netscape and USA Today. SportsLine also actively pursues links from other popular Web sites, and the Company's Web sites are listed in the directories of most major search engine sites, including Yahoo!, Excite, Alta Vista and Lycos.

         SportsLine employs a variety of methods to promote the SportsLine brand and attract traffic and new members to its Web sites. In addition to on-air promotion on CBS television sports broadcasts and Westwood One radio stations and advertising on other Web sites, SportsLine advertises in targeted publications, on outdoor billboards and on sports talk radio stations, distributes promotional materials at selected sports events and engages in an ongoing public relations campaign. SportsLine also has conducted limited direct mail campaigns targeting online or sports-oriented consumers. Whenever possible, the Company utilizes cross promotional arrangements to secure advertising and other promotional considerations.

         SportsLine's agreements with sports organizations and affinity groups typically provide for the Company to receive exposure in any print, television and marketing vehicles utilized by the organizations or affinity groups to promote themselves or their products or services and for the distribution of the Company's promotional materials at events or industry shows in which they participate.

MEMBER SERVICE AND SUPPORT

         The Company believes that member service and support are important to its ability to attract and retain members. The Company's member support staff provides toll free telephone support, responds to customer requests concerning technical aspects of SportsLine's Web sites or certain third party software and conducts inbound and outbound telemarketing on an 18 hour a day, seven day a week basis. The Company does not charge for service and support.

COMPETITION

         The market for Internet services and products is intensely competitive and rapidly changing. SportsLine competes, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies: (i) Web sites targeted to sports enthusiasts generally (such as ESPN.com, and CNN and Sports Illustrated's CNN/SI and Fox Sports) or to enthusiasts of particular sports (such as Web sites maintained by the NFL, the NBA and the NHL); (ii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites; (iii) general purpose consumer online services such as AOL and Microsoft Network, each of which provides access to sports-related content and services; (iv) vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and (v) Web search and retrieval services, such as Alta Vista, Excite, Lycos and Yahoo!, and other high-traffic Web sites, such as those operated by C|NET and Netscape. The Company anticipates that the number of its direct and indirect competitors will increase in the future. Management believes that SportsLine's most significant competitors are ESPN.com, Fox Sports and CNN/SI Web sites which offer a variety of sports content.

         In Europe, Sports.com's most significant competitive challenge is from media companies that are familiar names in their respective markets and have an existing newsgathering, promotion and distribution infrastructure. Sports.com's most significant competitors include Sporting Life and Football & Rugby 365. In addition, during 1999 Sports.com terminated its relationships with Soccernet and CricInfo to host and co-produce its web sites. As a result, Soccernet and CricInfo now compete with Sports.com.

         The Company believes that the principal competitive factors in attracting and retaining users and members are the depth, breadth and timeliness of content, the ability to offer compelling and entertaining content and brand recognition. Other important factors in attracting and retaining users include ease of use, service quality and cost. The Company believes that the principal competitive factor in attracting and retaining content providers and merchandisers is SportsLine's ability to offer sufficient incremental revenue from licensing fees, bounties and online sales of product or services. The Company believes that the principal competitive factors in attracting advertisers include the number of users and members of SportsLine's Web sites, the demographics of SportsLine's user and membership bases, price and the creative implementation of advertisement placements. There can be no assurance that the Company will be able to compete favorably with respect to these factors.

         Many of SportsLine's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, significantly greater name recognition and substantially larger user or membership bases than SportsLine and, therefore, have a significantly greater ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in Internet user requirements and to devote greater resources than the Company to the development, promotion and sale of their services. There can be no assurance that SportsLine's current or potential competitors will not develop products and services comparable or superior to those developed by SportsLine or adapt more quickly than the Company to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect the Company's business, results of operations and financial condition. In addition, as SportsLine expands internationally, it may face new competition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company would not have a material adverse effect on its business, results of operations and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

         SportsLine is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to issues such as the protection of databases, user privacy, pricing and characteristics and quality of products and services. The adoption of laws or regulations in the future may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's costs of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain and could expose SportsLine to substantial liability, for which the Company might not be indemnified by content providers.

         SportsLine's contests and sweepstakes may be subject to state and federal laws governing lotteries and gambling. The Company seeks to design its contest and sweepstakes rules to fall within exemptions from such laws and restricts participation to individuals over 18 years of age who reside in jurisdictions within the United States and Canada in which the contests and sweepstakes are lawful. There can be no assurance that SportsLine's contests and sweepstakes will be exempt from such laws or that the applicability of such laws to the Company would not have a material adverse effect on the Company's business, results of operations and financial condition.

         Due to the global nature of the Internet, it is possible that the governments of various states of the United States or foreign countries may attempt to regulate SportsLine's transmissions or to prosecute SportsLine for violations of their laws. Violations of local laws may be alleged or charged by state or foreign governments. The Company may unintentionally violate these laws and these laws may be modified, or new laws enacted, in the future. It is also possible that states or foreign countries may seek to impose sales taxes on out-of-state companies that engage in commerce over the Internet. In the event that states or foreign countries succeed in imposing sales or other taxes on Internet commerce, the growth of the use of the Internet for commerce could slow substantially.

INTELLECTUAL PROPERTY

         SportsLine's performance and ability to compete are dependent to a significant degree on its internally developed content and technology. The Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements with its employees and with third parties and contractual provisions to establish and protect its proprietary rights. There can be no assurance that the steps taken by SportsLine to protect its proprietary rights will be adequate, that SportsLine will be able to secure trademark registrations for all of its marks in the United States and/or foreign countries, or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the Company's services. In the future, litigation may be necessary to enforce and protect the Company's trade secrets, copyrights and other intellectual property rights.

         On December 28, 1999, an action entitled Fantasy Sports Properties, Inc. v. SportsLine.com, Inc., Yahoo! Inc., ESPN, Inc. and Sandbox Entertainment, Inc., was commenced against the Company and the named-codefendants in the United States District Court for the Eastern District of Virginia. The plaintiff seeks damages and injunctive relief for the alleged infringement by the Company and the named co-defendants of a patent entitled "Computerized Statistical Football Game," issued by the United States Patent and Trademark Office, which is allegedly owned by the plaintiff. The Company in its Answer, Affirmative Defenses and Counterclaim has taken the position that it has not infringed the patent in suit, that the patent in suit is invalid, and the Company seeks a Declaratory Judgment of non-infringement and invalidity. The Company intends to vigorously defend itself in this action.

         On August 16, 1999, an action entitled Shopsports.com v. SportsLine USA, Inc., was commenced against the Company in the United States District Court for the Central District of California. The plaintiff seeks damages and injunctive relief in connection with the Company's use of a tertiary domain name which the plaintiff alleges infringes on plaintiff's trademark rights. The action is being consolidated with a declaratory judgment action, commenced by the Company, seeking a judgment that the use of the tertiary URL "shop.sportsline.com" did not infringe on plaintiff's common law rights. The Company intends to vigorously defend itself in this action.

         There can be no assurance that third parties will not bring copyright or trademark infringement claims against SportsLine or claim that the Company's use of certain technologies violates a patent. If it is determined that SportsLine has infringed upon a third party's proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to the Company, if at all. The inability to obtain any required license on satisfactory terms could have a material adverse effect on the Company's business, results of operations and financial condition. SportsLine may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If competitors of SportsLine prepare and file applications in the United States that claim trademarks used or registered by the Company, SportsLine may oppose those applications and have to participate in proceedings before the USPTO to determine priority of rights to the trademark, which could result in substantial costs to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could require SportsLine to license disputed rights from third parties or to cease using such trademarks. Any such litigation would be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, results of operations and financial condition. Adverse determinations in such litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from selling its services, any one of which could have a material adverse effect on SportsLine's business, results of operations and financial condition. In addition, inasmuch as SportsLine licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase; because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. SportsLine generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations;

however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations.

         In 1998, the Company settled a lawsuit over the use of the mark "SportsLine" and received as part of the settlement an assignment of the plaintiff's United States trademark registration for the "SportsLine" mark. The Company has applied to register in the United States a number of marks, several of which include the term "SportsLine." The Company has filed applications to register "SportsLine" marks in Australia and the United Kingdom. There can be no assurance that the Company will be able to secure adequate protection for these trademarks in the United States or in foreign countries. Many foreign countries have a "first-to-file" trademark registration system; and thus the Company may be prevented from registering its marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that competitors of the Company or others will adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect its "SportsLine" mark and other marks adequately could have a material adverse effect on the Company's business, results of operations and financial condition.

         SportsLine grants users of cbs.sportsline.com a license to use the Company's service under an agreement that prohibits the unauthorized reproduction or distribution of SportsLine's licensed and proprietary content. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's service or to obtain and use information that SportsLine or its content providers regard as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate SportsLine's copyrights, trademarks, service marks and similar proprietary rights.

EMPLOYEES

     SportsLine had 453 full-time employees in the United States and 93 full-time employees in Europe as of December 31, 1999. In the United States, 100 were in editorial and operations, 97 were in technical and product development, 169 were in sales and marketing and 87 were in finance and administration. In Europe, 34 were in editorial and operations, 12 were in technical and product development, 18 were in sales and marketing and 29 in finance and administration. The Company's future success depends in large part upon its ability to attract and retain highly qualified employees. Competition for such personnel is intense, and there can be no assurance that SportsLine will be able to retain its senior management or other key employees or that it will be able to attract and retain additional qualified personnel in the future. The Company's employees are not represented by any collective bargaining organization, and the Company considers its relations with its employees to be good.


INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

         SportsLine makes its Web sites available through multiple servers, running on Sun Solaris, Microsoft Windows and Microsoft NT operating systems. SportsLine uses the Netscape family of Commercial Applications Software for its Web servers, publishing systems, merchandise systems and secure credit card capture and billing. Capabilities in place include bulletin boards, mail, chat (including regular text based chat as well as Virtual Reality worlds with integrated chat), news groups, merchandising, streaming audio and video, and interactive Java and Shockwave applications.

         SportsLine maintains all of its computer systems at its Fort Lauderdale, Florida corporate headquarters and maintains mirror sites for its Web sites at host facilities in Santa Clara, California, Jersey City, New Jersey and Herndon, Virginia. The Company's operations are dependent upon its ability to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond the Company's control. SportsLine maintains access to the Internet through two third-party providers, each of which maintains a DS3 connection running at 45 megabits per second connected to two routers in the Company's facility. Redundant fiber optic cables from the Company's building connect with each local Internet provider's fiber network. SportsLine's Internet connections are fully redundant, so that if a failure in the network or equipment of one service provider occurs, traffic is automatically routed through to the other provider. All of the Company's computer equipment is powered by an uninterruptible power supply ("UPS"), which is backed up by a diesel generator designed to provide power to the UPS within seconds of a power outage. In addition, all of the Company's production systems are copied to backup tapes each night and stored at a third party, off-site storage facility. All of SportsLine's computer equipment is insured at replacement cost and SportsLine has developed a comprehensive, out-of-state disaster recovery plan to respond to system failures. The Company has an arrangement with Comdisco Disaster Recovery Services ("CDRS") which provides that in the event the Company's facility cannot provide service for any reason, the Company's backup tapes would be shipped to Comdisco's New Jersey facility where they will be loaded to replicate and restore the Company's service. Moreover, SportsLine has reserved space in CDRS's Business Recovery Center in Atlanta, Georgia. In the event of a system failure, SportsLine's engineering and content production staff would have access to hardware and software in Atlanta similar to that used at SportsLine's facility. The Company's future plans include replacing the Atlanta facility with its already existing operations in Tacoma, Washington. Notwithstanding the precautions taken by the Company, any disruption in SportsLine's Internet access, failure of SportsLine's third party providers to handle higher volumes of users or damage or failure that causes system disruptions or other significant interruptions in SportsLine's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company's European subsidiary, Sports.com is heavily dependent on SportsLine for its technical infrastructure, content building and deployment. Sports.com's Web sites are hosted by the Company's facilities in Herndon, Virginia. During 2000, Sports.com plans to build a data center in London and expand its technical operations in Europe.

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

                 NAME                         AGE                                 POSITION
                 ----                         ---                                 --------
Michael Levy........................          53       Chairman of the Board, President and Chief Executive Officer
Dan Leichtenschlag..................          38       Senior Vice President of Operations and Chief Technology Officer
Mark J. Mariani.....................          43       President, Sales and Marketing
Kenneth W. Sanders..................          43       Senior Vice President and Chief Financial Officer
Andrew S. Sturner...................          35       President, Corporate and Business Development

         MICHAEL LEVY has served as the President, Chief Executive Officer and Chairman of the Board of the Company since its inception in February 1994. From 1979 through March 1993, Mr. Levy served as President, Chief Executive Officer and as a director of Lexicon Corporation, a high technology company specializing in data communications and signal processing technology. From January 1988 to June 1993, Mr. Levy also served as Chairman of the Board and Chief Executive Officer of Sports-Tech International, Inc., a company engaged in the development, acquisition, integration and sale of computer software, equipment and computer-aided video systems used by professional, collegiate and high school sports programs. Between June 1993 and February 1994, Mr. Levy was a private investor. Mr. Levy is a director of iVillage, Inc. and NetCreations, Inc.

         DAN LEICHTENSCHLAG has served as the Company's Senior Vice President of Operations since June 1999. Mr. Leichtenschlag joined the Company as Director of Operations in May 1995 and was promoted to the position of Vice President of Engineering in 1997, and given the title of Chief Technology Officer in 1998. From June 1983 to April 1995, Mr. Leichtenschlag served in various technical and management capacities at General Electric including Manager, Genie Systems Development, GE's on-line service and Manager, UNIX Software Development.

         MARK J. MARIANI has served as the Company's Executive Vice President, Sales since April 1996 and was appointed President, Sales and Marketing in June 1999. From August 1991 to March 1996, Mr. Mariani served as Executive Vice President of Sports Sales for Turner Broadcasting Sales, Inc. From June 1990 to August 1991, Mr. Mariani served as Senior Vice President and National Sales Manager for CNN in New York, and from May 1986 to June 1990, Mr. Mariani served as Vice President for CNN Sales Midwest. Prior to joining Turner Broadcasting, Mr. Mariani served as an Account Executive for WBBM, an owned and operated CBS television station in Chicago, Illinois. Mr. Mariani is a director of Internet Sports Network, Inc.

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

         ANDREW S. STURNER has served as the Company's Vice President, Business Development since June 1995 and was appointed President, Corporate and Business Development in June 1999. From May 1994 to June 1995, Mr. Sturner served as Vice President of Business Development for MovieFone, Inc., an interactive telephone service company. From March 1993 to May 1994, Mr. Sturner served as President of Interactive Services, an interactive audiotext development company which he co-founded in 1992. From August 1990 to March 1993, Mr. Sturner was a bankruptcy associate at the law firm of Stroock & Stroock & Lavan. Mr. Sturner is a director of Internet Sports Network, Inc.

ITEM 2.  PROPERTIES.

         SportsLine's corporate headquarters are located in Fort Lauderdale, Florida. The Company currently leases approximately 45,000 square feet in three adjacent buildings under three leases, which expire in April 2000, June 2000 and November 2001, respectively. The Company has an option to extend one of these leases for a five-year term. SportsLine also leases sales offices in Chicago, New York, San Francisco, Los Angeles and Denver, a news operation office in Tacoma, Washington and a fantasy operations office in New York. The Company's new subsidiary in Europe currently has three leased spaces located in London, Leeds and Paris. The Company has entered into an agreement to lease a commercial building in Fort Lauderdale, Florida consisting of approximately 81,000 square feet. The lease is for a term of ten years for total rent commitments of up to $13 million, commencing upon occupancy, with options to extend the lease for two additional five-year terms. SportsLine anticipates moving its corporate headquarters into this new building in April 2000.

ITEM 3.  LEGAL PROCEEDINGS.

         Reference is made to the patent and trademark litigation described in "Item 1. Business - Intellectual Property."

         From time to time, SportsLine may be involved in other litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on SportsLine's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET PRICES FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SPLN" since November 13, 1997. The following table sets forth for the periods indicated the range of high and low closing prices per share of Common Stock, as reported by the Nasdaq National Market:

                                                        HIGH          LOW
                                                        ----          ---
     1998
          First Quarter.........................       32.38         11.75
          Second Quarter........................       38.38         22.75
          Third Quarter.........................       37.50         13.00
          Fourth Quarter........................       19.13          7.69

     1999
          First Quarter.........................       57.81         17.00
          Second Quarter........................       54.75         30.69
          Third Quarter.........................       40.75         17.00
          Fourth Quarter........................       63.25         25.25

         SportsLine has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. SportsLine currently intends to retain future earnings, if any, to fund the development and growth of its business.

         As of March 21, 2000, the Company had approximately 237 shareholders of record. The Company believes that the number of beneficial owners of the Common Stock is in excess of 300.

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED DECEMBER 31, 1999

         (1) In January 1999, pursuant to a March 1997 agreement with CBS, the Company issued to CBS 558,988 shares of Common Stock and warrants to purchase 380,000 shares of Common Stock. In February 1999, the Company amended the 1997 agreement and accelerated the issuance to CBS of 1,052,937 shares of Common Stock and warrants to purchase 760,000 shares of Common Stock, which originally were to be issued in 2000 and 2001. The Company also issued to CBS new warrants to purchase 1,200,000 shares of Common Stock, which vest on various dates through January 2001, and agreed to issue to CBS on Specified issue dates for each of the sixth through tenth contract years Common Stock having a fair market value of $20.0 million on each issue date.

         The consideration for such shares and warrants consisted of licenses to CBS logos and content and CBS's agreement to provide the Company specified minimum amounts of advertising and promotion.

         In December 1999, the Company issued 380,000 shares to CBS upon exercise of its warrants in cash consideration of $7,600,000.

         (2) In February 1999, the Company issued 884 shares of Common Stock to Lighthouse Capital, Inc.pursuant to a cashless exercise of a warrant in accordance with its terms.

         (3) In May 1999, as part of the acquisition of Golf Club Trader, Inc., the Company issued to the shareholders of Golf Club Trader a total of 195,850 shares of Common Stock.

         (4) In May 1999, the Company issued to the PGA Tour, Inc. warrants to purchase 114,943 shares of Common Stock as consideration for three-year promotional and production agreement.

         (5) The Company issued 282,960 shares of Common Stock to Kleiner Perkins Caufield & Byers VII and 7,256 shares of Common Stock to KPCB Information Sciences Zaibatsu Fund II pursuant to the cashless exercise of warrants granted in 1995 in accordance with their terms.

         (6) In October 1999, the Company issued to Westwood One 450,000 shares of Common Stock as consideration for a three-year promotional and programming agreement.

         (7) In December 1999, as part of the acquisition of Daedalus World Wide Corporation ("DWWC"), the Company issued to the shareholders of DWWC a total of 599,998 shares of Common Stock.

         (8) During the year ended December 31, 1999, in connection with acquisitions of other businesses the Company issued an aggregate of 124,320 shares of Common Stock.

         (9) During the year ended December 31, 1999, upon exercise of warrants by holders other than CBS, the Company issued a total of 658,334 shares of Common Stock for aggregate cash of $3,985,150 including:

                                                                   Number of shares          Consideration
Holder of Warrants                                                      received              received by
                                                                        --------              SportsLine
                                                                                              ----------
IMG........................................................               13,334             $  100,000
James Lampley..............................................               10,000                126,000
Rice Family Trust..........................................               19,750                 98,750
Thomas Loeffler............................................                3,000                 15,000
Shaquille O'Neal...........................................               32,000                160,000
John Daly..................................................                5,000                 50,000
Joe Namath.................................................              100,000                500,000
Carmen Policy..............................................               12,000                 90,000
Keyshawn Johnson...........................................                4,000                 35,000
Bruce Binkow...............................................                4,000                 20,000
Michael Schmidt............................................               10,000                 50,000
Sports Management Group....................................                4,000                 20,000
Gary Uberstine.............................................                8,000                 40,000
Leonard Armato.............................................               15,000                 75,000
Edward DeBartolo...........................................               12,000                 90,000
NFL Players Association....................................               12,000                150,000
Bill Walton................................................                6,000                 54,150
Sports Byline USA..........................................                4,000                 20,000
Estate of Burk Zanft.......................................              200,000              1,000,000
Monica Seles...............................................                5,000                 25,000
Richard Horrow.............................................               10,000                 50,000
Eldrick T. Woods...........................................               20,000                150,000
James Walsh................................................               80,000                400,000
Lee Kolligian..............................................                  250                  1,250
Michael Jordan.............................................               64,000                640,000
Gabrielle Reece............................................                5,000                 25,000

      No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in
Section 4(2) of the Securities act of 1933, as amended (the "Securities Act") pm the basis that they were issued under circumstances not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10K. The selected consolidated balance sheet data set forth below as of December 31, 1998 and 1999, and the selected consolidated statement of operations data for the three years ended December 31, 1999 have been derived from the Company's audited consolidated financial statements.

                                   -------------------------------------------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,(1)
                                              (UNAUDITED)
                                          U.S.     SPORTS.COM    TOTAL
                                          ----     ----------    -----
                                          1999       1999        1999           1998           1997          1996          1995
                                          ----       ----        ----           ----           ----          ----          ----
STATEMENT OF OPERATIONS
DATA:
                                                                           (In thousands, except for share and per share data)
Revenue .............................   $ 58,284   $ 1,994    $    60,278    $    30,551    $    12,014    $    3,058    $      100
Cost of revenue .....................     31,536     2,548         34,078         17,231         10,431         4,233           818
                                        --------   -------    -----------    -----------    -----------    ----------    ----------
Gross margin (deficit) ..............     26,748      (548)        26,200         13,320          1,583        (1,175)         (718)
Operating expenses:
  Product development ...............      1,587      --            1,587          1,313          2,541         1,445           721
  Sales and marketing ...............     34,463     1,989         36,452         20,481         14,019         7,115         1,456
  General and administrative ........     17,306     2,757         20,063         13,159          8,305         5,644         3,081
  Depreciation and amortization .....     24,809       997         25,806         17,104         11,689           993           206
  Other non-recurring charge
    for settlement of litigation ....         --        --             --          1,100             --            --            --
                                        --------   -------    -----------    -----------    -----------    ----------    ----------
     Total operating expenses .......     78,165     5,743         83,908         53,158         36,554        15,197         5,464
                                        --------   -------    -----------    -----------    -----------    ----------    ----------
Loss from operations ................    (51,417)   (6,291)       (57,708)       (39,838)       (34,971)      (16,372)       (6,182)
Interest expense ....................     (4,392)     --           (4,392)          (118)          (146)         (161)          (51)
Interest and other income, net ......      8,783       193          8,976          4,447            940           430           125
                                        --------   -------    -----------    -----------    -----------    ----------    ----------
Loss before extraordinary gain ......    (47,026)   (6,098)       (53,124)       (35,509)       (34,177)      (16,103)       (6,108)
Extraordinary gain on
   extinguishment of debt ...........     36,027      --           36,027           --             --            --            --
                                        --------   -------    -----------    -----------    -----------    ----------    ----------
Net loss ............................   $(10,999)  $(6,098)   $   (17,097)   $   (35,509)   $   (34,177)   $  (16,103)   $   (6,108)
                                        ========   =======    ===========    ===========    ===========    ==========    ==========
Net loss per share--basic and
   diluted ..........................
   Loss per share before
    extraordinary gain ..............                         $     (2.31)   $     (1.94)   $     (3.08)   $    (2.31)   $    (1.59)

   Extraordinary gain ...............                                1.57           --             --            --            --
                                                              -----------    -----------    -----------    ----------    ----------
Net loss per share--basic and
    diluted ....... .................                         $     (0.74)   $     (1.94)   $     (3.08)   $    (2.31)   $    (1.59)
                                                              ===========    ===========    ===========    ==========    ==========
Weighted average common and
   common equivalent shares
   outstanding--basic and diluted ...                          23,018,224     18,305,927     11,107,534     6,971,369     3,835,977
                                                              ===========    ===========    ===========    ==========    ==========

                                                                                           DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                             1999           1998            1997             1996            1995
                                                           --------       ---------       --------         --------        --------
                                                                         (in thousands)
BALANCE SHEET DATA:
Cash and marketable securities ....................        $120,973        $ 85,242        $ 33,988        $ 15,250        $  1,175
Working capital (deficit) .........................          97,229          64,509          31,284          12,519          (1,349)
Total assets ......................................         271,461         137,655          45,726          19,984           3,901
Long-term obligations, net of current
   maturities .....................................          19,608             207             458             685             770
Total shareholders' equity ........................         224,656         118,963          36,985          15,426             405

(1) The selected financial data gives effect to acquisitions which were accounted for under the "pooling-of-interests" accounting method. See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth under "Risk Factors that May Affect Future Results," below and elsewhere in this Report. The following discussion also should be read in conjunction with the information set forth in "Item 6. Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

OVERVIEW

         The Company derives most of its revenue from advertising, e-commerce and membership and premium services sales. Advertising revenue, e-commerce revenue and fees from memberships and premium services constituted approximately 50%, 27% and 9%, respectively, of the Company's total revenue in 1999; 58%, 12% and 16%, respectively, of the Company's total revenue in 1998; and 53%, 9% and 22%, respectively, of the Company's total revenue in 1997. The Company also derives revenue from content licensing, primarily barter. Advertising revenue has been derived principally from short-term advertising contracts on a per impression basis or for a fixed fee based on a minimum number of impressions. Advertising revenue also includes sponsorship opportunities that enable advertisers to associate their corporate messages with the Company's coverage of athletes and marquee events for a fee. E-commerce revenue is derived from sales of sports memorabilia, equipment, licensed apparel and other sports related items. Although most of the content on the Company's Web sites is free, users of the Company's Web sites can purchase memberships and premium services for a fee. The Company's majority owned subsidiary, Sports.com Limited which was formed in May 1999 has contributed to the growth in revenues and accounted for approximately 3% of total revenue in 1999. The Company has had agreements to syndicate certain of its radio programming on traditional radio stations since November 1997. As of December 31, 1999, the Company has three radio programs in syndication: "The Drive" broadcast in 12 markets, "NFL Today" broadcast in 65 markets and "NFL Sunday" broadcast in 420 markets pursuant to SportsLine's agreement with Westwood One entered into in August 1999. Through December 31, 1999, the Company's syndication revenue has not been significant.

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

         On January 29, 1998, the Company acquired all of the outstanding capital stock of Golfweb in exchange for approximately 844,490 shares of Common Stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of Common Stock. The acquisition was accounted for under the "pooling-of interests" accounting method. Accordingly, the Company's consolidated financial statements include the accounts of Golfweb. See Notes 2 and 5 of Notes to Consolidated Financial Statements.

         On June 29, 1998, the Company acquired International Golf Outlet, Inc. ("IGO"), a privately-held Internet retailer of fine golf equipment and accessories, for $2 million, consisting of $350,000 in cash and $1.65 million of Common Stock (46,924 shares). The Company also agreed to issue to the IGO shareholders additional Common Stock, valued at $1.5 million at the time of acquisition (42,658 shares), if IGO meets certain annual revenue and earnings targets over the three year period following the acquisition. These targets were met for the first period and, accordingly, during 1999 the Company issued 14,220 additional shares of Common Stock valued at $249,000 to the former IGO shareholders. See Notes 2 and 5 of Notes to Consolidated Financial Statements.

         In May 1999, the Company acquired Golf Club Trader, Inc. for approximately $7 million of Common Stock (195,850 shares). The purchase was accounted for using the pooling-of-interests method of accounting; however, given Golf Club Trader, Inc.'s immateriality, historical results of the Company were not restated and the results of Golf Club Trader, Inc. are included herein beginning April 1, 1999. See Notes 2 and 5 of Notes to Consolidated Financial Statements.

         Sports.com Limited, formerly known as SportsLine Europe Limited ("Sports.com"), was formed in May 1999 as a majority owned subsidiary of the Company. In June 1999, Sports.com acquired the sports division of Infosis Group. The Company accounted for this transaction using the purchase method of accounting. The accompanying financial statements also include the purchase of Sportsweb. In connection with the initial capitalization of Sports.com and the acquisition of Sportsweb, the Company recorded a liability of $7,443,000 on its balance sheet to reflect its minority interest in Sports.com.

          In December 1999, the Company acquired Daedalus World Wide Corporation for consideration valued at approximately $31,780,000 consisting of $4,000,000 cash and $27,780,000 of Common Stock (599,998 shares). The transaction was accounted for using the purchase method of accounting. See Notes 2 and 5 of Notes to Consolidated Financial Statements.

         The Company acquired other businesses during 1999, and accounted for these transactions using the purchase method of accounting. The two businesses were acquired in exchange for an aggregate of $2,373,000 cash and $2,555,000 of the Company's common stock (124,322 shares). See Notes 2 and 5 of Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

         In the first quarter of 2000, SportsLine entered into a 10-year strategic e-commerce and marketing agreement with MVP.com, Inc., a new sports and outdoor e-commerce company, pursuant to which MVP acquired and will operate the Company's domestic e-commerce business. Effective as of January 1, 2000, MVP assumed responsibility, at its expense, for the design, hosting, operation and ongoing maintenance of the Company's e-commerce operations, including those mentioned above, and is entitled to all revenue generated from the sales of goods and services pursuant thereto. As consideration for this right, MVP has issued equity to the Company and will pay SportsLine promotional fees based on the amount of revenue generated, with minimum cash payments of $120 million over the 10-year term. In connection with this agreement, the Company sold three of its subsidiaries which engage in e-commerce activity (International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc.) to MVP in exchange for additional equity in MVP.

         In January 2000, Sports.com completed a second round of funding, raising gross proceeds of $52.5 million through the issuance of Series B Preferred Stock. Proceeds from the funding will be used for working capital and other general corporate purposes, including expansion into new countries, additional marketing and advertising sales activities and capital expenditures.

RESULTS OF OPERATIONS

     Revenue

         Total revenue for the year ended December 31, 1999 was $60,278,000 compared to $30,551,000 for the year ended December 31, 1998 and $12,014,000 for the year ended December 31, 1997. The increase in revenue in each period was primarily due to increased advertising sales, as well as increased revenue from the sale of merchandise, memberships and premium service fees, and content licensing.

         Advertising revenue increased $12,272,000 in 1999 compared to 1998 and $11,369,000 in 1998 compared to 1997. Advertising revenue for the years ended December 31, 1999, 1998 and 1997 accounted for approximately 50%, 58% and 53%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. During 1999, the Company generated additional revenue in connection with the Company's advertising and sponsorship agreements with WebMD, MountainZone.com and CareerPath. International advertising revenue accounted for approximately

3% of total advertising revenue during 1999 and the Company expects international advertising revenue to continue to grow in future years. Additionally, during 1999 and 1998 the Company increased the number of impressions available for advertising by increasing its content and through its agreements with PGATOUR.com and Major League Baseball, among others, to produce the official Web sites of the organizations.

         Membership and premium services revenue increased $597,000 in 1999 compared to 1998 and $2,331,000 in 1998 compared to 1997. In January 1999, the Company launched "SportsLine Rewards," a program which offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items. While basic membership revenue decreased in 1999 due to a restructuring of the Company's membership program, premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as increased participation in the Company's "Sports Careers" products. Membership and premium service revenue increased in 1998 from 1997 due to increased member signups as well as an increased number of premium products.

         E-commerce revenue increased to $16,486,000 in 1999 compared to $3,600,000 and $1,049,000 in 1998 and 1997, respectively. During the fourth quarter of 1997, the Company launched The Sports Store (thesportstore.com), which offers a variety of branded sports merchandise, books, videos and unique collectible memorabilia. The principal contributing factors to increased e-commerce revenue were increased product assortment, a new order entry platform and better product promotion through the Company's relationships with CBS and AOL. The purchase of two e-commerce businesses in 1999 and one in 1998 also contributed to increased sales of merchandise from year to year. E-commerce revenue is expected to decline significantly in future periods as a result of the sale of the Company's domestic e-commerce operations to MVP.com; however, advertising revenue is expected to increase as a result of the promotion fees to be paid by MVP.com to the Company. See "--Recent Developments."

         Content licensing and other revenue increased $3,972,000 during 1999 compared to 1998 and $2,254,000 during 1998 compared to 1997 due to the Company's agreement with AOL. Content licensing and other revenue also increased during 1999 as a result of the Company's agreement with Excite and content revenue generated by Sports.com.

         As of December 31, 1999, the Company had deferred revenue of $4,160,000 relating to cash or receivables for which services had not yet been provided.

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 17%, 19% and 19% of total revenue for 1999, 1998 and 1997, respectively. Barter revenue decreased in 1999 compared to 1998 and 1997 primarily due to a greater growth rate of cash revenue versus barter revenue. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

     Cost of Revenue

         Cost of revenue consists primarily of content fees to third parties and payroll and related expenses for the Company's editorial and operations staff who are responsible for creating content on the Company's Web sites and radio programs. Telecommunications, Internet access and computer related expenses for the support and delivery of the Company's services are also included in cost of revenue. Cost of revenue also includes the cost of merchandise sold. Also included in cost of revenue are royalty and other payments paid to certain content providers, technology and marketing partners and celebrity athletes based on membership levels or percentage of revenue generated subject, in certain instances, to specified minimum amounts.

         Cost of revenue was $34,078,000 in 1999 compared to $17,231,000 and $10,431,000 for 1998 and 1997, respectively. The increase in cost of revenue for each period was primarily the result of increased merchandise costs due to higher merchandise sales and is also the result of increased revenue sharing under the Company's agreements with CBS, Major League Baseball and PGATOUR.com. In addition, telecommunications cost has increased for each period as the Company increased its capacity to support and deliver its services to the increased traffic on its Web sites. Other increases in cost of revenue reflect the relatively high level of revenue splits and rights payments required to initiate the start up of Sports.com (which accounted for 4% of total cost of revenue during 1999). During 1999 and 1998 the Company increased its editorial and operations staff to support the production of sports-related information and programming on the Company's Web sites and the content requirements under the AOL agreement as well as the official sites of Major League Baseball and PGATOUR.com. As a percentage of revenue, cost of revenue increased to 57% for the year ended December 31, 1999 from 56% in December 31, 1998 and decreased as compared to 87%, for the year ended December 31, 1997, respectively.

     Operating Expenses

         Product Development. Product development expense consists primarily of consulting and employee compensation and related expenses required to support the development of existing and new service offerings and proprietary content. These costs are expensed as incurred.

         Product development expense was $1,587,000 for the year ended December 31, 1999 compared to $1,313,000 and $2,541,000 for the years ended December 31, 1998 and 1997, respectively. The increase in product development expense in 1999 is primarily the result of increased product development personnel and consultants and the associated costs. The decrease in product development expense in 1998 from 1997 was primarily attributable to the reduction of technical personnel and associated costs relating to the purchase of Golfweb. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest resources in product development. As a percentage of revenue, product development expense decreased to 3% for the year ended December 31, 1999 from 4% and 21%, for the years ended December 31, 1998 and 1997, respectively.

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

         Sales and marketing expense was $36,452,000 for the year ended December 31, 1999 compared to $20,481,000 and $14,019,000 for the years ended December 31, 1998 and 1997, respectively. The increase in sales and marketing expense in each period was primarily the result of an increase in the number of personnel and related costs, increased advertising on other Web sites as well as in print and other media, prizes awarded to contestants in the Company's various contests and costs associated with the Company's new "Rewards" program. Also in February 1999, the Company entered into an agreement with Netscape which resulted in additional marketing expense. Sports.com accounted for 5% of sales and marketing expense. The Company intentds to continue to aggressively promote the sports.com brand worldwide in order to attract traffic and new users to its Web sites. Barter transactions accounted for approximately 30%, 27% and 16% of sales and marketing expense for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in the proportionate amount of barter expense was due to the use of barter for content licensing during 1999 and 1998. As a percentage of revenue, sales and marketing expense decreased to 60% for the year ended December 31, 1999 from 67% and 117% for the years ended December 31, 1998 and 1997, respectively.

         General and Administrative. General and administrative expense consists of salary and related costs for executive, finance and accounting, technical and customer support, human resources and administrative functions as well as professional service fees. General and administrative expense for the year ended December 31, 1999 was $20,063,000 compared to $13,159,000 and $8,305,000 for the years ended December 31, 1998 and 1997, respectively. The increase in general and administrative expense in each period was primarily attributable to salary and related expenses for additional personnel and to a lesser extent an increase in system support for the Company's technological operations and with an increase in rents and related expenses. The Company increased general and administrative expense in each year to develop and maintain the administrative infrastructure necessary to support the growth of its business. As the result of the expansion in Europe, Sports.com accounted for 14% of total general and administrative expense in 1999. The Company expects to continue to incur additional start up expenses as Sports.com continues its expansion in the European market. As a percentage of revenue, general and administrative expense decreased to 33% for the year ended December 31, 1999 from 43% and 69%, for the years ended December 31, 1998 and 1997, respectively, as the Company achieved certain economies of scale utilizing its core infrastructure.

         Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment, amortization of costs associated with consulting agreements and, beginning in March 1997, the amortization of deferred advertising and content costs relating to the CBS agreement. Depreciation and amortization expense for the year ended December 31, 1999 was $25,806,000 compared to $17,104,000 and $11,689,000 for the years ended
December 31, 1998 and 1997, respectively. The increase in depreciation and amortization from 1997 to 1998 was due to the Company's agreements with CBS, which began in March 1997, and AOL, which began in October 1998. The increase in depreciation and amortization in 1999 from 1998 was due to the amendment to the CBS agreement in February 1999 which increased the number of warrants issued to CBS by 1,200,000, as well as new agreements with PGATOUR.com and Westwood One involving the issuance of shares and warrants. Additionally, in 1999 there was a full year of expense related to the AOL agreement as opposed to three months' expense in 1998. Depreciation and amortization also increased in 1999 and 1998 due to increased amounts of property and equipment and goodwill amortization for acquired companies. The Company expects depreciation and amortization expense to increase as a result of the continuing agreements mentioned above and the goodwill amortization of recent acquisitions.

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

         Under the Company's agreement with CBS, the Company has issued shares of common stock and warrants to purchase common stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content has been recorded in the balance sheet as deferred advertising and content costs and is amortized as depreciation and amortization expense over each related contract year. See Note 5 of Notes to Consolidated Financial Statements. Total expense under the CBS agreement was $14,096,000 for the year ended December 31, 1999 and $12,002,000 for the year ended December 31, 1998, and will be $17,286,000 in 2000, $17,286,000 in 2001 and $22,286,000
annually from 2002 to 2006.

         Under the Company's current agreement with AOL which was effective upon expiration of the prior agreement in October 1998, the Company has issued shares of Common Stock and warrants to purchase Common Stock and made a cash payment in consideration of AOL's advertising and promotional efforts. The value of the advertising has been recorded in the balance sheet as deferred advertising costs and amortized to depreciation and amortization expense over each related contract year. In December 1999, the Company realized a benefit of approximately $3.4 million resulting from the reversal of the liability related to the Company's long-term agreement with AOL. Such benefit was reflected as a reduction to depreciation and amortization expense in 1999. See Note 5 of Notes to Consolidated Financial Statements. Total expense under the new AOL agreement was $4,220,000 for the year ended December 31, 1999 and will be $4,499,000 in 2000 and $4,227,000 in 2001.

         Interest Expense. Interest expense was $4,392,000 for the year ended December 31, 1999 compared to $118,000 and $146,000 for the years ended December 31, 1998 and 1997, respectively. Interest expense during 1999 consisted primarily of interest paid on the Convertible Subordinated Notes thus causing the increase in interest expense from 1999 to 1998. The decrease in interest expense from 1997 to 1998 was due to the payment in full of two equipment lines in February 1998 and one of the Company's capital leases for computer equipment in June 1998. The Company anticipates that interest expense will decrease in the immediate future as a result of the repurchase and retirement of approximately $130,000,000 of the $150,000,0000 Convertible Subordinated Notes.

         Interest and Other Income, Net. Interest and other income, net primarily represents interest earned on cash and cash equivalents and marketable securities. Interest and other income, net for the year ended December 31,

1999 was $8,976,000 compared to $4,447,000 and $940,000 for the years ended December 31, 1998 and 1997, respectively. The increase from 1999 to 1998 was primarily attributable to the Company's investment of the proceeds of the Convertible Subordinated Note offering in March 1999. The increase from 1998 to 1997 was due to the investment of the proceeds of the Company's initial public offering and the Company's April 1998 secondary offering in cash and cash equivalents. The Company anticipates that interest income will decrease in future periods as a result of the use of approximately $90,100,000 of cash to repurchase the Convertible Subordinated Notes and the use of marketable securities for working capital and other purposes.

         Extraordinary Gain. During the second half of 1999, the Company repurchased $130,392,000 of its Convertible Subordinated Notes for approximately $90,100,000 and as a result, the Company recognized an extraordinary gain of $36,027,000, net of unamortized debt issuance costs.

         Income Taxes. No provision for Federal and state income taxes has been recorded as the Company incurred net operating losses for each period presented. As of December 31, 1999, the Company had approximately $97,000,000 of net operating loss carryforwards for Federal income tax purposes, expiring beginning in 2009, available to offset future taxable income. Given the Company's losses incurred to date and the difficulty in accurately forecasting the Company's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full 100% valuation allowance has been recorded to reduce the deferred income tax assets to zero. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company's primary source of liquidity consisted of $45,968,000 in cash and cash equivalents. As of December 31, 1999, the Company has $24,953,000 in current marketable securities and $50,052,000 in noncurrent marketable securities, which mature at various dates from January 2001 to May 2001. In February 2000, CBS exercised warrants to purchase 500,000 shares of Common Stock resulting in net proceeds of $11,500,000.

         In January 2000, Sports.com completed a second round of funding, raising gross proceeds of $52.5 million through the issuance of Series B Preferred Stock. Proceeds from the funding will be used for working capital and other general corporate purposes, including expansion into new countries, additional marketing and advertising sales activities and capital expenditures.

         In March 1999, the Company completed an offering of $150,000,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006. Total net proceeds to the Company from this offering were approximately $145,443,000. In August 1999, the Company repurchased $60,000,000 of its Convertible Subordinated Notes for approximately $36,400,000, and as a result, the Company recognized an extraordinary gain of $21,800,000, net of amortized debt issuance costs. In October 1999, the Company repurchased an additional $70,300,000 of its Convertible Subordinated Notes for approximately $53,700,000 and as a result, the Company recognized an extraordinary gain of approximately $14,200,000, net of expenses and unamortized debt issuance costs. Convertible Subordinated Notes in an aggregate principal amount of approximately $20,000,000 remain outstanding.

         The Company has obtained revolving credit facilities that provide for the lease financing of computers and other equipment. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of December 31, 1999, the Company owed $170,000 under these facilities.

         As of December 31, 1999, current deferred advertising and content costs totaled $19,530,000, which represented costs related to the CBS and AOL agreements to be amortized to depreciation and amortization expense during the year ended December 31, 2000. Long term deferred advertising and content costs related to the above agreements totaled $32,398,000 at December 31, 1999. Accrued liabilities totaled $12,128,000 as of December 31, 1999, an increase of $6,794,000 from December 31, 1998, primarily due to increases in accruals for cost of revenue sharing, professional fees, accrued payroll and accrued expenses relating to Sports.com.

         Net cash used in operating activities was $29,710,000, $25,295,000 and $22,048,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The principal uses of cash for all periods were to fund the Company's net losses from operations, partially offset by increases in deferred revenue, accrued liabilities and depreciation and amortization and other noncash charges.

         Net cash used in investing activities was $34,190,000, $69,185,000 and $3,937,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The principal uses in 1999 were for purchases of current and noncurrent marketable securities and to a lesser extent purchases of property and equipment, licensing rights and acquisition of businesses. The principal uses in 1998 were for purchases of current and noncurrent marketable securities and for purchases of property and equipment. In 1997 the principal use was for the purchase of property and equipment.

         Net cash provided by financing activities was $78,184,000, $93,682,000, and $43,217,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Financing activities in 1999 consisted principally of the issuance and repurchase of Convertible Subordinated Notes. In 1998 and 1997 financing activities consisted principally of the issuance of equity securities, including shares of Common Stock sold in the Company's initial public offering and secondary public offering.

         The Company has entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase Common Stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 1999, the minimum guaranteed payments required to be made by the Company under such agreements were $15,990,000. The Company's minimum guaranteed payments are subject to reduction in the case of certain agreements based upon the appreciation of warrants issued, the value of stock received on exercise of such warrants and the amount of profit sharing earned under the related agreements.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $17.6 million of property and equipment during 2000, including $12.9 million in domestic operations and $4.7 million related to international operations. The capital expenditures will relate to infrastructure and system needs for the Company's European expansion as well as normal operating and financial system improvements. Additionally, the Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

         The Company believes that its current cash and marketable securities will be sufficient to fund its worldwide working capital and capital expenditure requirements for at least the next 24 to 36 months. However, on a consolidated basis the Company expects to continue to incur significant operating losses for at least the next 24 to 36 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities will result in additional dilution to the Company's shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

         To date the Company's systems have not experienced any material disruption due to the onset of the Year 2000, however we cannot assure that we will not experience disruptions in the future as a consequence of Year 2000 issues. To date the Company has completed all phases of preparedness for Year 2000 however; we cannot quantify the amount of the Company's potential exposure, but do not believe it to be material.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The Company has elected to disclose comprehensive income (loss) in the consolidated statements of stockholders equity.

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Defferal of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adpot SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

         The Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. Such adoption did not have a material effect on the Company's financial position or results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         SportsLine's business and the value of its stock is subject to a number of risks. Some of those risks are described below.

We have only been operating our business since August 1995

         We were incorporated in February 1994 and commercially introduced our first Web site in August 1995. We first recognized revenue from operations in the quarter ended September 30, 1995. Accordingly, we have a limited operating history upon which you may evaluate us. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet-based advertising, information services and commerce markets. As an early stage online content provider and commerce company, we have an evolving and unpredictable business model, we face intense competition, we must effectively manage our growth and we must respond quickly to rapid changes in customer demands and industry standards. To address these risks, we must provide compelling and original content to our users, we must maintain our existing relationships and effectively develop new relationships with advertisers, advertising agencies and other third parties, we must develop and upgrade our technology and respond to competitive developments, and we must attract, retain and motivate qualified personnel. We may not succeed in addressing these challenges and risks.

We have an accumulated deficit and we anticipate further losses

         We have incurred significant losses since we began doing business. To date, we have achieved only limited revenue and our ability to generate significant revenue is subject to substantial uncertainty. We may not ever generate sufficient revenue to meet our expenses or achieve or maintain profitability. We incurred net operating losses of $16.1 million during 1996, $34.2 million during 1997, $35.5 million during 1998, and $53.1 million during 1999. As of December 31, 1999, we had an accumulated deficit of $109.5 million. We expect to continue to incur losses for at least the next 24 to 36 months.

         Since inception, we have incurred substantial costs to develop and enhance our technology, to create, introduce and enhance our service offerings, to acquire and develop content, to build traffic on our Web sites, to acquire members, to establish marketing relationships and to build an administrative organization. We intend to continue these efforts and we plan to increase our spending for marketing and for the development and acquisition of content. We have entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase shares of our common stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 1999, the minimum guaranteed payments we were required to make under such agreements were $8,797,000. Our minimum guaranteed payments are subject to reduction in the case of certain agreements based upon the appreciation of warrants issued, the value of stock received on exercise of such warrants and the amount of profit sharing earned under the related agreements. Also, we recorded non-cash expense of $14,000,000 and $12,000,000 for the year ended December 31, 1999 and 1998, respectively, related to our agreement with CBS and will record an additional $146,000,000 of non-cash expense over the remaining term of our agreement with CBS. Additionally, as of December 31, 1999, non-cash expense under our agreement with AOL will total $8,726,000 over the remaining term of that agreement.

Our quarterly results may fluctuate and our future revenues are unpredictable and may be seasonal

         Due to our limited operating history and the unpredictability of our industry, we cannot accurately forecast our revenue. Our revenues for the foreseeable future will continue to come from a mix of advertising, merchandise sales, membership and premium service fees, content licensing, Web site development and syndication fees. We are likely to experience fluctuations in quarterly revenue and operating results due to the level of advertising revenue within each quarter. We base our current and future expense levels on our investment plans and estimates of future revenues. Our expenses are to a large extent fixed. We may not be able to adjust our spending quickly if our revenues fall short of our expectations.

         Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

     o    the level of usage of the Internet,

     o    the level of traffic on our Web sites,

     o    demand for Internet advertising,

     o    seasonal trends in both Internet usage and advertising placements,

     o    the addition or loss of advertisers,

     o    the advertising budgeting cycles of individual advertisers,

     o the number of users that purchase memberships, merchandise or premium services,

     o the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

     o    the introduction of new sites and services by us or our competitors,

     o    price competition or pricing changes in the industry, and

     o general economic conditions and economic conditions specific to the Internet, electronic commerce and online media.

         Furthermore, we expect that our revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics and World Cup events, although such events do not occur every year. We believe that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced in which case our revenues may be affected by such seasonal and cyclical patterns.

         Due to all of the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that our operating results may fall below the expectations of securities analysts or investors in some future quarter which would likely cause the trading price of our common stock to decline.

We are dependent upon our relationship with CBS to execute our business plan

         In March 1997, we entered into a five-year agreement with CBS, pursuant to which our flagship Web site was renamed "cbs.sportsline.com." We amended our agreement with CBS in February 1999 to extend the term through 2006. Over the term of the agreement, we have the right to use certain CBS logos and television-related sports content and will receive extensive network television advertising and on-air promotions. This network television advertising and on-air promotions, as well as the association of our brand with CBS, are important elements of our strategy to increase awareness of the SportsLine brand and build traffic on our Web sites. Under the agreement, CBS has the right to receive specified percentages of our net revenues. The agreement requires us to maintain and operate our flagship Web site, cbs.sportsline.com, in accordance with certain guidelines and restrictions and to cease using any content on cbs.sportsline.com which CBS determines conflicts, interferes with or is detrimental to CBS's reputation or business or which becomes subject to any third party restriction or claim which would prohibit, limit or restrict the use of such content on the Internet. CBS has the right to terminate the agreement upon the acquisition by a CBS competitor of 40% or more of the voting power of our equity securities or in certain other circumstances, including if we breach a material term or condition or the agreement or if we become insolvent or subject to bankruptcy or similar proceedings.

         We cannot assure you that CBS will perform its obligations under the agreement, or that the agreement will significantly increase consumer awareness of our brand or build traffic on our Web sites. Any failure of CBS to perform its material obligations under the agreement, or the termination of the agreement prior to the end of its term, would have a material adverse effect on our business, results of operations and financial condition.

We rely on other strategic relationships in order to execute our business plan

         In addition to our relationship with CBS, we have entered into other strategic relationships with sports superstars and personalities, sports organizations, commercial online services (such as AOL), third party Web sites (such as Excite and Netscape) and developers of browsers and other Internet-based products. We rely on these relationships to increase awareness of our brand among consumers, to create revenue opportunities and to obtain content for our Web sites. We cannot assure you that a party to any of our strategic agreements will perform its obligations as agreed or that we will be able to specifically enforce any such agreement. Many of these strategic agreements are short-term in nature and certain of these agreements may be terminated by either party on short notice. Our failure to maintain or renew these existing strategic relationships, to establish additional strategic relationships or to fully capitalize on any such relationship could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to compete successfully

         The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for consumers' attention and spending has proliferated with no substantial barriers to entry, and we expect that competition will continue to intensify. Competition could result in less user traffic to our Web sites, price reductions for our advertising, reduced margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition.

         We compete for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies:

     o online services or Web sites targeted to sports enthusiasts generally (such as ESPN.com, CNN and Sports Illustrated's CNN/SI and Fox Sports) or to enthusiasts of particular sports (such as Web sites maintained by the NFL, the NBA and the NHL),

     o publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites,

     o general purpose consumer online services such as AOL and Microsoft Network, each of which provides access to sports-related content and services,

     o vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services, and

     o Web search and retrieval services and portals, such as AltaVista, Excite, Go.com, Lycos, Netscape and Yahoo!, and other high-traffic Web sites.

         Our ability to compete depends on many factors, many of which are outside of our control. These factors include the quality of content provided by us and by our competitors, the ease of use of services developed either by us or by our competitors, the timing and market acceptance of new and enhanced services developed either by us or by our competitors, and sales and marketing efforts by us and our competitors.

         Based on our review of publicly available documents, we believe some of our existing competitors, as well as potential new competitors, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user or membership bases than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. In addition, some of these competitors may be able to respond more quickly than us to new or emerging technologies and changes in Internet user requirements and to devote greater resources than us to the development, promotion and sale of their services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry trends or changing Internet user preferences. In addition, as we expand internationally we are likely to face new competition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressures would not have a material adverse effect on our business, results of operations and financial condition.

We are dependent on certain content providers and are required to make significant payments to such content providers

         We rely on independent content providers for sports news, scores, statistics and other sports information. Our future success depends, in significant part, on our ability to maintain and renew our relationships with these content providers and to build new relationships with other content providers. Our agreements with content providers generally are short-term and may be terminated by the content provider if we fail to fulfill our obligations under the applicable agreement. Some of our content providers compete with one another and, to some extent, with us for advertising and members. Termination of one or more significant content provider agreements would decrease the availability of sports news and information which we can offer our customers and could have a material adverse effect on our business, results of operations and financial condition.

         Most of our agreements with content providers are nonexclusive, and many of our competitors offer, or could offer, content that is similar or the same as that obtained by us from such content providers. In addition, the growing reach and use of the Internet have further intensified competition in this industry. Consumers have gained free access to certain information provided directly on the Internet by certain content providers. To the extent that content providers, including but not limited to our current suppliers, provide information to users at a lower cost than us or at minimal or no cost, our business, results of operations and financial condition could be materially adversely affected.

         Fees payable to content providers constitute a significant portion of our cost of revenue. There can be no assurance that these content providers will enter into or renew agreements with us on the same or similar terms as those currently in effect. If we are required to increase the fees payable to our content providers, such increased payments could have a material adverse effect on our business, results of operations and financial condition.

Effectively managing our growth may be difficult

         We have rapidly and significantly expanded our operations and anticipate that significant expansion of our operations will continue to be required in order to address potential market opportunities. This growth is likely to place a significant strain on our management, operational and financial resources and systems. To manage our growth, we must implement systems and train and manage our employees. In addition, it may become necessary to increase the capacity of our software, hardware and telecommunications systems on short notice. We cannot assure you that our management will be able to effectively or successfully manage our growth.

Our acquisition strategy has certain risks

         Our acquisition strategy is subject to the following risks:

     o we may not be able to identify additional suitable acquisition candidates available for sale at reasonable prices,

     o acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures,

     o we may not be able to consummate any acquisition or successfully integrate services, products and personnel of any acquisition into our operations,

     o we may acquire companies in markets in which we have little experience, and

     o we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions.

Our strategy to expand internationally has certain risks

         We plan to continue to expand our business internationally and expect that our international operations will be subject to most of the risks inherent in our business generally. We can not assure you that revenue from international operations will increase in the future or that operating losses will not be incurred from such operations. In addition, there are certain risks inherent in doing business in international markets, such as:

     o    changes in regulatory requirements, tariffs and other trade barriers,

     o    fluctuations in currency exchange rates,

     o    potentially adverse tax consequences,

     o    difficulties in managing or overseeing foreign operations, and

     o differences in consumer preferences and requirements in different markets.

We may not be able to protect our proprietary rights and we may infringe the proprietary rights of others

         Proprietary rights are important to our success and competitive position. In 1996, we were issued a United States trademark registration for our former SportsLine USA logo. We have applied to register in the United States a number of marks, several of which include the term "SportsLine." We have filed applications to register "SportsLine" marks in Australia, the United Kingdom and other countries. We can not assure you that we will be able to secure adequate protection for these trademarks in the United States or in foreign countries. Although we seek to protect our proprietary rights, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties and it is possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect us. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of our technical and management personnel.

Our business is at risk of system failures, delays and inadequacy

         The performance of our Web sites is critical to our reputation and ability to attract and retain users, advertisers and members. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors or failures when introduced. Any system error or failure that causes interruption in availability or an increase in response time could result in a loss of potential or existing users, advertisers or members and, if sustained or repeated, could reduce the attractiveness of our Web sites to users and advertisers. A sudden and significant increase in the number of users of our Web sites also could strain the capacity of the software, hardware or telecommunications systems we deploy, which could lead to slower response time or system failures. In addition, if the number of Web pages or users of our Web sites increases substantially, our hardware and software infrastructure may not be able to adequately handle the increased demand. Our operations also are dependent upon receipt of timely feeds and computer downloads from content providers, and any failure or delay in the transmission or receipt of such feeds and downloads, whether on account of our system failure, our content providers, the public network or otherwise, could disrupt our operations. Any failure or delay that causes interruptions in our operations could have a material adverse effect on our business, results of operations and financial condition.

Our success is dependent on our key personnel

         Our future success depends, in part, upon the continued service of our senior management and other key personnel. Although we are the beneficiary of a key man life insurance policy covering Michael Levy, our President and Chief Executive Officer, and in June 1998 we entered into an employment agreement with Mr. Levy which continues in effect through December 31, 2003, the loss of his services or the services of one or more of our other executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified technical, editorial and managerial personnel. Competition for such personnel is intense, and we have, at times, experienced difficulties in attracting the desired number of such individuals.

Our business depends on the growth of the Internet

         Our market is new and rapidly evolving. Our success is highly dependent upon continued growth in the use of the Internet generally and, in particular, as a medium for advertising, information services and commerce. Internet usage may be inhibited for a number of reasons, such as:

     o the Internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows,

     o security and authentication concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems,

     o privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent, and

     o    the lack of availability of cost-effective, high-speed services.

      If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance or reliability may decline. In addition, Web sites may from time to time experience interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our Web sites, could be adversely affected.

Adoption of the Internet as an advertising medium is uncertain

         Our business, results of operations and financial condition would be materially adversely affected if the Internet advertising market develops more slowly than we expect or if we are unsuccessful in increasing our advertising revenues. We derive a substantial portion of our revenue from the sale of advertisements on our Web sites. Since the Internet advertising market is new and rapidly evolving, we cannot yet gauge its effectiveness as compared to traditional advertising media.

         The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. These businesses may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. Many potential advertisers have little or no experience using the Internet for advertising purposes. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising.

          Advertisers may not advertise on our Web sites or may pay less for advertising on our Web sites if they do not believe that they can reliably measure the effectiveness of Internet advertising or the demographics of the user viewing their advertisements. We use both internal measurements and measurements provided to us by third parties. If these third parties are unable to continue to provide these services, we would have to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business while we are replacing these services. In addition, we are implementing additional systems designed to record demographic data on our users. If we do not implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

         To the extent that minimum guaranteed impression levels are not met ratably over the contract period, we defer recognition of the corresponding pro-rata portion of the revenues related to such unfulfilled obligation until the guaranteed impression levels are achieved. Advertising based on impressions, or the number of times an advertisement is delivered to users, comprises virtually all of our current revenues. To the extent that minimum impression levels are not achieved for any reason, we may be required to provide additional impressions after the contract term, which would reduce our advertising inventory.

         Our revenues could be adversely affected if we are unable to adapt to other Internet advertising pricing models that are adopted as industry standard. It is difficult to predict which, if any, pricing models for Internet advertising will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues.

We may not be able to adapt as Internet technologies and customer demands continue to evolve

         To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing our Web sites and introducing new services to address our customers' changing demands. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of Internet services. Our business, results of operations and financial condition could be materially adversely affected if we incurred significant costs to adapt, or cannot adapt, to these changes.

Concerns regarding security of transactions and transmitting confidential information over the Internet

         A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If any such compromise of our security were to occur it could have a material adverse effect on our business, results of operations and financial condition. If someone is able to circumvent our security measures, such person could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that our activities or the activities of third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches would not have a material adverse effect on our business, results of operations and financial condition.

Regulatory and legal uncertainties could harm our business

         Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our service, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. There is, and will be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing.

         Our contests and sweepstakes may be subject to state and federal laws governing lotteries and gambling. We seek to design our contest and sweepstakes rules to fall within exemptions from such laws and restricts participation to individuals over 18 years of age who reside in jurisdictions within the United States and Canada in which the contests and sweepstakes are lawful. We cannot assure you that our contests and sweepstakes will be exempt from such laws or that the applicability of such laws to us would not have a material adverse effect on our business, results of operations and financial condition.

We may be liable for the content we make available on the Internet

         We may be subject to legal claims relating to the content we make available on our Web sites, or the downloading and distribution of such content. For example, persons may bring claims against us if material that is inappropriate for viewing by young children can be accessed from our Web sites. Claims could also involve such matters as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

We may not be able to acquire or maintain effective Web addresses

         We hold rights to various Web domain names, including "cbs.sportsline.com," "golfweb.com" and "vegasinsider.com," among others. Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

The price of our common stock is highly volatile

         The trading price of our common stock fluctuates significantly. For example, during the 52-week period ended December 31, 1999, the reported closing price of our common stock on the Nasdaq National Market was as high as $63.25 and as low as $17.00. The trading price of the common stock may fluctuate in response to a number of events and factors, such as:

     o    quarterly variations in operating results,

     o    announcements of technological innovations,

     o new services, products and strategic developments by us or our competitors,

     o changes in financial estimates or recommendations by securities analysts, and

     o    the operating and stock price performance of other companies.

      In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of companies within certain industry groups such as technology companies and Internet-related companies in particular, and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the trading price of our common stock, regardless of our operating performance.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Certified Public Accountants.......................   35

Consolidated Balance Sheets as of December 31, 1999 and 1998 ............   36

Consolidated Statements of Operations
        for years ended December 31, 1999, 1998 and 1997.................   37

Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1999, 1998 and 1997................   38

Consolidated Statements of Cash Flows
     for the years ended December 31, 1999, 1998 and 1997................   39

Notes to Consolidated Financial Statements...............................   40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To SportsLine.com, Inc.:

     We have audited the accompanying consolidated balance sheets of SportsLine.com, Inc. (a Delaware corporation), formerly SportsLine USA, Inc., and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SportsLine.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with auditing standards generally accepted in the United States.

Arthur Andersen LLP

Fort Lauderdale, Florida,
  January 24, 2000.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                                                   December 31,
                                                                                          ------------------------------
                                                                                             1999               1998
                                                                                             ----               ----
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........................................................   $  45,968          $  31,684
   Marketable securities ...............................................................      24,953             27,391
   Deferred advertising and content costs ..............................................      19,530              5,413
   Accounts receivable, net ............................................................      11,875              5,051
   Prepaid expenses and other current assets ...........................................      14,657              5,181
                                                                                           ---------          ---------
       Total current assets ............................................................     116,983             74,720

RESTRICTED CASH EQUIVALENTS ............................................................         489             13,038
NONCURRENT MARKETABLE SECURITIES .......................................................      50,052             26,167
LICENSING RIGHTS .......................................................................       4,533                 --
NONCURRENT DEFERRED ADVERTISING -AOL ...................................................       3,682             13,417
NONCURRENT DEFERRED ADVERTISING AND CONTENT - CBS ......................................      28,716                 --
PROPERTY AND EQUIPMENT, net ............................................................      10,351              5,367
GOODWILL ...............................................................................      42,823              1,931
OTHER ASSETS ...........................................................................      13,832              3,015
                                                                                           ---------          ---------

                                                                                           $ 271,461          $ 137,655
                                                                                           =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................................................................   $   3,296          $   2,545
   Accrued liabilities .................................................................      12,128              5,334
   Current portion of capital lease obligations ........................................         170                265
   Deferred revenue ....................................................................       4,160              2,067
                                                                                           ---------          ---------
        Total current liabilities ......................................................      19,754             10,211

CONVERTIBLE SUBORDINATED NOTES .........................................................      19,608                 --
CAPITAL LEASE OBLIGATIONS, net of current portion ......................................          --                207
ACCRUED GUARANTEE OBLIGATION ...........................................................          --              8,274
                                                                                           ---------          ---------

        Total liabilities ..............................................................      39,362             18,692
                                                                                           ---------          ---------

MINORITY INTEREST ......................................................................       7,443                 --
                                                                                           ---------          ---------

COMMITMENTS AND CONTINGENCIES (Note 8)


SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
       issued and outstanding as of December 31, 1999 and 1998, respectively ...........          --                 --
   Common stock, $0.01 par value, 50,000,000 shares authorized,
        25,358,788 and 20,300,785 issued and outstanding as of
        December 31, 1999 and 1998, respectively .......................................         254                203
   Additional paid-in capital ..........................................................     333,879            211,061
   Accumulated other comprehensive income ..............................................           7               --
   Accumulated deficit .................................................................    (109,484)           (92,301)
                                                                                           ---------          ---------

       Total shareholders' equity ......................................................     224,656            118,963
                                                                                           ---------          ---------

                                                                                           $ 271,461          $ 137,655
                                                                                           =========          =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                                                             Year Ended December 31,
                                                                                              -----------------------
                                                                                  1999                 1998                1997
                                                                                  ----                 ----                ----
 REVENUE ...............................................................       $     60,278        $     30,551        $     12,014
 COST OF REVENUE .......................................................             34,078              17,231              10,431
                                                                               ------------        ------------        ------------
 GROSS MARGIN ..........................................................             26,200              13,320               1,583
                                                                               ------------        ------------        ------------
 OPERATING EXPENSES:
   Product development .................................................              1,587               1,313               2,541
   Sales and marketing .................................................             36,452              20,481              14,019
   General and administrative ..........................................             20,063              13,159               8,305
   Depreciation and amortization .......................................             25,806              17,104              11,689
   Other non-recurring charge for settlement of litigation .............                 --               1,100                  --
                                                                               ------------        ------------        ------------

           Total operating expenses ....................................             83,908              53,157              36,554
                                                                               ------------        ------------        ------------

 LOSS FROM OPERATIONS ..................................................            (57,708)            (39,837)            (34,971)
 INTEREST EXPENSE ......................................................             (4,392)               (118)               (146)
 INTEREST AND OTHER INCOME, net ........................................              8,976               4,446                 940
                                                                               ------------        ------------        ------------

LOSS BEFORE EXTRAORDINARY GAIN .........................................            (53,124)            (35,509)            (34,177)

EXTRAORDINARY GAIN ON EXTINGUISHMENT  OF
   DEBT (Note 4) .......................................................             36,027                  --                  --
                                                                               ------------        ------------        ------------

 NET LOSS ..............................................................       $    (17,097)       $    (35,509)       $    (34,177)
                                                                               ============        ============        ============
NET LOSS PER SHARE - BASIC AND
   DILUTED .............................................................

    Loss per share before extraordinary gain ...........................       $      (2.31)       $      (1.94)       $      (3.08)
    Extraordinary gain (Note 4) ........................................               1.57                  --                  --
                                                                               ------------        ------------        ------------

    Net loss per share - basic and diluted .............................       $      (0.74)       $      (1.94)       $      (3.08)
                                                                               ============        ============        ============
 WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING -
   BASIC AND DILUTED ...................................................         23,018,224          18,305,927          11,107,534
                                                                               ============        ============        ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (amounts in thousands, except share data)

                                     SERIES A, B AND C
                                   CONVERTIBLE PREFERRED                                     ACCUMULATED
                                           STOCK              COMMON STOCK      ADDITIONAL      OTHER
                                   ---------------------    ----------------     PAID-IN    COMPREHENSIVE  ACCUMULATED COMPREHENSIVE
                                     SHARES      AMOUNT    SHARES      AMOUNT    CAPITAL        INCOME       DEFICIT       LOSS
                                     ------      ------    ------      ------    -------    -------------    -------       -----
Balance, December 31, 1996 ....... 14,496,109    $   145  3,014,288   $     30   $  37,866       $ --      $ (22,615)

Net proceeds from issuance of
  common stock ...................       --         --    4,398,494         44      35,521         --           --

Proceeds from exercise of
  common stock options ...........       --         --       42,521       --            34         --           --

Proceeds from exercise of
  common stock warrants ..........       --         --      960,000         10       7,910         --           --

Conversion of preferred stock
  into common stock ..............(14,496,109)      (145) 5,798,434         58          87         --           --

Non-cash issuance of common
stock and common stock warrants
pursuant to CBS agreement ........       --         --      752,273          7       8,294         --           --

Non-cash issuance of common
  stock and common stock
  warrants pursuant to
  consulting and advertising .....       --         --       53,210          1       3,915         --           --
  agreements

Net loss and comprehensive
  loss ...........................       --         --         --         --          --           --        (34,177)    $(34,177)
                                   -----------   ------- ----------   --------   ---------       ------    ---------    =========

Balance, December 31, 1997 .......       --         --   15,019,220        150      93,627         --        (56,792)


Net proceeds from issuance of
  common stock ...................       --         --    2,288,430         23      80,818         --           --

Proceeds from exercise of
  common stock options ...........       --         --      317,203          3         881         --           --

Proceeds from exercise of
common stock warrants ............       --         --      236,189          2       1,445         --           --

Proceeds from issuance of
  common stock pursuant to
  employee stock purchase
  plan ...........................       --         --      329,085          3       2,279         --           --

Non-cash issuance of common
  stock pursuant to purchase .....       --         --       46,924          1       1,668         --           --
  of International Golf
  Outlet

Non-cash issuance of common
stock and common stock warrants
pursuant to AOL agreement ........       --         --      550,000          6       7,619         --           --

Proceeds from exercise of CBS
  warrants .......................       --         --      760,000          8       9,492         --           --

Non-cash issuance of common
  stock and common stock
  warrants pursuant to CBS
  agreement ......................       --         --      735,802          7      11,890         --           --

Non-cash issuance of common
  stock and common stock
  warrants pursuant to
  consulting agreements and
  purchase of service
  mark ...........................       --         --       17,932       --         1,342         --           --

Net loss and comprehensive
  loss ...........................       --         --         --         --          --                     (35,509)    $(35,509)
                                   -----------   ------- ----------   --------   --------       ------    ----------     ========
Balance, December 31, 1998 .......       --         --   20,300,785        203     211,061         --        (92,301)

Non-cash issuance of common
  stock pursuant to purchase .....       --         --      450,000          5       8,995         --           --
  of advertising

Proceeds from exercise of
  common stock options ...........       --         --      644,913          6       2,984         --           --

Proceeds from exercise of
  common stock warrants ..........       --         --      949,434         10       3,974         --           --

Proceeds from issuance of
  common stock pursuant to
  employee stock purchase plan ...       --         --      101,561          1       1,553         --           --

Non-cash issuance of warrants
  pursuant to PGA Tour agreement .       --         --         --         --         2,105         --           --

Equity activity of
  subsidiary, net ................       --         --         --         --         4,936         --           --

Proceeds from exercise of CBS
  warrants .......................       --         --      380,000          4       7,596         --           --

Non-cash issuance of common stock
  and common stock warrants pursuant
  to CBS agreement .................     --         --    1,611,925         16      59,672         --           --

Non-cash issuance of common
  stock pursuant to
  acquisition of businesses ......       --         --      920,170          9      31,003         --            (86)

Comprehensive loss:
Net loss .........................       --         --         --         --          --           --        (17,097)    $(17,097)

Cumulative translation
  adjustment .....................       --         --         --         --          --              7         --              7
                                                                                                                        ---------
Comprehensive loss................                                                                                       $(17,090)
                                   -----------   ------- ----------   --------   ---------       ------    ---------    =========

Balance, December 31, 1999 .......       --      $  --   25,358,788   $    254   $ 333,879       $    7    $(109,484)
                                   ===========   ======= ==========   ========   =========       ======    =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (amounts in thousands, except share data)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     1999         1998         1997
                                                                                     ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................................       $  (17,097)  $  (35,509)  $  (34,177)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..........................................           25,806       17,104       11,689
     Provision for doubtful accounts........................................              341          167           72
     Minority interest in operations of consolidated subsidiary.............             (372)          --           --
     Loss on disposal of assets.............................................                7           83           --
     Extraordinary gain on liquidation of debt..............................          (36,027)          --           --
     Changes in operating assets and liabilities:
      Accounts receivable...................................................           (6,927)      (3,057)      (1,614)
      Prepaid expenses and other assets.....................................           (4,121)      (6,929)      (1,832)
      Accounts payable......................................................             (376)         543        1,173
      Accrued liabilities...................................................            6,963        2,076        1,632
      Deferred revenue......................................................            2,093          227        1,009
                                                                                  -----------  -----------  -----------
     Net cash used in operating activities..................................          (29,710)     (25,295)     (22,048)
                                                                                  ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities, net...................................          (21,447)     (52,052)      (1,506)
  Purchases of property and equipment, net..................................           (8,627)      (3,781)      (2,431)
  Acquisition of businesses.................................................           (8,165)        (353)          --
  Purchase of licensing rights..............................................           (8,500)          --           --
  Purchase of service mark..................................................               --         (100)          --
  Net change in restricted cash.............................................           12,549      (12,899)          --
                                                                                  -----------  ------------ -----------
      Net cash used in investing activities.................................          (34,190)     (69,185)      (3,937)
                                                                                  ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and exercise of
      common stock  warrants and option ....................................           16,128       94,955       43,519
  Net proceeds from issuance of preferred stock of subsidiary...............            7,500           --           --
  Proceeds from issuance of convertible subordinated notes, net of costs....          145,443           --           --
  Repurchase of convertible subordinated notes, net of costs................          (90,585)          --           --
  Proceeds from long-term borrowings........................................               --           --          353
  Repayment of long-term borrowings.........................................               --         (682)        (384)
  Repayment of capital lease obligations....................................             (302)        (591)        (271)
                                                                                  ------------ ------------ ------------
      Net cash provided by financing activities.............................           78,184       93,682       43,217
                                                                                  -----------  -----------  -----------
      Net increase (decrease) in cash and
        cash equivalents....................................................           14,284         (798)      17,232
CASH AND CASH EQUIVALENTS, beginning of year................................           31,684       32,482       15,250
                                                                                  -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of year......................................      $    45,968  $    31,684  $    32,482
                                                                                  ===========  ===========  ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Non-cash issuance of common stock and common stock warrants pursuant to
      CBS agreement.........................................................      $    59,688  $    11,897  $     8,301
                                                                                  ===========  ===========  ===========
    Non-cash issuance of common stock warrants pursuant to purchase of
      advertising...........................................................      $     9,000  $        --  $        --
                                                                                  ===========  ===========  ===========
    Non-cash issuance of common stock warrants pursuant to PGA Tour
      agreement.............................................................      $     2,105  $        --  $        --
                                                                                  ===========  ===========  ===========
    Non-cash issuance of common stock and common stock warrants pursuant to
      AOL agreement.........................................................      $        --  $     7,625  $        --
                                                                                  ===========  ===========  ===========
    Non-cash issuance of common stock warrants pursuant to consulting
      agreements and purchase of service mark...............................      $        --  $     1,342  $     3,915
                                                                                  ===========  ===========  ===========
    Non-cash issuance of common stock warrants pursuant to acquisition of
      businesses............................................................      $    30,926  $     1,650  $        --
                                                                                  ===========  ===========  ===========
    Equity activity of subsidiary...........................................      $     4,936  $        --  $        --
                                                                                  ===========  ===========  ===========
    Equipment acquired under capital leases.................................      $        --  $       104  $       670
                                                                                  ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..................................................      $     2,384  $       109  $       176
                                                                                  ===========  ===========  ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)

(1) NATURE OF OPERATIONS:

      SportsLine.com, Inc. ("SportsLine.com", formerly SportsLine USA, Inc.)
was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. The Company is at the leading edge of media companies, providing Internet sports content, community and e-commerce on a global basis. SportsLine.com's content includes more than 100,000,000 pages of multimedia sports information, entertainment and merchandise. In addition, Sports.com Limited ("Sports.com"), a majority owned subsidiary of SportsLine.com, Inc., launched the first of its sites in August 1999, Football.Sports.com, following in September with Rugby.Sports.com and France.Sports.com. Sports.com now covers all major sports in Europe along with producing additional country specific local language sites for Germany, Italy and Spain. The Company's flagship Internet sports service (www.sportsline.com ) was renamed CBS SportsLine in March 1997 as part of an exclusive promotional and content agreement with CBS Corporation ("CBS"). SportsLine.com produces the official league Web sites for Major League Baseball, the PGA Tour and NFL Europe League, and serves as the primary sports content provider for America Online, Netscape and Excite.

      The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations and the Company's superstar athletes; offers instant odds and picks; produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists; produces and offers contests, games, and fantasy league products; and sells sports-related merchandise and memorabilia.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of SportsLine.com and its subsidiaries (the "Company").

         On January 29, 1998, the Company acquired all of the outstanding capital stock of GolfWeb in exchange for approximately 844,490 shares of Common Stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of Common Stock. The acquisition was accounted for under the "pooling-of-interests" accounting method. Accordingly, the Company's consolidated financial statements include the accounts of GolfWeb for all years presented.

         The Company acquired International Golf Outlet, Inc. in June 1998 and accounted for this transaction using the purchase method of accounting. The purchase resulted in goodwill of $2,048. In August 1999 additional stock was issued for meeting revenue and other goals which increased goodwill in the amount of $249. Such goodwill is being amortized over an estimated life of ten years.

         The Company acquired Golf Club Trader, Inc. in May 1999. The purchase was accounted for using the pooling-of-interests method of accounting; however, given Golf Club Trader, Inc.'s immateriality, historical results of the Company were not restated and the results of Golf Club Trader, Inc. are included herein beginning April 1, 1999.

    The Company acquired several other businesses during 1999 in exchange for an aggregate of $2,373 cash and $2,555 of common stock (124,322 shares), and accounted for these transactions using the purchase method of accounting. The purchases resulted in goodwill of $4,946, which will be amortized over an estimated life of seven to ten years.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

         Sports.com Limited ("Sports.com", formerly known as SportsLine Europe Limited) was formed in May 1999. In May 1999, Sports.com purchased Sportsweb, the Company accounted for this transaction using the purchase method of accounting which resulted in goodwill of $2,420. In June 1999, Sports.com acquired the sports division of Infosis Group. The Company also accounted for this transaction using the purchase method of accounting resulting in goodwill of $2,526. In connection with the initial capitalization of Sports.com, a liability of $7,443 has been reflected in the Company's consolidated balance sheet to reflect the minority interest in Sports.com.

         The Company acquired Daedalus Worldwide, Inc. in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880 which will be amortized over an estimated life of seven years.

         The acquisitions accounted for using the purchase method have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The portions of the purchase prices being allocated to goodwill are being amortized over a straight-line basis over seven to ten years. The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition. The purchase price for the year ended December 31, 1999 is allocated as follows:



    Tangible Assets (includes cash acquired of $19)              $  1,073
    Intangible Assets                                              41,772
    Liabilities                                                    (1,127)
                                                                 --------

    Total Purchase Price                                         $ 41,718
                                                                 ========

     The following unaudited pro forma financial information presents the consolidated operations of the Company and the acquired companies as if the acquisitions had occurred at the beginning of the periods presented, respectively, after giving effect to certain adjustments including increased amortization of goodwill related to the acquisitions. The unaudited pro forma information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project the Company's results of operations for any future period:

                                         1999                 1998
                                         ----                 ----

       Revenue                          $ 61,891            $ 34,740

       Net loss                         $(22,785)           $(41,591)

       Diluted net loss per share       $  (0.96)           $  (2.19)


         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents.

         MARKETABLE SECURITIES

         Marketable securities includes highly liquid investments with original maturities in excess of three months but less than one year. Noncurrent marketable securities are those investments with original maturities in excess of one year. Such marketable securities are classified as "held to maturity" and, accordingly, are carried at cost which approximates market value as of December 31, 1999 and 1998.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

         Investments at December 31 are as follows:

                                                            December 31,
                                                        1999            1998
                                                        ----            ----

      U.S. Government Agencies........................ $61,644        $36,370
      Corporate Bonds.................................  13,361         17,188
                                                       -------        -------
      Total Marketable Securities.....................  75,005         53,558

      Less:  Current Marketable Securities............ (24,953)       (27,391)
                                                       -------        -------

      Noncurrent Marketable Securities................ $50,052        $26,167
                                                       =======        =======

      RESTRICTED CASH

      Restricted cash includes cash and cash equivalents pertaining to restricted certificates of deposit for two landlords and a supplier as discussed in Note 8.

      DEFERRED ADVERTISING AND CONTENT COSTS

      Deferred advertising and content costs relates to unamortized costs under the CBS and AOL agreements discussed in Note 5. Such costs are capitalized as the equity instruments are issued. These costs are then charged to operations as depreciation and amortization as the Company receives advertising and other benefits under the agreements.

         LICENSING AND CONSULTING AGREEMENTS

         The cost of license and consulting agreements, which is primarily a result of issuances of warrants to purchase common stock (see Note 6), is being amortized using the straight-line method over the term of the related agreements (from one to ten years) beginning in August 1995, when cbs.sportsline.com first became commercially available. Such costs totaled approximately $18,602, $5,562 and $4,090 for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated amortization on such amounts was approximately $4,365, $2,089 and $1,516 at December 31, 1999, 1998 and 1997, respectively. The current portion of such amounts is reflected in prepaid expenses and other current assets and the long-term portion in other assets in the accompanying consolidated balance sheets. Amortization expense under these agreements amounted to approximately $3,134, $1,643 and $1,316 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


      (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

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

         ACCRUED LIABILITIES

         Accrued liabilities at December 31, 1999 and 1998 are as follows:

                                                          December 31,
                                                   -------------------------
                                                       1999          1998
                                                       ----          ----
      Revenue sharing                                 $2,849        $1,111
      Professional fees                                1,392           412
      Advertising costs                                  957           620
      Health insurance                                   929           341
      Payroll                                            897            --
      Other                                            5,104         2,850
                                                     -------        ------
                                                     $12,128        $5,334
                                                     =======        ======

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

         Membership and Premium Services Revenue

         In January 1999, the Company launched "SportsLine Rewards," a program which offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items. For additional fees, members are also eligible to participate in sports contests to win cash prizes and merchandise. The "Rewards" program offers only yearly memberships and thus are recognized ratably over the life of the membership agreement.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

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

          Revenue by Type

         Revenue by type for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                            1999               1998             1997
                                                            ----               ----             ----
Advertising..................................             $29,970            $17,698          $ 6,329
E-commerce...................................              16,486              3,600            1,048
Membership and premium services..............               5,629              5,032            2,701
Content licensing and other..................               8,193              4,221            1,936
                                                          -------            -------          -------
                                                          $60,278            $30,551          $12,014
                                                          =======            =======          =======

      Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 17%, 19% and 19% of total revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

         COST OF REVENUE

         Cost of revenue consists primarily of content and royalty fees, cost of merchandise sold, payroll and related expenses for the editorial and operations staff, telecommunications and computer-related expenses for the support and delivery of the Company's services. Royalty payments are paid to certain content providers and technology and marketing partners based on membership levels subject, in certain instances, to specified minimum amounts.

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

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

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

         Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were approximately 7,711,000, 5,187,000 and 3,475,000 options and warrants outstanding at December 31, 1999, 1998 and 1997, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted loss per share because to do so would have been antidilutive for all periods presented.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, primarily consisting of cash and cash equivalents, marketable securities, accounts receivable, restricted cash equivalents, accounts payable and Convertible Subordinated Notes, approximate fair value due to their short-term nature and/or market rates of interest.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. Accounts receivable from customers outside the United States increased due to the acquisition of the European subsidiary but are not material. The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains an allowance for doubtful accounts and such losses have not been significant. The allowance for doubtful accounts amounted to $423 and $230 at December 31, 1999 and 1998, respectively, and its activity is as follows:

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

                                                         1999          1998           1997
                                                         ----          ----           ----
      January 1 balance.......................          $ 230         $ 87            $ 27
      Provision for doubtful accounts.......              329          166              73
      Write-off of bad debts................             (136)         (23)            (13)
                                                        -----         ----            ----
      December 31 balance..................             $ 423         $230            $ 87
                                                        =====         ====            ====

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was issued. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

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

         SEGMENT REPORTING

         The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information for the year ended December 31, 1998. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.

         Beginning in the third quarter of 1999, the Company began operating in two segments. The following information is disclosed, per SFAS No. 131, based on the method management uses to organize financial information for making operating decisions and assessing performance. The Company currently has two principal business segments: United States and Europe.

A summary of the segment financial information is as follows:

                                                               Year ended
                                                           December 31, 1999
                                                          -------------------
    Total revenue:
       United States                                                $ 58,284
       Europe                                                          1,994
                                                          -------------------
                                                                    $ 60,278
                                                          ===================

    Depreciation and amortization:
       United States                                                $ 24,809
       Europe                                                            997
                                                          -------------------
                                                                    $ 25,806
                                                          ===================

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

    Loss from operations:
       United States                                               $(51,417)
       Europe                                                        (6,291)
                                                          -------------------
                                                                   $(57,708)
                                                          ===================

    Extraordinary gain on retirement of debt:
       United States                                               $ 36,027
       Europe                                                           --
                                                          -------------------
                                                                   $ 36,027
                                                          ===================

    Net loss before extraordinary gain:
       United States                                               $(47,026)
       Europe                                                        (6,098)
                                                          -------------------
                                                                   $(53,124)
                                                          ===================

    Total assets as of December 31, 1999:
       United States                                               $259,730
       Europe                                                        11,731
                                                          ------------------
                                                                   $271,461
                                                          ==================

    Capital Expenditures:
       United States                                               $  7,346
       Europe                                                         1,281
                                                          ------------------
                                                                   $  8,627
                                                          ==================

         RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The Company has elected to disclose comprehensive income (loss) in the consolidated statements of shareholders' equity.

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

         The Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. Such adoption did not have a material effect on the Company's financial position or results of operations.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(3) PROPERTY AND EQUIPMENT, NET:

         Property and equipment, net consists of the following:

                                                                    Estimated                  December 31,
                                                                  Useful Lives       ------------------------------
                                                                     (Years)              1999              1998
                                                                     -------              ----              ----
     Computer equipment                                                2-3            $     17,015      $      8,617
     Furniture, fixtures and leasehold improvements                    3-7                   2,380             1,765
                                                                                      ------------      ------------
                                                                                            19,395            10,382
     Less-accumulated depreciation and amortization                                         (9,044)           (5,015)
                                                                                      -------------     -------------
                                                                                      $     10,351      $      5,367
                                                                                      ============      ============

         Included in property and equipment is equipment acquired under capital leases amounting to approximately $1,245 for both December 31, 1999 and 1998 less accumulated amortization amounting to $1,051 and $800, respectively. Depreciation and amortization expense on property and equipment amounted to approximately $4,085, $2,606 and $1,815 for the years ended December 31, 1999, 1998 and 1997, respectively.

(4)  DEBT:

         In March 1999, the Company completed an offering of $150 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes are convertible, at the holder's option, into the Company's common stock at an initial conversion rate of 15.355 shares of common stock per $1000 principal amount of Convertible Subordinated Notes (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1999. The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Subordinated Notes indenture) of the Company. The Convertible Subordinated Notes may not be redeemed by the Company prior to April 2, 2002. Thereafter, the Convertible Subordinated Notes are redeemable at the option of the Company, in whole or part, at the redemption prices set forth in the Convertible Subordinated Notes indenture. As of December 31, 1999, the Company had no material indebtedness outstanding that would have constituted Senior Indebtedness. The Indenture does not limit the amount of additional indebtedness, including Senior Indebtedness, which the Company can create, incur, assume, or guarantee, nor does the Indenture limit the amount of indebtedness which any subsidiary of the Company can create, incur, assume or guarantee.

         In August 1999, the Company repurchased $60,000 of its Convertible Subordinated Notes for approximately $36,400, and as a result, the Company recognized an extraordinary gain of $21,800, net of amortized debt issuance costs. In October 1999, the Company repurchased $70,300 of its Convertible Subordinated Notes for approximately $53,700, and as a result, the Company recognized an extraordinary gain of approximately $14,200, net of expenses and unamortized debt issuance costs. Convertible Subordinated Notes in an aggregate principal amount of approximately $20,000 remain outstanding as of December 31, 1999.

         In July 1997, the Company entered into a $2,500 equipment line of credit with a leasing company. The equipment line carries interest at the rate of 7.75% plus 1/4%. Borrowings are payable monthly over 36 months. As of December 31, 1999, $170 was outstanding.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(5) SHAREHOLDERS' EQUITY:

         Upon completion of the Company's IPO on November 13, 1997, the convertible preferred stock converted into common stock at the ratio of 0.4 shares of common stock for each share of preferred stock. All then existing classes of preferred stock ceased to be authorized, and were replaced by the preferred stock discussed below.

         On April 14, 1997, the Board of Directors authorized the filing of an Amended and Restated Certificate of Incorporation which became effective upon the completion of the IPO. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Board of Directors authorized the issuance of up to an aggregate of 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices,liquidation preferences and the number of shares constituting any series or designations of such series. The Company has no present plans to issue any shares of preferred stock.

         In March 1997, the Company entered into a five-year agreement with CBS Inc. ("CBS"). In consideration of the advertising and promotional efforts of CBS and its license to the Company of the right to use certain CBS logos and television-related sports content, CBS will receive 3,100,000 shares of common stock over the term of the agreement (752,273, 735,802, 558,988, 567,579 and 485,358 shares in 1997, 1998, 1999, 2000 and 2001, respectively). CBS will also have the right to receive 60% of the Company's advertising revenue on cbs.sportsline.com pages related to certain "signature events" (such as the NCAA Men's Basketball Tournament, the 1998 Winter Olympics, U.S. Open Tennis, PGA Tour events and the Daytona 500) and 50% of the Company's advertising revenue on other cbs.sportsline.com pages containing CBS television-related sports content. The CBS agreement also provides that the Company shall issue to CBS on the first business day of each contract year warrants to purchase 380,000 shares of common stock at per share exercise prices ranging from $10 in 1997 to $30 in 2001. Such warrants are exercisable at any time during the contract year in which they are granted. The value of the advertising and content will be recorded annually in the consolidated balance sheets as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Amounts amortized to expense in 1999, 1998 and 1997 totaled $14,096, $12,002 and $7,835, respectively, consisting of amortization relating to advertising of $11,000 for both 1999 and 1998 and $7,000 relating to 1997, content of $518 for both 1999 and 1998 and $431 for 1997, and expense related to warrants of $2,578, $484 and $404, respectively, and are included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997.

         In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares), respectively, issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and issue additional shares of common stock valued at $100 million between 2002 and 2006. Additionally, the revenue sharing provisions relating to the 60% share for signature events and the 50% share for CBS content pages were eliminated and replaced by a new revenue sharing formula which is calculated on a broader revenue base and at a lower rate. Total annual amounts to be amortized to expense in accordance with the CBS agreement and amendment are as follows:

                   2000          $       17,286
                   2001                  17,286
                   2002                  22,286
                   2003                  22,286
                   2004                  22,286
                   2005                  22,286
                   2006                  22,286
                                 --------------
                                 $      146,002
                                 ==============

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(5)  SHAREHOLDERS' EQUITY:--(CONTINUED)

         In November 1997, the Company completed an underwritten initial public offering ("IPO") of 3,500,000 shares of Common Stock. Of the 3,500,000 shares sold in the IPO, 2,693,549 shares were sold at a price to the public of $8.00 per share and 672,043 shares and 134,408 shares were sold to Intel Corporation and Mitsubishi Corporation, respectively, at a price of $7.44 per share. In December 1997, the underwriters exercised their over-allotment option to purchase an additional 525,000 shares of Common Stock. The total net proceeds to the Company from the IPO were approximately $30,000.

         On January 29, 1998, the Company acquired all of the outstanding capital stock of GolfWeb in exchange for approximately 844,490 shares of Common Stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of Common Stock. The acquisition was accounted for under the "pooling-of-interests" accounting method. Accordingly, the Company's consolidated financial statements include the accounts of GolfWeb for all years presented.

         In April 1998, the Company completed a public offering (the "Secondary Offering") of 4 million shares of common stock at $37.625 per share. Of the four million shares offered, 2,288,430 shares were offered by the Company and 1,711,570 shares by selling shareholders. The Company realized approximately $81,000 in net proceeds as a result of the Secondary Offering.

         On June 29, 1998, the Company acquired International Golf Outlet, Inc. ("IGO"), a privately-held Internet retailer of fine golf equipment and accessories, for $2,000, consisting of $350 in cash and $1,650 of common stock (46,924 shares). The Company also agreed to issue to the IGO shareholders additional common stock, valued at $1,500 at the time of acquisition, if IGO meets certain revenue and earnings targets over the three year period following the acquisition. Accordingly, during 1999 the Company issued 14,220 additional shares of Common Stock valued at $249 to IGO resulting from earnings goals being met for the first year of operations subsequent to the acquisition.

         Effective as of October 1, 1998, upon expiration of a pre-existing agreement, the Company and America Online, Inc. ("AOL") entered into an agreement (the "AOL Agreement"), which has an initial term of three years, subject to extension for up to two additional three-year terms at the option of AOL under certain circumstances. Under the AOL Agreement, the Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com will also be the premier national sports partner with a presence on all Digital City local services, currently serving 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, SportsLine WorldWide will become the premier global provider of country-specific sports content to all of AOL's international services, and the Company will become the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service. The Company (i) paid AOL cash in the amount of $8,000, (ii) issued AOL 550,000 shares of common stock and (iii) granted AOL warrants to purchase an additional 900,000 shares of Common Stock at exercise prices ranging from $20 to $40 per share, 450,000 of which are subject to vesting based on the Company's achievement of specified revenue thresholds. Furthermore, the Company has agreed to make a payment to AOL, provided, that AOL holds and does not sell any of such shares for a period of two years, if AOL is not able to realize at least $15,000 from the sale of the 550,000 shares of common stock issued to it, at the end of such two-year period (the "AOL Obligation"). During December 1999, AOL sold shares of the Company's common stock and the Company realized a benefit of approximately $3,400 resulting in the cancellation of the AOL obligation. Such benefit was reflected as a reduction of depreciation and amortization expense in 1999. In addition, AOL will be eligible to share in direct revenues attributable to AOL promotion of Company offerings on AOL brands once certain thresholds specified in the agreement have been met. Over the three-year agreement, the Company will receive a number of guaranteed impressions on AOL's commercial online services and Web sites.

         In May 1999, the Company acquired Golf Club Trader, Inc. for approximately $7,000 of common stock (195,850 shares).

         In December 1999, the Company acquired Daedalus World Wide Corporation for consideration valued at approximately $31,780 consisting of $4,000 cash and $27,780 of common stock (599,998 shares).

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(5)  SHAREHOLDERS' EQUITY:--(CONTINUED)

         The Company acquired other business during 1999 in exchange for an aggregate of $2,373 cash and $2,555 of common stock (124,322 shares).

         In October 1999, the Company issued 450,000 shares of common stock to Westwood One as consideration for a three-year promotional and programming agreement.

         In January 1998, CBS exercised its 1997 warrants resulting in net proceeds of $3,800 to the Company. In December 1998, CBS exercised its 1998 warrants resulting in net proceeds of $5,700 to the Company. In December 1999, CBS exercised its 1999 warrants resulting in net proceeds of $7,600. The Company has reserved sufficient shares of its common stock to cover issuance of common stock under the CBS Agreement, exercises of common stock warrants and the stock option, incentive compensation and employee stock purchase plans discussed in
Note 6.

(6) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

         Common stock warrants issued in 1999, 1998 and 1997 to non-employees for services rendered primarily under consulting agreements were valued on the date of grant using the Black-Scholes option pricing model. The following is a summary of warrants granted, exercised, canceled and outstanding and the assumptions utilized involving the grants in 1999, 1998 and 1997:

                                                   1999                         1998                         1997
                                          ----------------------       ----------------------       ----------------------
                                                        Weighted                     Weighted                     Weighted
                                                         Average                      Average                     Average
                                                        Exercise                     Exercise                     Exercise
                                           Shares         Price         Shares         Price         Shares        Price
                                           ------         -----         ------         -----         ------        -----
Warrants outstanding, beginning
   of year                                2,365,000      $17.51        2,018,000       $7.16        1,050,000       $5.23
Granted                                   2,455,000       29.53        1,355,000       27.08        1,933,000        8.71
Exercised                                (1,329,000)       9.73         (996,000)      10.99         (960,000)       8.25
Canceled                                    (40,000)       5.00          (12,000)       8.84           (5,000)       5.00
                                         -----------                  -----------                  ----------
Warrants outstanding, end of year         3,451,000       29.20        2,365,000       17.51        2,018,000        7.16
                                         ==========                   ==========                   ==========

         The range of exercise prices of warrants outstanding at December 31, 1999 was $5.00 - $45.00. The weighted average fair value of warrants granted during 1999, 1998 and 1997 was $9.22, $2.43 and $2.83, respectively. There were 1,094,000 warrants exercisable at December 31, 1999 at a weighted average exercise price of $29.14 per share.

         Assumptions utilized to value warrants are as follows:

                                                                                        Risk-Free
                                                    Volatility         Dividend          Interest         Estimated
                                                      Factor            Yield             Rates             Lives
                                                      ------            -----             -----             -----
1999 grants                                             75%                0%          4.5% - 6.2%            1-5
1998 grants                                           40%-65%              0%          4.5% - 5.9%            1-5
1997 grants                                              40%               0%          5.7% - 6.7%            1-9

         In 1995, the Company adopted a stock option plan (the "1995 Plan") under which the Company is authorized to issue a total of 1,200,000 incentive stock options and nonqualified stock options to purchase common stock to be granted to employees, nonemployee members of the Board of Directors and certain consultants or independent advisors who provide services to the Company. Options become exercisable for 25% of the option shares upon the optionee's completion of one year of service, as defined, with the balance vesting in successive equal monthly installments upon the optionee's completion of each of the next 36 months of service. The maximum term of the options is 10 years.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(6)       WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:--(CONTINUED)

         On April 14, 1997, the Company adopted the 1997 Incentive Compensation Plan (the "Incentive Plan"). Pursuant to the Incentive Plan, the total number of shares of common stock that may be subject to the granting of awards shall be equal to: (i) 2,000,000 shares, plus (ii) the number of shares with respect to awards previously granted under the Incentive Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of common stock that are surrendered in payment of any awards or any tax withholding requirements. The Incentive Plan became effective upon completion of the IPO. The Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards at not less than the fair market value of the underlying common stock that may be settled in cash, stock or other property. On November 19, 1999 the Company's shareholders approved amending the Incentive Plan to increase the number of shares available for issuance to 5,500,000.

         A summary of the activity relating to the Company's employee stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                                                  1999                         1998                         1997
                                          ----------------------       ----------------------       ----------------------
                                                       Weighted                     Weighted                     Weighted
                                                        Average                      Average                     Average
                                                       Exercise                     Exercise                     Exercise
                                          Shares         Price         Shares         Price         Shares        Price
                                          ------         -----         ------         -----         ------        -----
Outstanding at beginning of year         2,821,704      $ 9.60        1,457,000      $ 5.13          683,664       $1.42
Granted                                  2,470,100       28.78        1,980,157       12.72          904,388        7.50
Exercised                                 (546,549)       5.62         (314,525)       2.77          (42,521)       0.80
Forfeited                                 (484,459)      16.94         (300,928)      15.10          (88,531)       2.60
                                        -----------                  -----------                  -----------
Outstanding at end of year               4,260,796       20.39        2,821,704        9.60        1,457,000        5.13
                                        ==========                   ==========                   ==========
Options exercisable at end of year         775,049       11.76          462,175        5.05          331,778        1.56
                                        ==========                   ==========                   ==========


         The weighted average fair value of options granted during 1999, 1998 and 1997 was $21.32, $4.89 and $3.10, respectively. During 1998, certain outstanding employee stock options were repriced to $14.0625 for officers and to $8.00 for other employees. In September 1998, the Company repriced 230,000 options held by certain officers and directors to reduce their exercise price to the then current market value and, in October 1998, repriced 625,382 options held by certain other employees to the then current market value.

         The following table summarizes information about employee stock options outstanding at December 31, 1999:

                                        Options Outstanding                              Options Exercisable
                       -----------------------------------------------------      ---------------------------------
                                              Weighted
                                              Average
                       Outstanding at        Remaining           Weighted         Exercisable at        Weighted
      Range of          December 31,        Contractual           Average          December 31,          Average
  Exercise Prices           1999          Life (In Years)     Exercise Price           1999          Exercise Price
  ---------------           ----          ---------------     --------------           ----          --------------
   $0.63 to $5.00            165,942              6.60               $3.56              108,777            $3.15
    5.01 to  8.00            911,523              7.90                8.00              326,294             8.00
    8.01 to 15.00            547,656              8.60               14.00              181,941            14.04
   15.01 to 20.00            959,475              9.30               16.60               88,037            15.78
   20.01 to 30.00            394,900              8.40               24.15                   --               --
   30.01 to 40.00            986,000              9.40               32.64               70,000            31.75
   40.01 to 60.00            295,300              9.90               46.38                   --               --
                         -----------                                                -----------
                           4,260,796              8.80               20.39              775,049            11.76
                         ===========                                                ===========

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(6) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:--(CONTINUED)

         Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 4.6% to 5.6%, 5.7% to 6.7% and 6.0% to 6.6%, dividend yield of 0% for all years, expected volatility factor of 100%, 65% and 40% and expected life of 4.39 years for all years.

           The Company's pro forma information follows for the years ended December 31:

                                             1999          1998          1997
                                             ----          ----          ----
Net loss - As reported                   $  (17,097)   $  (35,509)   $  (34,177)
Pro forma net loss                          (26,397)      (37,090)      (34,664)
Net loss per share -
    basic and diluted - As reported      $    (0.74)   $    (1.94)   $    (3.08)
Net loss per share
    basic and diluted - Pro forma        $    (1.15)   $    (2.03)   $    (3.12)

         On April 14, 1997, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") under which 500,000 shares of common stock are reserved. The Purchase Plan became effective upon completion of the IPO. The Purchase Plan provides eligible employees, as defined therein, the right to purchase shares of common stock. The purchase price per share will be equal to 85% of the fair market value as of certain measurement dates. Such purchases are limited in any calendar year to the lower of 25% of the employee's total annual compensation or $25,000. On November 19, 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance to 1,000,000. Shares of common stock issued under the plan were 101,561 and 329,085 in 1999 and 1998, respectively.

          In January 1996, the Company adopted a retirement plan that qualifies under Section 401(k) of the Internal Revenue Code. Under this plan, participating employees, as defined, may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limits. There is currently no matching of employee contributions by the Company.

(7) INCOME TAXES:

         No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1999. At December 31, 1999, the Company had approximately $97,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income; such carryforwards expire beginning in 2009. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

         Deferred tax assets at December 31, 1999 and 1998 consist primarily of the tax effect of net operating loss carryforwards which amounted to approximately $97,000 and $33,000, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full 100% valuation allowance on the deferred tax assets at December 31, 1999 and 1998 to reduce such deferred income tax assets to zero as it is management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance requirement periodically and make adjustments as warranted.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(8)  COMMITMENTS AND CONTINGENCIES:

          The Company leases its facilities and computer and communications equipment under noncancellable leases that expire on various dates through 2009. The office leases require the Company to pay operating costs, including property taxes and maintenance costs and include rent adjustment clauses. The Company has committed to a ten year lease for its new corporate headquarters beginning in 2000. Management anticipates that it will be able to sublease its existing facilities at rates equivalent to its existing lease rates so as not to incur a material expense. Under the terms of one office lease, the Company has provided a letter of credit to the landlord. The letter of credit is secured by a restricted certificate of deposit of approximately $92 as of December 31, 1999. Under the terms of an additional office lease the Company has provided a letter of credit to the landlord. The letter of credit is secured by a restricted certificate of deposit of approximately $297 as of December 31, 1999. Additionally, the Company has provided a letter of credit to one of its suppliers. The letter of credit is secured by a restricted certificate of deposit of approximately $100 as of December 31, 1999.

         Rent expense amounted to approximately $1,716, $735 and $570 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Future minimum lease payments for all leases are as follows as of December 31, 1999:

                                                      Capital        Operating
                                                      -------        ---------

        2000                                        $    178         $   2,060
        2001                                            ---              1,765
        2002                                            ---              1,675
        2003                                            ---              1,652
        2004                                            ---              1,586
        Thereafter                                      ---              7,251
                                                    --------         ---------
        Total minimum lease payments                     178         $  15,990
                                                                     =========
        Less:  amount representing interest               (8)
                                                    --------
        Lease obligations reflected as current      $    170
                                                    ========

         The Company has entered into various licensing, royalty and consulting agreements with various content providers, vendors and sports celebrities. The remaining terms of these agreements range from one to eight years. These agreements provide for the payment of royalties, bounties and certain guaranteed amounts, some of which are on a per member basis. Additionally, some agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived.

         Minimum guaranteed payments required under such agreements are as follows as of December 31, 1999:

                   2000                      $   4,491
                   2001                          3,918
                   2002                            388
                                             ---------
                                             $   8,797
                                             =========

         From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. In 1998, the Company and Weatherline settled a lawsuit in which Weatherline alleged that the Company had infringed on its trademark. In connection with the settlement, Weatherline assigned to the Company its United States trademark registration for the mark "Sportsline". The Company recorded a non-recurring charge of approximately $1.1 million associated with such settlement in 1998.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


(8) COMMITMENTS AND CONTINGENCIES:--(CONTINUED)

         On December 28, 1999, an action entitled Fantasy Sports Properties, Inc. v. SportsLine.com, Inc., Yahoo! Inc., ESPN, Inc. and Sandbox Entertainment, Inc., was commenced against the Company and the named-codefendants in the United States District Court for the Eastern District of Virginia. The plaintiff seeks damages and injunctive relief for the alleged infringement by the Company and the named co-defendants of a patent entitled "Computerized Statistical Football Game," issued by the United States Patent and Trademark Office, which is allegedly owned by the plaintiff. The Company in its Answer, Affirmative Defenses and Counterclaim has taken the position that it has not infringed the patent in suit, that the patent in suit is invalid, and the Company seeks a Declaratory Judgment of non-infringement and invalidity. The Company intends to vigorously defend itself in this action.

         On August 16, 1999, an action entitled Shopsports.com v. SportsLine USA, Inc., was commenced against the Company in the United States District Court for the Central District of California. The plaintiff seeks damages and injunctive relief in connection with the Company's use of a tertiary domain name which the plaintiff alleges infringes on plaintiff's trademark rights. The action is being consolidated with a declaratory judgment action, commenced by the Company, seeking a judgment that the use of the tertiary URL "shop.sportsline.com" did not infringe on plaintiff's common law rights. The Company intends to vigorously defend itself in this action.

         In the opinion of management, the Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

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

         3.       Exhibits:

         The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT             DESCRIPTION
-------             -----------

3.1             Amended and Restated Certificate of Incorporation (3.1) (1)
3.2             Amendment of Article IV of the Amended and Restated Certificate
                of Incorporation (3.2)(2)
3.3             Amendment of Article I of the Amended and Restated Certificate
                of Incorporation (filed herewith)
3.4             Form of Amended and Restated Bylaws (3.2) (1)
10.1*           1995 Stock Option Plan (10.1) (3)
10.2            Form of Indemnification Agreement between the Company and each of its directors and executive officers (10.2) (2)
10.3*           1997 Incentive Compensation Plan, as amended (filed herewith)
10.4*           Employee Stock Purchase Plan, as amended (filed herewith)
10.5            Amended and Restated Investors' Rights Agreement dated as of
                September 25, 1996, among the Company, the holders of the
                Company's Series A, Series B and Series C Preferred Stock, The
                Estate of Burk Zanft and Michael Levy (10.5) (3)
10.6            Agreement dated March 5, 1997 between the Company and CBS Inc.
                (10.6) (3)
10.7*           Consulting Agreement dated September 1, 1994, between the
                Company and Horrow Sports Ventures (10.10) (3)
10.8*           Agreement dated June 1996 between the Company and Michael P.
                Schulhof (10.11) (3)
10.9            Agreement dated August 1994 between the Company and Planned
                Licensing, Inc. (10.12) (3)
10.10*          Stock Option between the Company and Gerry Hogan (10.19) (4)
10.11           Agreement and Plan of Merger dated as of January 15, 1998, among the Company, GolfWeb.Com, Inc. and GolfWeb (excluding Exhibits thereto), and Amendment No. 1 to the Merger Agreement dated of January 29, 1998, among the Company, GolfWeb.Com, Inc. and
                GolfWeb (2.1; 2.2)(5)
10.12+          Premier Sports Information and Commerce Agreement, effective as of October 1, 1998, by and between the Company and America
                Online, Inc. (10.1) (7)
10.13           Amendment to Agreement, effective as of January 1, 1999, between the Company and CBS Broadcasting, Inc. (99.1) (8)
10.14*          Amended and Restated Employment Agreement, dated as of January
                28, 2000, between the Company and Michael Levy (filed herewith)
10.15*          Amended and Restated Employment Agreement, dated as of January
                28, 2000, between the Company and Kenneth W. Sanders (filed herewith)
10.16*          Amended and Restated Employment Agreement, dated as of January
                28, 2000, between the Company and Daniel L. Leichtenschlag
                (filed herewith)
10.17*          Employment Agreement, dated as of January 28, 2000, between the
                Company and Andrew S. Sturner (filed herewith)
10.18*          Employment Agreement, dated as of January 28, 2000, between the
                Company and Mark J. Mariani (filed herewith)
10.19           First Amendment to License and Consulting Agreement between the
                Company and Planned Licensing, Inc. dated as of October 16, 1999
                (filed herewith)
21.1            Subsidiaries of the Company (filed herewith)
23.1            Consent of Arthur Andersen LLP (filed herewith)
27.1            Financial Data Schedule - For SEC use only (filed herewith)

------------------
(1) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-1 (Registration No. 333-62685).
(2) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-1 (Registration No. 333-78921).
(3) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-1 (Registration No. 333-25259).
(4) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-8 (Registration No. 333-46029).
(5) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 8-K (Event of January 29, 1998).
(6) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q for the quarterly period ending June 30, 1998.
(7) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q for the quarterly period ending September 30, 1998.
(8) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 8-K (Event of February 10, 1999).
+        Confidential treatment granted to certain portions of this Exhibit
*        Management Contract or Compensatory Plan

(b)      Reports on Form 8-K

     The Company filed two reports on Form 8-K during the fourth quarter ended December 31, 1999. Information regarding the items reported on is as follows:

             Date                                Item Reported On
             ----                                ----------------
October 22, 1999                    Item 5. Other Events. The Company announced
                                    (i) that it had repurchased $60 million
                                    aggregate principal amount of the
                                    Convertible Subordinated Notes as of August
                                    26, 1999 and (ii) that its offer to purchase any and all outstanding Convertible
                                    Subordinated Notes expired on October 19,
                                    1999 and that approximately $70 million
                                    aggregate principal amount of the
                                    Convertible Subordinated Notes had been
                                    tendered and accepted for payment.

December 22, 1999                   Item 2. Acquisition or Disposition of
                                    Assets. The Company announced the
                                    acquisition of Daedalus World Wide
                                    Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPORTSLINE.COM, INC.

                                   By: /s/ Michael Levy
                                       --------------------
                                           Michael Levy
 March 30, 2000                            President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE                                     TITLE                                          DATE
---------                                     -----                                          ----
/s/ Michael Levy                              President, Chief Executive Officer and         March 30, 2000
-----------------------------------------     Director (principal executive officer)
Michael Levy


/s/ Kenneth W. Sanders                        Chief Financial Officer                        March 30, 2000
-----------------------------------------     (principal financial and accounting officer)
Kenneth W. Sanders


                                              Director
-----------------------------------------
Thomas Cullen


/s/ Gerry Hogan                               Director                                       March 30, 2000
-----------------------------------------
Gerry Hogan


/s/ Richard B. Horrow                         Director                                       March 30, 2000
-----------------------------------------
Richard B. Horrow


/s/ Joseph Lacob                              Director                                       March 30, 2000
-----------------------------------------
Joseph Lacob


/s/ Sean McManus                              Director                                       March 30, 2000
-----------------------------------------
Sean McManus



/s/ Andrew Nibley                             Director                                       March 30, 2000
-----------------------------------------
Andrew Nibley


/s/ Fredric G. Reynolds                       Director                                       March 30, 2000
-----------------------------------------
Fredric G. Reynolds


/s/ Michael P. Schulhof                       Director                                       March 30, 2000
-----------------------------------------
Michael P. Schulhof


/s/ James C. Walsh                            Director                                       March 30, 2000
-----------------------------------------
James C. Walsh


                                  EXHIBIT INDEX
                                  -------------


EXHIBIT                       DESCRIPTION
-------                       -----------

3.4               Amendment of Article I of the Amended and Restated Certificate
                  of Incorporation
10.3*             1997 Incentive Compensation Plan, as amended
10.4*             Employee Stock Purchase Plan, as amended
10.14*            Amended and Restated Employment Agreement, dated as of January
                  28, 2000, between the Company and Michael Levy
10.15*            Amended and Restated Employment Agreement, dated as of January
                  28, 2000, between the Company and Kenneth W. Sanders
10.16*            Amended and Restated Employment Agreement, dated as of January
                  28, 2000, between the Company and Daniel L. Leichtenschlag
10.17*            Employment Agreement, dated as of January 28, 2000, between the Company and Andrew S. Sturner
10.18*            Employment Agreement, dated as of January 28, 2000, between the Company and Mark J. Mariani
10.19             First Amendment to License and Consulting Agreement between the Company and Planned Licensing, Inc. dated as of October
                  16, 1999.
21.1              Subsidiaries of the Company
23.1              Consent of Arthur Andersen LLP
27.1              Financial Data Schedule - For SEC use only