Form 10-K/A
period 1999-12-31
SPORTSLINE COM INC
filed 2000-05-08
CIK 945688

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K/A


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

         This Amendment No. 1 to Form 10-K (this "Amendment") is being filed by SportsLine.com, Inc. to correct an omission and certain-typographical and rounding errors included in the information provided in response to the Items set forth below of its Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000 (the "Form 10-K"). The following changes have been made to the information set forth in the Form 10-K:

     o The information required by Item 4. Submission of Matters to a Vote of Security Holders, which was unintentionally omitted from the Form 10-K, is included herein.

     o In Item 6. Selected Financial Data, certain numerical corrections have been made in the table. Specifically, the Cost of Revenue for Sports.com Limited for 1999 has been changed to $2,542 from $2,548 and the Total Operating Expenses, Loss from Operations and Interest and other income, net amounts for SportsLine.com, Inc. for 1998 have been changed to $53,157, $39,837 and $4,446, respectively, from $53,158, $39,838 and $4,447, respectively.

     o In Item 8. Financial Statements and Supplementary Data, the number of authorized shares of common stock has been corrected in the Consolidated Balance Sheets to read "200,000,000" instead of "50,000,000."

     o    In Item 8. Financial Statements and Supplementary Data, language in
          Note 5 to the Consolidated Financial Statements has been revised from "... the Company realized a benefit of approximately $3,400 resulting in the cancellation of the AOL obligation" to "... the Company realized a benefit of approximately $3,400 resulting from the cancellation of the AOL Obligation."

     o In Item 8. Financial Statements and Supplementary Data, in Note 8 to the Consolidated Financial Statements the Total minimum lease payments -- Operating has been changed to $15,989 from $15,990.

     o    In Item 8. Financial Statements and Supplementary Data, language in
          Note 8 to the Consolidated Financial Statements has been revised from "The Company recorded a non-recurring charge of approximately $1.1 million associated with such settlement in 1998" to "The Company recorded a non-recurring charge of approximately $1,100 associated with such settlement in 1998" as the dollar amounts are stated in thousands in the Notes to the Consolidated Financial Statements.

                                 INDEX TO ITEMS

                                                                                                                Page
                                                                                                                -----
PART I..........................................................................................................   1
            Item 1. Business....................................................................................   1
            Item 2. Properties..................................................................................  14
            Item 3. Legal Proceedings...........................................................................  14
            Item 4. Submission of Matters to a Vote of Security Holders.........................................  15
PART II.........................................................................................................  16
            Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters...................  16
            Item 6. Selected Financial Data.....................................................................  17
            Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.......  19
            Item 7A. Quantitative and Qualitative Disclosure About Market Risk..................................  34
            Item 8. Financial Statements and Supplementary Data.................................................  35
            Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........  57
PART III........................................................................................................  58
            Item 10. Directors and Executive Officers of the Registrant.........................................  58
            Item 11. Executive Compensation.....................................................................  58
            Item 12. Security Ownership of Certain Beneficial Owners and Management.............................  58
            Item 13. Certain Relationships and Related Transactions.............................................  58
PART IV.........................................................................................................  58
            Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................  58

                                     PART I

ITEM 1. BUSINESS.

     CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS 'BELIEVES,' 'ANTICIPATES,' 'ESTIMATES,' 'EXPECTS,' AND WORDS OF SIMILAR IMPORT, CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. READERS ARE REFERRED TO THE 'RISK FACTORS' SECTION OF THE 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS' CONTAINED HEREIN, WHICH IDENTIFIES IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD LOOKING STATEMENTS.

     SportsLine.com, Inc., formerly SportsLine USA, Inc. (together with its subsidiaries, 'SportsLine' or the 'Company'), is a leading Internet-based sports media company that provides branded, interactive information and programming as well as merchandise to sports enthusiasts worldwide. SportsLine produces and distributes original, interactive sports content, including editorials and analyses, radio shows, contests, games, fantasy league products and fan clubs. SportsLine also distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos, audio clips and video clips obtained from CBS and other leading sports news organizations, as well as SportsLine's superstar athletes. SportsLine produces the official Web sites for several organizations including Major League Baseball, the PGA TOUR and NFL Europe League. In addition, SportsLine is the primary sports content provider for America Online, Excite and Netscape.

     The Company has established a number of important strategic relationships to increase awareness of the SportsLine brand, build traffic on its Web sites and develop proprietary programming. In March 1997, SportsLine established a strategic alliance with CBS pursuant to which SportsLine's flagship Web site was renamed 'cbs.sportsline.com' and receives extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA TOUR events, U.S. Open tennis and the Daytona 500. The CBS agreement was amended in February 1999 to extend its term through 2006. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.' The Company believes that its relationship with CBS, in particular the branding of its flagship Web site as 'cbs.sportsline.com' and the promotion the Company receives on CBS television broadcasts, will enable it to establish SportsLine as a broadly recognized worldwide consumer brand. The Company also has distribution agreements and relationships with a number of other partners including America Online, Excite, Netscape, Westwood One, theglobe.com, Major League Baseball and the PGA TOUR. See '--Strategic Relationships.'

     In May 1999, the Company established Sports.com Limited ('Sports.com') (formerly known as SportsLine Europe Limited) as a European-based, majority owned subsidiary. Intel Corporation, MediaOne Ventures and Reuters hold minority interests in Sports.com. In August 1999, the sports.com Web site was launched as the home of sports sites for fans of European sports, including soccer, rugby and cricket. Sports.com operates country-specific Web sites through locally based operating subsidiaries that deliver real-time, in-depth European sports content and programming that capitalizes on the Web's unique graphical and interactive capabilities. Sports.com has established local subsidiaries in the United Kingdom and France and plans to establish local subsidiaries in Germany, Italy and Spain within the next 12 months. Sports.com has formed strategic relationships with IMG, France Telecom Multimedia, Rete Srl and Manchester United.

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

     Scores, Statistics and      The Company delivers continuously updated,
     Odds                        real-time scores, schedules, standings,
                                 player and team statistics and odds for all
                                 major professional and college sports from
                                 data providers including The Associated
                                 Press, Data Broadcasting Corporation and
                                 SportsTicker and directly from the NBA, MLB,
                                 NFL and WNBA.

     Fantasy Leagues and         Fantasy league enthusiasts can participate in
       Contests                  SportsLine leagues or form their own leagues
                                 with customized rules, scoring and
                                 reporting. The Company administers player
                                 transactions (e.g., drafts, trades, starting
                                 lineup selection and disabled list and minor
                                 league moves) and provides summaries of
                                 scoring, standings and roster transactions.
                                 Proprietary contests feature cash prizes,
                                 limited edition sports memorabilia and other
                                 awards based on the results of weekly,
                                 season-long or special event related games
                                 of skill. Regular sweepstakes and
                                 'giveaways' feature cash prizes, sports
                                 memorabilia, event tickets and other
                                 merchandise.

     Live Game Simulations       The Company broadcasts
                                 web-based real-time animated recreations of
                                 major sporting events including NBA, NFL, Major
                                 League Baseball, World Cup Soccer and NCAA
                                 Tournament basketball games.

     Local and Personalized      The Company packages its information and
     Content                     programming to enable users to follow local
                                 or regional team and event coverage,
                                 including weekly stories from college sports
                                 publications and team coverage from staff
                                 writers located in strategic cities across
                                 the nation. The Company's 'Personal
                                 SportsPage' enables members to personalize
                                 the information and programming they receive
                                 over the web and 'Personal SportsMail'
                                 delivers personalized content to members by
                                 e-mail. The Company also began a Rewards
                                 program in 1999 which allows member to earn
                                 points redeemable for prizes by accessing
                                 the Web sites and accumulating page views.

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

     Audio The Company's radio studio produces over 20 hours of original, live programming each week, including interviews with superstars and notable sports personalities and regular commentary from leading sports analysts. The
                                 Company also 'cybercasts' syndicated radio shows from Sports Byline USA, Sports
                                 Overnight America and various experts on sports-related topics, and produces and distributes audio clips of interviews, press conferences and other audio surrounding major sports events.

     Video The Company produces original video programming surrounding major sports events, live video interviews with sports celebrities and
                                 'cybercasts' featuring live video interviews and daily video clips covering events such as the Company's coverage of major events such as the XVIII Olympic Winter Games and the Super
                                 Bowl XXXIV. The Company also distributes video highlights from the PGA TOUR, NBA, NHL, CBS
                                 Sports and other sources.

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

     cbs.sportsline.com has won numerous awards, including the Internet Services Association's 'Outstanding Innovation' award for Baseball LIVE! (1996); a 'Gold Medal' for Outstanding Olympic Coverage from The Wall Street Journal (1996); a 'Members' Choice' designation from AOL (1996-1998); NetGuide's 'Platinum Award' as one of the best sites on the Web (1996); NetGuide's 'Platinum Award' for overall site excellence (1997); 'Editor's Choice' from UK Plus (1997), PC Magazine's top 25 sites on the Web (1997); the Webby Award for sports (1998); a 'Revolution' award for Soccernet in the U.K. (1999); NetGuide's 'Best Sports Site' (1999); PC Magazine's top 100 sites on the Web (1999); US News and World Report's 'The Best of the Web: Sports' (1999); and Best Football Site from Yahoo! Internet Life (2000).

     cbs.sportsline.com's comprehensive approach is illustrated by its coverage of Major League Baseball. In addition to up-to-date news, scores, standings, rosters, transaction reports and exclusive editorial commentary, cbs.sportsline.com features Baseball LIVE!, an online 'stadium' that utilizes Shockwave technology to enable users to view a graphical depiction of real-time play-by-play action of Major League Baseball games in progress. Additional baseball coverage includes player and team statistics that are sortable by position, team and standing; chat rooms and baseball newsgroup links and contests. Fantasy league enthusiasts also can purchase SportsLine's fantasy league products, which include Fantasy Baseball and Commissioner. Fantasy Baseball enables participants to manage their own fantasy- or rotisserie-style baseball league in season-long and playoff competitions. Participants form leagues of up to 20 teams and utilize cbs.sportsline.com to administer all player transactions (for example, drafts, trades, starting lineup selection, disabled list and minor league moves) and obtain weekly summaries of scoring, standings and roster transactions. cbs.sportsline.com also offers Fantasy Baseball participants the ability to communicate in specially reserved chat rooms. Commissioner provides fantasy and rotisserie league participants a fully configurable interface to manage their own leagues, including customizing rules, scoring and reporting to their own preferences.

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

     vegasinsider.com, launched as a separate Web site in March 1997, provides sports gaming information and features electronic odds on all major sports events from the Las Vegas casinos, including the Stardust, the Flamingo Hilton, the MGM Grand and Bally's, plus lines from nationally recognized oddsmakers. Handicapping information includes commentary, matchup analysis and picks from some of the nation's leading sports handicappers. The site's news reporting is focused on a gaming perspective and provides detailed statistical and matchup analysis tools, including 'against-the-spread' and 'straight-up' records, team and player statistics and injury and weather reports. Live scoreboards provide breaking news and scores, updates, recaps and boxscores. Most of the content on vegasinsider.com is available only to paying members.

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

  Other Distribution Channels

     The inclusion of cbs.sportsline.com in AOL's services and the integration of cbs.sportsline.com into Excite Sports and Netscape Sports makes the Company's sports content and programming readily accessible to the millions of Web users that access the Internet via these platforms. The Company believes that its original sports radio shows have broad appeal and in August 1999 entered into an agreement to syndicate certain of its radio programming, both on the Internet and nationally to over-the-air sports talk radio stations. As of December 31,

1999, the Company had three radio programs in syndication in association with the Westwood One Radio Network: 'The Drive' broadcast in 12 markets, 'NFL Today' broadcast in 65 markets and 'NFL Sunday' broadcast in 420 markets. The Company also intends to develop distribution and revenue opportunities in other media, including news wire services, publications and e-mail.

STRATEGIC RELATIONSHIPS

     SportsLine has established strategic relationships to provide marketing and cross promotional opportunities, to increase consumer awareness of the SportsLine brand, to build traffic on its Web sites and to obtain exclusive sports content for its Web sites.

     CBS. In March 1997, the Company entered into a strategic alliance with CBS pursuant to which the Company's flagship Web site was renamed 'cbs.sportsline.com'. The agreement provides for cbs.sportsline.com to receive, among other things, extensive network television advertising and on-air promotion during the term of the agreement, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA TOUR events, U.S. Open tennis and the Daytona 500. In addition, the Company has the right to use certain CBS logos and television-related sports content on cbs.sportsline.com and in connection with the operation and promotion of that Web site. CBS and the Company seek to maximize revenue through a joint advertising sales effort. The agreement also provides the Company access to certain CBS television-related sports content and the potential to create distribution and revenue opportunities with more than 200 CBS affiliates throughout the United States. The CBS agreement was amended in February 1999 to extend its term through 2006. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.'

     AOL. In July 1997, the Company entered into a strategic programming and distribution agreement with America Online, Inc. ('AOL') pursuant to which cbs.sportsline.com became the first 'anchor tenant' on AOL's Sports Channel. In October 1998, the Company and AOL entered into a new three-year agreement and significantly expanded their online relationship to provide Company-produced sports news and statistics, special features, major event coverage and merchandise on several key AOL brands around the world. The Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com is the premier national sports partner with a presence on all Digital City local services, currently serving 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, the Company became the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service.

     Excite. In October 1998, the Company entered into a three-year strategic relationship with Excite, Inc. making the Company the exclusive provider of sports content on the Excite Sports Channel.

     Netscape. In January 1999, the Company entered into a strategic relationship with Netscape Communications Corporation making the Company the premier sports content provider for the Netcenter Sports Channel as well as the exclusive provider for news, information and merchandise for NFL, NBA, NHL, MLB, golf, soccer, tennis, auto racing and NCAA basketball and football. In addition, cbs.sportsline.com is featured as a default content 'channel' in the Channel Finder of Netscape's Netcaster Software which utilizes 'push' delivery to give users the ability to subscribe to dynamic Web content and to browse these channels and Web sites offline from their desktop.

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

     Westwood One. In August 1999, the Company entered into a three-year agreement with Westwood One, Inc. Under this agreement, the Company produces sports content for Westwood One/CBS Radio Sports' coverage of live sporting events. In addition, Westwood One was granted the right to syndicate the Company's radio programs ('The Drive,' 'NFL Today' and 'NFL Sunday').

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

     MVP.com. Effective as of January 1, 2000, the Company entered into a 10-year strategic e-commerce and marketing agreement with MVP.com, Inc., a new sports and outdoor e-commerce company, pursuant to which MVP acquired and will operate the Company's domestic e-commerce business, including its e-commerce subsidiaries International Golf Outlet, Inc., Golf Club Trader, Inc. and Tennis Direct, Inc. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments.'

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

ADVERTISING AND SALES

     The Company believes that the demographics of its audience are similar to the traditional sports advertisers' target market. Based on Company sponsored market research, users of the SportsLine's U.S. Web sites are predominantly male, 87% are between the ages of 18 to 54, 62% have college degrees and 43% have an annual income greater than $75,000. In Europe, Sports.com is completing its first survey of its audience, but believes that the demographics of its audience is predominantly male between the ages of 18 and 49. The Company currently derives, and expects to continue to derive, a substantial portion of its revenue from advertising on its Web sites. The Company sells 'banner' advertisements that allow interested readers to link directly to the advertisers' own Web sites or to promotional sites created by SportsLine. The Company also offers sponsorship opportunities that enable advertisers to associate their corporate messages with the Company's coverage of athletes and marquee events (such as the World Series, the Super Bowl, the Olympics, the NBA Playoffs and the Stanley Cup Playoffs), special features of the Company's Web sites (including ScoreCenters or Baseball LIVE!) and special promotions, contests and events. SportsLine targets as advertisers on its Web sites traditional sports advertisers, such as consumer product and service companies, technology companies, sporting goods manufacturers and automobile companies.

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

     The following table sets forth certain information, as of December 31, 1999, concerning the Company's membership and premium service offerings:

    MEMBERSHIPS                                  DESCRIPTION                                              PRICE RANGE
-------------------  --------------------------------------------------------------------              -----------------

SPORTSLINE REWARDS   SportsLine Rewards. Membership program in which members are rewarded  (                 Free
                     for visiting the site, purchasing merchandise or fantasy products     (
                     and utilizing sponsors. Members can redeem earned points for          (
                     merchandise or participate in special chats or emails.                )
                                                                                           (
                                                                                           (
                                                                                           (
                                                                                           )
                                                                                           )

                                                                                           )
                     SportsLine Rewards Plus. Same as SportsLine Rewards, except that      (            $39.95 annually
                     members receive bonus rewards and savings on the purchase of          (
                     merchandise and fantasy products. Members can also receive tickets    )
                     to special events.                                                    (
                                                                                           (
                                                                                           )

                                                                                           )
GOLFWEB              Players Club. Personalized golf instruction; performance tracking;    (            $39.95 annually
                     discounts on greens fees, golf travel and merchandise; online golf    )
                     handicap.                                                             (
                                                                                           )

                                                                                           )
VEGAS INSIDER        Electronic Odds. Fifteen minute delayed odds from premier Las Vegas   (            $29.95 monthly
                     casinos.                                                              (           $199.95 annually
                                                                                           (
                     Detailed Match-up Analysis. Game logs, 'against-the-spread' and       (
                     'straight-up' records, team and player statistics, injury and         (
                     weather reports and detailed write-ups.                               (
                                                                                           (
                     Handicapping Experts. Picks, match-up analysis and editorial          (
                     commentary.                                                           (
                                                                                           (
                     Member Chat Rooms. Meet and compare notes with other members who are  (
                     serious about handicapping.                                           (
                                                                                           )

  PREMIUM SERVICES                             DESCRIPTION                                            PRICE RANGE
---------------------  ------------------------------------------------------------              ---------------------

                                                                                     )
FANTASY LEAGUES AND    Commissioner. Functional, easy to use fantasy and rotisserie  (              $19.95 - $99.95
FANTASY TOOLS          league management software and statistics services.           (
                                                                                     (
                       Challenge Game. Multi-player leagues featuring overall,       (
                       conference, league and weekly prizes.                         (
                                                                                     (
                       Fantasy Software/tools. Team and league management,           (
                       including sortable stats, Fantasy Scoring Center, Stats       (
                       Projector and Trends Analysis.                                (
                                                                                     )

                                                                                     )
                                                                                     (
ODDS AND PICKS         Electronic Odds. Instant odds from premier Las Vegas          )              $99.95 monthly
                       casinos.                                                      (             $999.00 annually
                                                                                     )

                                                                                     )
                                                                                     (
                       Pick Packs. Expert picks for college and professional games   )            $9.95 to $49.95 per
                       from well-known handicappers.                                 (                 pick pack
                                                                                     )

                                                                                     )
JOB LISTINGS           Sports Careers. Exclusive job listings in multiple sports     (              $14.95 monthly
                       categories. Also includes articles, audio, tips, success      )            $19.95 semiannually
                       stories and company contacts.                                 (             $149.95 annually
                                                                                     )

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

     In the first quarter of 2000, SportsLine entered into a 10-year strategic e-commerce and marketing agreement with MVP.com, Inc. ('MVP'), a new sports and outdoor e-commerce company, pursuant to which MVP acquired and will operate the Company's domestic e-commerce business. Effective as of January 1, 2000,

MVP has assumed responsibility, at its expense, for the design, hosting, operation and ongoing maintenance of the Company's e-commerce operations, including those mentioned above, and is entitled to all revenue generated from the sales of goods and services pursuant thereto. As consideration for this right, MVP has issued equity to the Company and will pay SportsLine promotional fees based on the amount of revenue generated, with minimum cash payments of $120 million over the 10-year term. In connection with this agreement, the Company sold three of its subsidiaries which engage in e-commerce activity, International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc., to MVP in exchange for additional equity in MVP.

MARKETING

     The Company's agreement with CBS provides for cbs.sportsline.com to receive, extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA TOUR events, U.S. Open tennis and the Daytona 500. The Company also receives a variety of on-air promotional mentions on Westwood One/CBS Radio Sports stations. The Company's European subsidiary, Sports.com, receives television promotion through its agreement with IMG. Sports.com's sites and product attributes are promoted contextually and repeated in such IMG-produced programs such as 'Trans World Sport' and 'Futbol Mundial.'

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

COMPETITION

     The market for Internet services and products is intensely competitive and rapidly changing. SportsLine competes, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies: (i) Web sites targeted to sports enthusiasts generally (such as ESPN.com, and CNN and Sports Illustrated's CNN/SI and Fox Sports) or to enthusiasts of particular sports (such as Web sites maintained by the NFL, the NBA and the NHL); (ii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites; (iii) general purpose consumer online services such as AOL and Microsoft Network, each of which provides access to sports-related content and services; (iv) vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and (v) Web search and retrieval services, such as Alta Vista, Excite, Lycos and Yahoo!, and other high-traffic Web sites, such as those operated by CNET and Netscape. The Company anticipates that the number of its direct and indirect competitors will increase in the future. Management believes that SportsLine's most significant competitors are ESPN.com, Fox Sports and CNN/SI Web sites which offer a variety of sports content.

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

     On December 28, 1999, an action entitled Fantasy Sports Properties, Inc. v. SportsLine.com, Inc., Yahoo! Inc., ESPN, Inc. and Sandbox Entertainment, Inc., was commenced against the Company and the named-codefendants in the United States District Court for the Eastern District of Virginia. The plaintiff seeks damages and injunctive relief for the alleged infringement by the Company and the named co-defendants of a patent entitled 'Computerized Statistical Football Game,' issued by the United States Patent and Trademark Office, which is allegedly owned by the plaintiff. The Company in its Answer, Affirmative Defenses and Counterclaim has taken the position that it has not infringed the patent in suit, that the patent in suit is invalid, and the Company seeks a Declaratory Judgment of non-infringement and invalidity. The Company intends to vigorously defend itself in this action.

     On August 16, 1999, an action entitled Shopsports.com v. SportsLine USA, Inc., was commenced against the Company in the United States District Court for the Central District of California. The plaintiff seeks damages and injunctive relief in connection with the Company's use of a tertiary domain name which the plaintiff alleges infringes on plaintiff's trademark rights. The action is being consolidated with a declaratory judgment action, commenced by the Company, seeking a judgment that the use of the tertiary URL 'shop.sportsline.com' did not infringe on plaintiff's common law rights. The Company intends to vigorously defend itself in this action.

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

     In 1998, the Company settled a lawsuit over the use of the mark 'SportsLine' and received as part of the settlement an assignment of the plaintiff's United States trademark registration for the 'SportsLine' mark. The Company has applied to register in the United States a number of marks, several of which include the term 'SportsLine.' The Company has filed applications to register 'SportsLine' marks in Australia and the United Kingdom. There can be no assurance that the Company will be able to secure adequate protection for these trademarks in the United States or in foreign countries. Many foreign countries have a 'first-to-file' trademark registration system; and thus the Company may be prevented from registering its marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that competitors of the Company or others will adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect its 'SportsLine' mark and other marks adequately could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     SportsLine maintains all of its computer systems at its Fort Lauderdale, Florida corporate headquarters and maintains mirror sites for its Web sites at host facilities in Santa Clara, California, Jersey City, New Jersey and Herndon, Virginia. The Company's operations are dependent upon its ability to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond the Company's control. SportsLine maintains access to the Internet through two third-party providers, each of which maintains a DS3 connection running at 45 megabits per second connected to two routers in the Company's facility. Redundant fiber optic cables from the Company's building connect with each local Internet provider's fiber network. SportsLine's Internet connections are fully redundant, so that if a failure in the network or equipment of one service provider occurs, traffic is automatically routed through to the other provider. All of the Company's computer equipment is powered by an uninterruptible power supply ('UPS'), which is backed up by a diesel generator designed to provide power to the UPS within seconds of a power outage. In addition, all of the Company's production systems are copied to backup tapes each night and stored at a third party, off-site storage facility. All of SportsLine's computer equipment is insured at replacement cost and SportsLine has developed a comprehensive, out-of-state disaster recovery plan to respond to system failures. The Company has an arrangement with Comdisco Disaster Recovery Services ('CDRS') which provides that in the event the Company's facility cannot provide service for any reason, the Company's backup tapes would be shipped to Comdisco's New Jersey facility where they will be loaded to replicate and restore the Company's service. Moreover, SportsLine has reserved space in CDRS's Business Recovery Center in Atlanta, Georgia. In the event of a system failure, SportsLine's engineering and content production staff would have access to hardware and software in Atlanta similar to that used at SportsLine's facility. The Company's future plans include replacing the Atlanta facility with its already existing operations in Tacoma, Washington. Notwithstanding the precautions taken by the Company, any disruption in SportsLine's Internet access, failure of SportsLine's third party providers to handle higher volumes of users or damage or failure that causes system disruptions or other significant interruptions in SportsLine's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's European subsidiary, Sports.com is heavily dependent on SportsLine for its technical infrastructure, content building and deployment. Sports.com's Web sites are hosted by the Company's facilities in Herndon, Virginia. During 2000, Sports.com plans to build a data center in London and expand its technical operations in Europe.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

                 NAME                     AGE                               POSITION
---------------------------------------   ---   -----------------------------------------------------------------
Michael Levy...........................   53    Chairman of the Board, President and Chief Executive Officer
Dan Leichtenschlag.....................   38    Senior Vice President of Operations and Chief Technology Officer
Mark J. Mariani........................   43    President, Sales and Marketing
Kenneth W. Sanders.....................   43    Senior Vice President and Chief Financial Officer
Andrew S. Sturner......................   35    President, Corporate and Business Development

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

ITEM 3. LEGAL PROCEEDINGS.

     Reference is made to the patent and trademark litigation described in 'Item
1. Business - Intellectual Property.'

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a special meeting of stockholders held on November 19, 1999, the following proposals were approved:

                                                                SHARES IN      SHARES        SHARES      SHARES NON-
                                                                  FAVOR        OPPOSED     ABSTAINING      VOTING
                                                                ----------    ---------    ----------    -----------

Amend the Company's Certificate of Incorporation to change
  the name of the Company to
  SportsLine.com, Inc........................................   21,045,334       18,435       2,310              --

Amend the 1997 Incentive Compensation Plan to increase the number of shares available for issuance thereunder from
  3,000,000 to 5,500,000.....................................   14,579,863    3,154,260      21,322       3,310,634

Amend the 1997 Employee Stock Purchase Plan to increase the number of shares available for issuance thereunder from
  500,000 to 1,000,000.......................................   17,302,613      514,144      23,497       3,225,825

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET PRICES FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol 'SPLN' since November 13, 1997. The following table sets forth for the periods indicated the range of high and low closing prices per share of Common Stock, as reported by the Nasdaq National Market:

                                                                 HIGH      LOW
                                                                 -----    -----
1998
     First Quarter............................................   32.38    11.75
     Second Quarter...........................................   38.38    22.75
     Third Quarter............................................   37.50    13.00
     Fourth Quarter...........................................   19.13     7.69
1999
     First Quarter............................................   57.81    17.00
     Second Quarter...........................................   54.75    30.69
     Third Quarter............................................   40.75    17.00
     Fourth Quarter...........................................   63.25    25.25

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

     (7) In December 1999, as part of the acquisition of Daedalus World Wide Corporation ('DWWC'), the Company issued to the shareholders of DWWC a total of 599,998 shares of Common Stock.

     (8) During the year ended December 31, 1999, in connection with acquisitions of other businesses the Company issued an aggregate of 124,320 shares of Common Stock.

     (9) During the year ended December 31, 1999, upon exercise of warrants by holders other than CBS, the Company issued a total of 658,334 shares of Common Stock for aggregate cash of $3,985,150 including:

                                                                                              Consideration
                                                                          Number of shares     received by
Holder of Warrants                                                            received         SportsLine
                                                                          ----------------    -------------
IMG....................................................................         13,334         $   100,000
James Lampley..........................................................         10,000             126,000
Rice Family Trust......................................................         19,750              98,750
Thomas Loeffler........................................................          3,000              15,000
Shaquille O'Neal.......................................................         32,000             160,000
John Daly..............................................................          5,000              50,000
Joe Namath.............................................................        100,000             500,000
Carmen Policy..........................................................         12,000              90,000
Keyshawn Johnson.......................................................          4,000              35,000
Bruce Binkow...........................................................          4,000              20,000
Michael Schmidt........................................................         10,000              50,000
Sports Management Group................................................          4,000              20,000
Gary Uberstine.........................................................          8,000              40,000
Leonard Armato.........................................................         15,000              75,000
Edward DeBartolo.......................................................         12,000              90,000
NFL Players Association................................................         12,000             150,000
Bill Walton............................................................          6,000              54,150
Sports Byline USA......................................................          4,000              20,000
Estate of Burk Zanft...................................................        200,000           1,000,000
Monica Seles...........................................................          5,000              25,000
Richard Horrow.........................................................         10,000              50,000
Eldrick T. Woods.......................................................         20,000             150,000
James Walsh............................................................         80,000             400,000
Lee Kolligian..........................................................            250               1,250
Michael Jordan.........................................................         64,000             640,000
Gabrielle Reece........................................................          5,000              25,000

     No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in
Section 4(2) of the Securities Act of 1933, as amended (the 'Securities Act'), on the basis that they were issued under circumstances not involving a public offering.

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

                                -----------------------------------------------------------------------------------------------
                                                                  YEAR ENDED DECEMBER 31,(1)
                                     (UNAUDITED)
                                  U.S.      SPORTS.COM       TOTAL
                                --------    ----------    -----------
                                  1999         1999          1999           1998           1997           1996          1995
                                --------    ----------    -----------    -----------    -----------    ----------    ----------
                                                      (In thousands, except for share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenue......................   $ 58,284     $  1,994     $    60,278    $    30,551    $    12,014    $    3,058    $      100
Cost of revenue..............     31,536        2,542          34,078         17,231         10,431         4,233           818
                                --------    ----------    -----------    -----------    -----------    ----------    ----------
Gross margin (deficit).......     26,748         (548)         26,200         13,320          1,583        (1,175)         (718)
Operating expenses:
  Product development........      1,587           --           1,587          1,313          2,541         1,445           721
  Sales and marketing........     34,463        1,989          36,452         20,481         14,019         7,115         1,456
  General and
    administrative...........     17,306        2,757          20,063         13,159          8,305         5,644         3,081
  Depreciation and
    amortization.............     24,809          997          25,806         17,104         11,689           993           206
  Other non-recurring charge
    for settlement of
    litigation...............         --           --              --          1,100             --            --            --
                                --------    ----------    -----------    -----------    -----------    ----------    ----------
    Total operating
      expenses...............     78,165        5,743          83,908         53,157         36,554        15,197         5,464
                                --------    ----------    -----------    -----------    -----------    ----------    ----------
Loss from operations.........    (51,417)      (6,291)        (57,708)       (39,837)       (34,971)      (16,372)       (6,182)
Interest expense.............     (4,392)          --          (4,392)          (118)          (146)         (161)          (51)
Interest and other income,
  net........................      8,783          193           8,976          4,446            940           430           125
                                --------    ----------    -----------    -----------    -----------    ----------    ----------
Loss before extraordinary
  gain.......................    (47,026)      (6,098)        (53,124)       (35,509)       (34,177)      (16,103)       (6,108)
Extraordinary gain on
  extinguishment of debt.....     36,027           --          36,027             --             --            --            --
                                --------    ----------    -----------    -----------    -----------    ----------    ----------
Net loss.....................   $(10,999)    $ (6,098)    $   (17,097)   $   (35,509)   $   (34,177)   $  (16,103)   $   (6,108)
                                --------    ----------    -----------    -----------    -----------    ----------    ----------
                                --------    ----------    -----------    -----------    -----------    ----------    ----------
Net loss per share--basic and
  diluted....................
  Loss per share before
    extraordinary gain.......                             $     (2.31)   $     (1.94)   $     (3.08)   $    (2.31)   $    (1.59)
  Extraordinary gain.........                                    1.57             --             --            --            --
                                                          -----------    -----------    -----------    ----------    ----------
Net loss per share--basic and
  diluted....................                             $     (0.74)   $     (1.94)   $     (3.08)   $    (2.31)   $    (1.59)
                                                          -----------    -----------    -----------    ----------    ----------
                                                          -----------    -----------    -----------    ----------    ----------
Weighted average common and
  common equivalent shares
  outstanding--basic and
  diluted....................                              23,018,224     18,305,927     11,107,534     6,971,369     3,835,977
                                                          -----------    -----------    -----------    ----------    ----------
                                                          -----------    -----------    -----------    ----------    ----------

                                                                                DECEMBER 31,
                                                            -----------------------------------------------------
                                                              1999        1998       1997       1996       1995
                                                            --------    --------    -------    -------    -------
                                                                               (in thousands)
BALANCE SHEET DATA:
Cash and marketable securities...........................   $120,973    $ 85,242    $33,988    $15,250    $ 1,175
Working capital (deficit)................................     97,229      64,509     31,284     12,519     (1,349)
Total assets.............................................    271,461     137,655     45,726     19,984      3,901
Long-term obligations, net of current maturities.........     19,608         207        458        685        770
Total shareholders' equity...............................    224,656     118,963     36,985     15,426        405

------------------
(1) The selected financial data gives effect to acquisitions which were accounted for under the 'pooling-of-interests' accounting method. See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth under 'Risk Factors that May Affect Future Results,' below and elsewhere in this Report. The following discussion also should be read in conjunction with the information set forth in 'Item 6. Selected Financial Data' and the Company's Consolidated Financial Statements and Notes thereto included in 'Item 8. Financial Statements and Supplementary Data' of this Annual Report on Form 10-K.

OVERVIEW

     The Company derives most of its revenue from advertising, e-commerce and membership and premium services sales. Advertising revenue, e-commerce revenue and fees from memberships and premium services constituted approximately 50%, 27% and 9%, respectively, of the Company's total revenue in 1999; 58%, 12% and 16%, respectively, of the Company's total revenue in 1998; and 53%, 9% and 22%, respectively, of the Company's total revenue in 1997. The Company also derives revenue from content licensing, primarily barter. Advertising revenue has been derived principally from short-term advertising contracts on a per impression basis or for a fixed fee based on a minimum number of impressions. Advertising revenue also includes sponsorship opportunities that enable advertisers to associate their corporate messages with the Company's coverage of athletes and marquee events for a fee. E-commerce revenue is derived from sales of sports memorabilia, equipment, licensed apparel and other sports related items. Although most of the content on the Company's Web sites is free, users of the Company's Web sites can purchase memberships and premium services for a fee. The Company's majority owned subsidiary, Sports.com Limited which was formed in May 1999 has contributed to the growth in revenues and accounted for approximately 3% of total revenue in 1999. The Company has had agreements to syndicate certain of its radio programming on traditional radio stations since November 1997. As of December 31, 1999, the Company has three radio programs in syndication: 'The Drive' broadcast in 12 markets, 'NFL Today' broadcast in 65 markets and 'NFL Sunday' broadcast in 420 markets pursuant to SportsLine's agreement with Westwood One entered into in August 1999. Through December 31, 1999, the Company's syndication revenue has not been significant.

     Advertising revenue is recognized in the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of 'impressions,' or times that advertisements appear in page views downloaded by users. Revenue relating to annual memberships and seasonal sports contests is recognized ratably over the life of the membership agreement or contest period. Accordingly, amounts received for which services have not yet been provided are recorded as deferred revenue on the Company's balance sheets. Content licensing revenue is recognized over the period of the license agreement as the Company delivers its content. Merchandise revenue is recognized once the product has been shipped and payment is reasonably assured.

     On January 29, 1998, the Company acquired all of the outstanding capital stock of Golfweb in exchange for approximately 844,490 shares of Common Stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of Common Stock. The acquisition was accounted for under the 'pooling-of interests' accounting method. Accordingly, the Company's consolidated financial statements include the accounts of Golfweb. See Notes 2 and 5 of Notes to Consolidated Financial Statements.

     On June 29, 1998, the Company acquired International Golf Outlet, Inc. ('IGO'), a privately-held Internet retailer of fine golf equipment and accessories, for $2 million, consisting of $350,000 in cash and $1.65 million of Common Stock (46,924 shares). The Company also agreed to issue to the IGO shareholders additional Common Stock, valued at $1.5 million at the time of acquisition (42,658 shares), if IGO meets certain annual revenue and earnings targets over the three year period following the acquisition. These targets were met for the first period and, accordingly, during 1999 the Company issued 14,220 additional shares of Common Stock valued at $249,000 to the former IGO shareholders. See Notes 2 and 5 of Notes to Consolidated Financial Statements.

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

     Sports.com Limited, formerly known as SportsLine Europe Limited ('Sports.com'), was formed in May 1999 as a majority owned subsidiary of the Company. In June 1999, Sports.com acquired the sports division of Infosis Group. The Company accounted for this transaction using the purchase method of accounting. The accompanying financial statements also include the purchase of Sportsweb. In connection with the initial capitalization of Sports.com and the acquisition of Sportsweb, the Company recorded a liability of $7,443,000 on its balance sheet to reflect its minority interest in Sports.com.

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

     Advertising revenue increased $12,272,000 in 1999 compared to 1998 and $11,369,000 in 1998 compared to 1997. Advertising revenue for the years ended December 31, 1999, 1998 and 1997 accounted for approximately 50%, 58% and 53%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. During 1999, the Company generated additional revenue in connection with the Company's advertising and sponsorship agreements with WebMD, MountainZone.com and CareerPath. International advertising revenue accounted for approximately 3% of total advertising revenue during 1999 and the Company expects international advertising revenue to continue to grow in future years. Additionally, during 1999 and 1998 the Company increased the number of impressions available for advertising by increasing its content and through its agreements with PGA TOUR and Major League Baseball, among others, to produce the official Web sites of the organizations.

     Membership and premium services revenue increased $597,000 in 1999 compared to 1998 and $2,331,000 in 1998 compared to 1997. In January 1999, the Company launched 'SportsLine Rewards,' a program which offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items. While basic membership revenue decreased in 1999 due to a restructuring of the Company's membership program, premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as increased participation in the Company's 'Sports Careers' products. Membership and premium service revenue increased in 1998 from 1997 due to increased member signups as well as an increased number of premium products.

     E-commerce revenue increased to $16,486,000 in 1999 compared to $3,600,000 and $1,049,000 in 1998 and 1997, respectively. During the fourth quarter of 1997, the Company launched The Sports Store (thesportstore.com), which offers a variety of branded sports merchandise, books, videos and unique collectible memorabilia. The principal contributing factors to increased e-commerce revenue were increased product assortment, a new order entry platform and better product promotion through the Company's relationships with CBS and AOL. The purchase of two e-commerce businesses in 1999 and one in 1998 also contributed to increased sales of merchandise from year to year. E-commerce revenue is expected to decline significantly in future periods as a result of the sale of the Company's domestic e-commerce operations to MVP.com; however, advertising revenue is expected to increase as a result of the promotion fees to be paid by MVP.com to the Company. See '--Recent Developments.'

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

     Cost of revenue was $34,078,000 in 1999 compared to $17,231,000 and $10,431,000 for 1998 and 1997, respectively. The increase in cost of revenue for each period was primarily the result of increased merchandise costs due to higher merchandise sales and is also the result of increased revenue sharing under the Company's agreements with CBS, Major League Baseball and PGA TOUR. In addition, telecommunications cost has increased for each period as the Company increased its capacity to support and deliver its services to the increased traffic on its Web sites. Other increases in cost of revenue reflect the relatively high level of revenue splits and rights payments required to initiate the start up of Sports.com (which accounted for 4% of total cost of revenue during 1999). During 1999 and 1998 the Company increased its editorial and operations staff to support the production of sports-related information and programming on the Company's Web sites and the content requirements under the AOL agreement as well as the official sites of Major League Baseball and PGA TOUR. As a percentage of revenue, cost of revenue increased to 57% for the year ended December 31, 1999 from 56% in December 31, 1998 and decreased as compared to 87%, for the year ended December 31, 1997, respectively.

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

     Sales and marketing expense was $36,452,000 for the year ended December 31, 1999 compared to $20,481,000 and $14,019,000 for the years ended December 31, 1998 and 1997, respectively. The increase in sales and marketing expense in each period was primarily the result of an increase in the number of personnel and related costs, increased advertising on other Web sites as well as in print and other media, prizes awarded to contestants in the Company's various contests and costs associated with the Company's new 'Rewards' program. Also in February 1999, the Company entered into an agreement with Netscape which resulted in additional marketing expense. Sports.com accounted for 5% of sales and marketing expense. The Company intends to continue to aggressively promote the sports.com brand worldwide in order to attract traffic and new users to its Web sites. Barter transactions accounted for approximately 30%, 27% and 16% of sales and marketing expense for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in the proportionate amount of barter expense was due to the use of barter for content licensing during 1999 and 1998. As a percentage of revenue, sales and marketing expense decreased to 60% for the year ended December 31, 1999 from 67% and 117% for the years ended December 31, 1998 and 1997, respectively.

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

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment, amortization of costs associated with consulting agreements and, beginning in March

1997, the amortization of deferred advertising and content costs relating to the CBS agreement. Depreciation and amortization expense for the year ended December 31, 1999 was $25,806,000 compared to $17,104,000 and $11,689,000 for the years ended December 31, 1998 and 1997, respectively. The increase in depreciation and amortization from 1997 to 1998 was due to the Company's agreements with CBS, which began in March 1997, and AOL, which began in October 1998. The increase in depreciation and amortization in 1999 from 1998 was due to the amendment to the CBS agreement in February 1999 which increased the number of warrants issued to CBS by 1,200,000, as well as new agreements with PGA TOUR and Westwood One involving the issuance of shares and warrants. Additionally, in 1999 there was a full year of expense related to the AOL agreement as opposed to three months' expense in 1998. Depreciation and amortization also increased in 1999 and 1998 due to increased amounts of property and equipment and goodwill amortization for acquired companies. The Company expects depreciation and amortization expense to increase as a result of the continuing agreements mentioned above and the goodwill amortization of recent acquisitions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 130, 'Reporting Comprehensive Income,' during the year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The Company has elected to disclose comprehensive income (loss) in the consolidated statements of stockholders equity.

     In June 1999, the Financial Accounting Standards Board ('FASB') issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Defferal of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

     The Company adopted SOP 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use' effective January 1, 1999. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. Such adoption did not have a material effect on the Company's financial position or results of operations.

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

We are dependent upon our relationship with CBS to execute our business plan

     In March 1997, we entered into a five-year agreement with CBS, pursuant to which our flagship Web site was renamed 'cbs.sportsline.com.' We amended our agreement with CBS in February 1999 to extend the term through 2006. Over the term of the agreement, we have the right to use certain CBS logos and television-related sports content and will receive extensive network television advertising and on-air promotions. These network television advertising and on-air promotions, as well as the association of our brand with CBS, are important elements of our strategy to increase awareness of the SportsLine brand and build traffic on our Web sites. Under the agreement, CBS has the right to receive specified percentages of our net revenues. The agreement requires us to maintain and operate our flagship Web site, cbs.sportsline.com, in accordance with certain guidelines and restrictions and to cease using any content on cbs.sportsline.com which CBS determines conflicts, interferes with or is detrimental to CBS's reputation or business or which becomes subject to any third party restriction or claim which would prohibit, limit or restrict the use of such content on the Internet. CBS has the right to terminate the agreement upon the acquisition by a CBS competitor of 40% or more of the voting power of our equity securities or in certain other circumstances, including if we breach a material term or condition or the agreement or if we become insolvent or subject to bankruptcy or similar proceedings.

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

We may not be able to protect our proprietary rights and we may infringe the proprietary rights of others

     Proprietary rights are important to our success and competitive position. In 1996, we were issued a United States trademark registration for our former SportsLine USA logo. We have applied to register in the United States a number of marks, several of which include the term 'SportsLine.' We have filed applications to register 'SportsLine' marks in Australia, the United Kingdom and other countries. We can not assure you that we will be able to secure adequate protection for these trademarks in the United States or in foreign countries. Although we seek to protect our proprietary rights, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties and it is possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect us. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of our technical and management personnel.

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

     Advertisers may not advertise on our Web sites or may pay less for advertising on our Web sites if they do not believe that they can reliably measure the effectiveness of Internet advertising or the demographics of the user viewing their advertisements. We use both internal measurements and measurements provided to us by third parties. If these third parties are unable to continue to provide these services, we would have to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business while we are replacing these services. In addition, we are implementing additional systems designed to record demographic data on our users. If we do not implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users. Moreover, 'filter' software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

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

We may not be able to acquire or maintain effective Web addresses

     We hold rights to various Web domain names, including 'cbs.sportsline.com,' 'golfweb.com' and 'vegasinsider.com,' among others. Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----

Report of Independent Certified Public Accountants.........................................................    36

Consolidated Balance Sheets as of December 31, 1999 and 1998...............................................    37

Consolidated Statements of Operations for years ended December 31, 1999, 1998 and 1997.....................    38

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and
  1997.....................................................................................................    39

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.................    40

Notes to Consolidated Financial Statements.................................................................    41

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

Arthur Andersen LLP

Fort Lauderdale, Florida,
 January 24, 2000

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                                                                 December 31,
                                                                                             --------------------
                                                                                               1999        1998
                                                                                             --------    --------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................   $ 45,968    $ 31,684
  Marketable securities...................................................................     24,953      27,391
  Deferred advertising and content costs..................................................     19,530       5,413
  Accounts receivable, net................................................................     11,875       5,051
  Prepaid expenses and other current assets...............................................     14,657       5,181
                                                                                             --------    --------
     Total current assets.................................................................    116,983      74,720

RESTRICTED CASH EQUIVALENTS...............................................................        489      13,038
NONCURRENT MARKETABLE SECURITIES..........................................................     50,052      26,167
LICENSING RIGHTS..........................................................................      4,533          --
NONCURRENT DEFERRED ADVERTISING--AOL......................................................      3,682      13,417
NONCURRENT DEFERRED ADVERTISING AND CONTENT--CBS..........................................     28,716          --
PROPERTY AND EQUIPMENT, net...............................................................     10,351       5,367
GOODWILL..................................................................................     42,823       1,931
OTHER ASSETS..............................................................................     13,832       3,015
                                                                                             --------    --------
                                                                                             $271,461    $137,655
                                                                                             --------    --------
                                                                                             --------    --------

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable........................................................................   $  3,296    $  2,545
  Accrued liabilities.....................................................................     12,128       5,334
  Current portion of capital lease obligations............................................        170         265
  Deferred revenue........................................................................      4,160       2,067
                                                                                             --------    --------
     Total current liabilities............................................................     19,754      10,211

CONVERTIBLE SUBORDINATED NOTES............................................................     19,608          --
CAPITAL LEASE OBLIGATIONS, net of current portion.........................................         --         207
ACCRUED GUARANTEE OBLIGATION..............................................................         --       8,274
                                                                                             --------    --------
     Total liabilities....................................................................     39,362      18,692
                                                                                             --------    --------
MINORITY INTEREST.........................................................................      7,443          --
                                                                                             --------    --------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and
     outstanding as of December 31, 1999 and 1998, respectively...........................         --          --
  Common stock, $0.01 par value, 200,000,000 shares authorized, 25,358,788 and 20,300,785
     issued and outstanding as of December 31, 1999 and 1998, respectively................        254         203
  Additional paid-in capital..............................................................    333,879     211,061
  Accumulated other comprehensive income..................................................          7          --
  Accumulated deficit.....................................................................   (109,484)    (92,301)
                                                                                             --------    --------
     Total shareholders' equity...........................................................    224,656     118,963
                                                                                             --------    --------
                                                                                             $271,461     137,655
                                                                                             --------    --------
                                                                                             --------    --------

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands, except share and per share data)

                                                                                Year Ended December 31,
                                                                       -----------------------------------------
                                                                          1999           1998           1997
                                                                       -----------    -----------    -----------
REVENUE.............................................................   $    60,278    $    30,551    $    12,014
COST OF REVENUE.....................................................        34,078         17,231         10,431
                                                                       -----------    -----------    -----------
GROSS MARGIN........................................................        26,200         13,320          1,583
                                                                       -----------    -----------    -----------
OPERATING EXPENSES:
  Product development...............................................         1,587          1,313          2,541
  Sales and marketing...............................................        36,452         20,481         14,019
  General and administrative........................................        20,063         13,159          8,305
  Depreciation and amortization.....................................        25,806         17,104         11,689
  Other non-recurring charge for settlement of litigation...........            --          1,100             --
                                                                       -----------    -----------    -----------
     Total operating expenses.......................................        83,908         53,157         36,554
                                                                       -----------    -----------    -----------
LOSS FROM OPERATIONS................................................       (57,708)       (39,837)       (34,971)
INTEREST EXPENSE....................................................        (4,392)          (118)          (146)
INTEREST AND OTHER INCOME, net......................................         8,976          4,446            940
                                                                       -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY GAIN......................................       (53,124)       (35,509)       (34,177)
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT (Note 4)...............        36,027             --             --
                                                                       -----------    -----------    -----------
NET LOSS............................................................   $   (17,097)   $   (35,509)   $   (34,177)
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
NET LOSS PER SHARE--BASIC AND DILUTED...............................
  Loss per share before extraordinary gain..........................   $     (2.31)   $     (1.94)   $     (3.08)
  Extraordinary gain (Note 4).......................................          1.57             --             --
                                                                       -----------    -----------    -----------
  Net loss per share--basic and diluted.............................   $     (0.74)   $     (1.94)   $     (3.08)
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING--BASIC AND DILUTED....................................    23,018,224     18,305,927     11,107,534
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   (amounts in thousands, except share data)

                                                                              SERIES A, B AND C
                                                                                 CONVERTIBLE
                                                                                  PREFERRED
                                                                                    STOCK              COMMON STOCK       ADDITIONAL
                                                                             --------------------   -------------------    PAID-IN
                                                                               SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL
                                                                             -----------   ------   ----------   ------   ----------
Balance, December 31, 1996...............................................     14,496,109   $ 145     3,014,288    $ 30     $ 37,866
 Net proceeds from issuance of common stock..............................             --      --     4,398,494      44       35,521
 Proceeds from exercise of common stock options..........................             --      --        42,521      --           34
 Proceeds from exercise of common stock warrants.........................             --      --       960,000      10        7,910
 Conversion of preferred stock into common stock.........................    (14,496,109)   (145)    5,798,434      58           87
 Non-cash issuance of common stock and common stock warrants pursuant to
   CBS agreement.........................................................             --      --       752,273       7        8,294
 Non-cash issuance of common stock and common stock warrants pursuant to
   consulting and advertising agreements.................................             --      --        53,210       1        3,915
 Net loss and comprehensive loss.........................................             --      --            --      --           --
                                                                             -----------   ------   ----------   ------   ----------
Balance, December 31, 1997...............................................             --      --    15,019,220     150       93,627
 Net proceeds from issuance of common stock..............................             --      --     2,288,430      23       80,818
 Proceeds from exercise of common stock options..........................             --      --       317,203       3          881
 Proceeds from exercise of common stock warrants.........................             --      --       236,189       2        1,445
 Proceeds from issuance of common stock pursuant to employee stock
   purchase plan.........................................................             --      --       329,085       3        2,279
 Non-cash issuance of common stock pursuant to purchase of International
   Golf Outlet...........................................................             --      --        46,924       1        1,668
 Non-cash issuance of common stock and common stock warrants pursuant to
   AOL agreement.........................................................             --      --       550,000       6        7,619
 Proceeds from exercise of CBS warrants..................................             --      --       760,000       8        9,492
 Non-cash issuance of common stock and common stock warrants pursuant to
   CBS agreement.........................................................             --      --       735,802       7       11,890
 Non-cash issuance of common stock and common stock warrants pursuant to
   consulting agreements and purchase of service mark....................             --      --        17,932      --        1,342
 Net loss and comprehensive loss.........................................             --      --            --      --           --
                                                                             -----------   ------   ----------   ------   ----------
Balance, December 31, 1998...............................................             --      --    20,300,785     203      211,061
 Non-cash issuance of common stock pursuant to purchase of advertising...             --      --       450,000       5        8,995
 Proceeds from exercise of common stock options..........................             --      --       644,913       6        2,984
 Proceeds from exercise of common stock warrants.........................             --      --       949,434      10        3,974
 Proceeds from issuance of common stock pursuant to employee stock
   purchase plan.........................................................             --      --       101,561       1        1,553
 Non-cash issuance of warrants pursuant to PGA Tour agreement............             --      --            --      --        2,105
 Equity activity of subsidiary, net......................................             --      --            --      --        4,936
 Proceeds from exercise of CBS warrants..................................             --      --       380,000       4        7,596
 Non-cash issuance of common stock and common stock warrants pursuant to
   CBS agreement.........................................................             --      --     1,611,925      16       59,672
 Non-cash issuance of common stock pursuant to acquisition of
   businesses............................................................             --      --       920,170       9       31,003
 Comprehensive loss:
   Net loss..............................................................             --      --            --      --           --
   Cumulative translation adjustment.....................................             --      --            --      --           --
 Comprehensive loss......................................................
                                                                             -----------   ------   ----------   ------   ----------
Balance, December 31, 1999...............................................             --   $  --    25,358,788    $254     $333,879
                                                                             -----------   ------   ----------   ------   ----------
                                                                             -----------   ------   ----------   ------   ----------


                                                                            ACCUMULATED
                                                                               OTHER
                                                                           COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                                                              INCOME         DEFICIT         LOSS
                                                                           -------------   -----------   -------------
Balance, December 31, 1996...............................................    $      --      $ (22,615)
 Net proceeds from issuance of common stock..............................           --             --
 Proceeds from exercise of common stock options..........................           --             --
 Proceeds from exercise of common stock warrants.........................           --             --
 Conversion of preferred stock into common stock.........................           --             --
 Non-cash issuance of common stock and common stock warrants pursuant to
   CBS agreement.........................................................           --             --
 Non-cash issuance of common stock and common stock warrants pursuant to
   consulting and advertising agreements.................................           --             --
 Net loss and comprehensive loss.........................................           --        (34,177)     $ (34,177)
                                                                           -------------   -----------   -------------
                                                                                                         -------------
Balance, December 31, 1997...............................................           --        (56,792)
 Net proceeds from issuance of common stock..............................           --             --
 Proceeds from exercise of common stock options..........................           --             --
 Proceeds from exercise of common stock warrants.........................           --             --
 Proceeds from issuance of common stock pursuant to employee stock
   purchase plan.........................................................           --             --
 Non-cash issuance of common stock pursuant to purchase of International
   Golf Outlet...........................................................           --             --
 Non-cash issuance of common stock and common stock warrants pursuant to
   AOL agreement.........................................................           --             --
 Proceeds from exercise of CBS warrants..................................           --             --
 Non-cash issuance of common stock and common stock warrants pursuant to
   CBS agreement.........................................................           --             --
 Non-cash issuance of common stock and common stock warrants pursuant to
   consulting agreements and purchase of service mark....................           --             --
 Net loss and comprehensive loss.........................................                     (35,509)     $ (35,509)
                                                                           -------------   -----------   -------------
                                                                                                         -------------
Balance, December 31, 1998...............................................           --        (92,301)
 Non-cash issuance of common stock pursuant to purchase of advertising...           --             --
 Proceeds from exercise of common stock options..........................           --             --
 Proceeds from exercise of common stock warrants.........................           --             --
 Proceeds from issuance of common stock pursuant to employee stock
   purchase plan.........................................................           --             --
 Non-cash issuance of warrants pursuant to PGA Tour agreement............           --             --
 Equity activity of subsidiary, net......................................           --             --
 Proceeds from exercise of CBS warrants..................................           --             --
 Non-cash issuance of common stock and common stock warrants pursuant to
   CBS agreement.........................................................           --             --
 Non-cash issuance of common stock pursuant to acquisition of
   businesses............................................................           --            (86)
 Comprehensive loss:
   Net loss..............................................................           --        (17,097)     $ (17,097)
   Cumulative translation adjustment.....................................            7             --              7
                                                                                                         -------------
 Comprehensive loss......................................................                                  $ (17,090)
                                                                           -------------   -----------   -------------
                                                                                                         -------------
Balance, December 31, 1999...............................................    $       7      $(109,484)
                                                                           -------------   -----------
                                                                           -------------   -----------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (amounts in thousands, except share data)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------
                                                                                        1999        1998        1997
                                                                                      --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................................   $(17,097)   $(35,509)   $(34,177)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization................................................     25,806      17,104      11,689
      Provision for doubtful accounts..............................................        341         167          72
      Minority interest in operations of consolidated subsidiary...................       (372)         --          --
      Loss on disposal of assets...................................................          7          83          --
      Extraordinary gain on liquidation of debt....................................    (36,027)         --          --
      Changes in operating assets and liabilities:
        Accounts receivable........................................................     (6,927)     (3,057)     (1,614)
        Prepaid expenses and other assets..........................................     (4,121)     (6,929)     (1,832)
        Accounts payable...........................................................       (376)        543       1,173
        Accrued liabilities........................................................      6,963       2,076       1,632
        Deferred revenue...........................................................      2,093         227       1,009
                                                                                      --------    --------    --------
      Net cash used in operating activities........................................    (29,710)    (25,295)    (22,048)
                                                                                      --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities, net..........................................    (21,447)    (52,052)     (1,506)
  Purchases of property and equipment, net.........................................     (8,627)     (3,781)     (2,431)
  Acquisition of businesses........................................................     (8,165)       (353)         --
  Purchase of licensing rights.....................................................     (8,500)         --          --
  Purchase of service mark.........................................................         --        (100)         --
  Net change in restricted cash....................................................     12,549     (12,899)         --
                                                                                      --------    --------    --------
      Net cash used in investing activities........................................    (34,190)    (69,185)     (3,937)
                                                                                      --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and exercise of common stock warrants
    and option.....................................................................     16,128      94,955      43,519
  Net proceeds from issuance of preferred stock of subsidiary......................      7,500          --          --
  Proceeds from issuance of convertible subordinated notes, net of costs...........    145,443          --          --
  Repurchase of convertible subordinated notes, net of costs.......................    (90,585)         --          --
  Proceeds from long-term borrowings...............................................         --          --         353
  Repayment of long-term borrowings................................................         --        (682)       (384)
  Repayment of capital lease obligations...........................................       (302)       (591)       (271)
                                                                                      --------    --------    --------
      Net cash provided by financing activities....................................     78,184      93,682      43,217
                                                                                      --------    --------    --------
      Net increase (decrease) in cash and cash equivalents.........................     14,284        (798)     17,232

CASH AND CASH EQUIVALENTS, beginning of year.......................................     31,684      32,482      15,250
                                                                                      --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year.............................................   $ 45,968    $ 31,684    $ 32,482
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Non-cash issuance of common stock and common stock warrants pursuant to CBS
    agreement......................................................................   $ 59,688    $ 11,897    $  8,301
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
  Non-cash issuance of common stock warrants pursuant to purchase of advertising...   $  9,000    $     --    $     --
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
  Non-cash issuance of common stock warrants pursuant to PGA Tour agreement........   $  2,105    $     --    $     --
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
  Non-cash issuance of common stock and common stock warrants pursuant to AOL
    agreement......................................................................   $     --    $  7,625    $     --
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
  Non-cash issuance of common stock warrants pursuant to consulting agreements and
    purchase of service mark.......................................................   $     --    $  1,342    $  3,915
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
  Non-cash issuance of common stock warrants pursuant to acquisition of
    businesses.....................................................................   $ 30,926    $  1,650    $     --
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
  Equity activity of subsidiary....................................................   $  4,936    $     --    $     --
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
  Equipment acquired under capital leases..........................................   $     --    $    104    $    670
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...........................................................   $  2,384    $    109    $    176
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)

(1) NATURE OF OPERATIONS:

     SportsLine.com, Inc. ('SportsLine.com', formerly SportsLine USA, Inc.) was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. The Company is at the leading edge of media companies, providing Internet sports content, community and e-commerce on a global basis. SportsLine.com's content includes more than 100,000,000 pages of multimedia sports information, entertainment and merchandise. In addition, Sports.com Limited ('Sports.com'), a majority owned subsidiary of SportsLine.com, Inc., launched the first of its sites in August 1999, Football.Sports.com, following in September with Rugby.Sports.com and France.Sports.com. Sports.com now covers all major sports in Europe along with producing additional country specific local language sites for Germany, Italy and Spain. The Company's flagship Internet sports service (www.sportsline.com) was renamed CBS SportsLine in March 1997 as part of an exclusive promotional and content agreement with CBS Corporation ('CBS'). SportsLine.com produces the official league Web sites for Major League Baseball, the PGA Tour and NFL Europe League, and serves as the primary sports content provider for America Online, Netscape and Excite.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of SportsLine.com and its subsidiaries (the 'Company').

     On January 29, 1998, the Company acquired all of the outstanding capital stock of GolfWeb in exchange for approximately 844,490 shares of Common Stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of Common Stock. The acquisition was accounted for under the 'pooling-of-interests' accounting method. Accordingly, the Company's consolidated financial statements include the accounts of GolfWeb for all years presented.

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

     Sports.com Limited ('Sports.com', formerly known as SportsLine Europe Limited) was formed in May 1999. In May 1999, Sports.com purchased Sportsweb, the Company accounted for this transaction using the purchase method of accounting which resulted in goodwill of $2,420. In June 1999, Sports.com acquired the sports division of Infosis Group. The Company also accounted for this transaction using the purchase method of

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

accounting resulting in goodwill of $2,526. In connection with the initial capitalization of Sports.com, a liability of $7,443 has been reflected in the Company's consolidated balance sheet to reflect the minority interest in Sports.com.

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

Tangible Assets (includes cash acquired of $19)....................................   $ 1,073
Intangible Assets..................................................................    41,772
Liabilities........................................................................    (1,127)
                                                                                      -------
Total Purchase Price...............................................................   $41,718
                                                                                      -------
                                                                                      -------

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

                                                                            1999        1998
                                                                          --------    --------
Revenue................................................................   $ 61,891    $ 34,740
Net loss...............................................................   $(22,785)   $(41,591)
Diluted net loss per share.............................................   $  (0.96)   $  (2.19)

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents.

     MARKETABLE SECURITIES

     Marketable securities includes highly liquid investments with original maturities in excess of three months but less than one year. Noncurrent marketable securities are those investments with original maturities in excess of one year. Such marketable securities are classified as 'held to maturity' and, accordingly, are carried at cost which approximates market value as of December 31, 1999 and 1998.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

     Investments at December 31 are as follows:

                                                                                        December 31,
                                                                                    --------------------
                                                                                      1999        1998
                                                                                    --------    --------
U.S. Government Agencies.........................................................   $ 61,644    $ 36,370
Corporate Bonds..................................................................     13,361      17,188
                                                                                    --------    --------
Total Marketable Securities......................................................     75,005      53,558
Less: Current Marketable Securities..............................................    (24,953)    (27,391)
                                                                                    --------    --------
Noncurrent Marketable Securities.................................................   $ 50,052    $ 26,167
                                                                                    --------    --------
                                                                                    --------    --------

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

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

     ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1999 and 1998 are as follows:

                                                                December 31,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
Revenue sharing............................................   $ 2,849    $1,111
Professional fees..........................................     1,392       412
Advertising costs..........................................       957       620
Health insurance...........................................       929       341
Payroll....................................................       897        --
Other......................................................     5,104     2,850
                                                              -------    ------
                                                              $12,128    $5,334
                                                              -------    ------
                                                              -------    ------

     REVENUE RECOGNITION

     Revenue recognition policies for advertising, e-commerce, membership and premium services and content licensing are set forth below.

     Advertising Revenue

     Advertising revenue is derived from the sale of advertising on the Company's Web sites. Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of 'impressions,' or times that an advertisement is viewed by users of the Company's Web sites. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue in the accompanying consolidated balance sheets.

     E-Commerce Revenue

     E-commerce revenue is derived from the sales of limited edition memorabilia, licensed apparel, golf equipment and other sports-related products. E-commerce revenue is recognized once the product has been shipped and payment is assured.

     Membership and Premium Services Revenue

     In January 1999, the Company launched 'SportsLine Rewards,' a program which offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items. For additional fees, members are also eligible to participate in sports contests to win cash prizes and merchandise. The 'Rewards' program offers only yearly memberships and thus are recognized ratably over the life of the membership agreement.

     Revenue relating to monthly memberships is recognized in the month the service is provided. Revenue relating to yearly memberships and sports contests is recognized ratably over the life of the membership agreement or contest period. Accordingly, amounts received for which services have not yet been provided are reflected as deferred revenue in the accompanying consolidated balance sheets.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

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

     Revenue by Type

     Revenue by type for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
Advertising..................................................   $29,970    $17,698    $ 6,329
E-commerce...................................................    16,486      3,600      1,048
Membership and premium services..............................     5,629      5,032      2,701
Content licensing and other..................................     8,193      4,221      1,936
                                                                -------    -------    -------
                                                                $60,278    $30,551    $12,014
                                                                -------    -------    -------
                                                                -------    -------    -------

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

     SALES AND MARKETING

     Sales and marketing expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses and member acquisition costs. Member acquisition costs consist primarily of the direct costs of member solicitation, including advertising on other Web sites and Internet search engines and the cost of obtaining qualified prospects from direct marketing programs and third parties. No indirect costs are included in member acquisition costs. In accordance with American Institute of Certified Public Accountants ('AICPA') Statement of Position, 93-7, Reporting on Advertising Costs, the Company may in the future capitalize such direct-response advertising costs if historical evidence is available to indicate that the advertising results in a future benefit. Until that time, all such costs are expensed as incurred. All other advertising and marketing costs are charged to expense at the time the advertising takes place.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

     PER SHARE AMOUNTS

     In February 1997, Statement of Financial Accounting Standards ('SFAS') No. 128, Earnings Per Share, was issued. SFAS No. 128 simplifies the methodology of computing earnings per share and requires the presentation of basic and diluted earnings per share. The Company's basic and diluted earnings per share are the same, since the Company's common stock equivalents are antidilutive. The Company's previously outstanding convertible preferred stock was converted upon completion of the Company's initial public offering ('IPO') in November 1997. Accordingly, such shares have been reflected as common stock for all periods prior to the IPO. SFAS No. 128 was adopted as of December 31, 1997.

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

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

for doubtful accounts amounted to $423 and $230 at December 31, 1999 and 1998, respectively, and its activity is as follows:

                                                                         1999     1998    1997
                                                                         -----    ----    ----
January 1 balance.....................................................   $ 230    $ 87    $ 27
Provision for doubtful accounts.......................................     329     166      73
Write-off of bad debts................................................    (136)    (23)    (13)
                                                                         -----    ----    ----
December 31 balance...................................................   $ 423    $230    $ 87
                                                                         -----    ----    ----
                                                                         -----    ----    ----

     IMPAIRMENT OF LONG-LIVED ASSETS


     The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.


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

     A summary of the segment financial information is as follows:

                                                                      Year ended
                                                               December 31, 1999
                                                            --------------------
Total revenue:
  United States..........................................         $   58,284
  Europe.................................................              1,994
                                                                  ----------
                                                                  $   60,278
                                                                  ----------
                                                                  ----------

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

Depreciation and amortization:
  United States....................................................  $   24,809
  Europe...........................................................         997
                                                                     ----------
                                                                     $   25,806
                                                                     ----------
                                                                     ----------
Loss from operations:
  United States....................................................  $  (51,417)
  Europe...........................................................      (6,291)
                                                                     ----------
                                                                     $  (57,708)
                                                                     ----------
                                                                     ----------
Extraordinary gain on retirement of debt:
  United States....................................................  $   36,027
  Europe...........................................................          --
                                                                     ----------
                                                                     $   36,027
                                                                     ----------
                                                                     ----------
Net loss before extraordinary gain:
  United States....................................................  $  (47,026)
  Europe...........................................................      (6,098)
                                                                     ----------
                                                                     $  (53,124)
                                                                     ----------
                                                                     ----------
Total assets as of December 31, 1999:
  United States....................................................  $  259,730
  Europe...........................................................      11,731
                                                                     ----------
                                                                     $  271,461
                                                                     ----------
                                                                     ----------
Capital Expenditures:
  United States....................................................  $    7,346
  Europe...........................................................       1,281
                                                                     ----------
                                                                     $    8,627
                                                                     ----------
                                                                     ----------

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 130, 'Reporting Comprehensive Income,' during the year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The Company has elected to disclose comprehensive income (loss) in the consolidated statements of shareholders' equity.

     In June 1999, the Financial Accounting Standards Board ('FASB') issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

     The Company adopted SOP 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use' effective January 1, 1999. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. Such adoption did not have a material effect on the Company's financial position or results of operations.

(3) PROPERTY AND EQUIPMENT, NET:

     Property and equipment, net consists of the following:

                                                               Estimated         December 31,
                                                              Useful Lives    ------------------
                                                                (Years)        1999       1998
                                                              ------------    -------    -------
Computer equipment.........................................        2-3        $17,015    $ 8,617
Furniture, fixtures and leasehold improvements.............        3-7          2,380      1,765
                                                                              -------    -------
                                                                               19,395     10,382
Less-accumulated depreciation and amortization.............                    (9,044)    (5,015)
                                                                              -------    -------
                                                                              $10,351    $ 5,367
                                                                              -------    -------
                                                                              -------    -------

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

(4) DEBT:

     In March 1999, the Company completed an offering of $150 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the 'Convertible Subordinated Notes'). The Convertible Subordinated Notes are convertible, at the holder's option, into the Company's common stock at an initial conversion rate of 15.355 shares of common stock per $1000 principal amount of Convertible Subordinated Notes (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1999. The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Subordinated Notes indenture) of the Company. The Convertible Subordinated Notes may not be redeemed by the Company prior to April 2, 2002. Thereafter, the Convertible Subordinated Notes are redeemable at the option of the Company, in whole or part, at the redemption prices set forth in the Convertible Subordinated Notes indenture. As of December 31, 1999, the Company had no material indebtedness outstanding that would have constituted Senior Indebtedness. The Indenture does not limit the amount of additional indebtedness, including Senior Indebtedness, which the Company can create, incur, assume, or guarantee, nor does the Indenture limit the amount of indebtedness which any subsidiary of the Company can create, incur, assume or guarantee.

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

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(4) DEBT:--(CONTINUED)

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

     In March 1997, the Company entered into a five-year agreement with CBS Inc. ('CBS'). In consideration of the advertising and promotional efforts of CBS and its license to the Company of the right to use certain CBS logos and television-related sports content, CBS will receive 3,100,000 shares of common stock over the term of the agreement (752,273, 735,802, 558,988, 567,579 and 485,358 shares in 1997, 1998, 1999, 2000 and 2001, respectively). CBS will also have the right to receive 60% of the Company's advertising revenue on cbs.sportsline.com pages related to certain 'signature events' (such as the NCAA Men's Basketball Tournament, the 1998 Winter Olympics, U.S. Open Tennis, PGA TOUR events and the Daytona 500) and 50% of the Company's advertising revenue on other cbs.sportsline.com pages containing CBS television-related sports content. The CBS agreement also provides that the Company shall issue to CBS on the first business day of each contract year warrants to purchase 380,000 shares of common stock at per share exercise prices ranging from $10 in 1997 to $30 in 2001. Such warrants are exercisable at any time during the contract year in which they are granted. The value of the advertising and content will be recorded annually in the consolidated balance sheets as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Amounts amortized to expense in 1999, 1998 and 1997 totaled $14,096, $12,002 and $7,835, respectively, consisting of amortization relating to advertising of $11,000 for both 1999 and 1998 and $7,000 relating to 1997, content of $518 for both 1999 and 1998 and $431 for 1997, and expense related to warrants of $2,578, $484 and $404, respectively, and are included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997.

     In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issue additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and issue additional shares of common stock valued at $100 million between 2002 and 2006. Additionally, the revenue sharing provisions relating to the 60% share for signature events and the 50% share for CBS content pages were eliminated and replaced by a new revenue sharing formula which is

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(5) SHAREHOLDERS' EQUITY:--(CONTINUED)

calculated on a broader revenue base and at a lower rate. Total annual amounts to be amortized to expense in accordance with the CBS agreement and amendment are as follows:


2000................................   $ 17,286
2001................................     17,286
2002................................     22,286
2003................................     22,286
2004................................     22,286
2005................................     22,286
2006................................     22,286
                                       --------
                                       $146,002
                                       --------
                                       --------

     In November 1997, the Company completed an underwritten initial public offering ('IPO') of 3,500,000 shares of Common Stock. Of the 3,500,000 shares sold in the IPO, 2,693,549 shares were sold at a price to the public of $8.00 per share and 672,043 shares and 134,408 shares were sold to Intel Corporation and Mitsubishi Corporation, respectively, at a price of $7.44 per share. In December 1997, the underwriters exercised their over-allotment option to purchase an additional 525,000 shares of Common Stock. The total net proceeds to the Company from the IPO were approximately $30,000.

     On January 29, 1998, the Company acquired all of the outstanding capital stock of GolfWeb in exchange for approximately 844,490 shares of Common Stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of Common Stock. The acquisition was accounted for under the 'pooling-of-interests' accounting method. Accordingly, the Company's consolidated financial statements include the accounts of GolfWeb for all years presented.

     In April 1998, the Company completed a public offering (the 'Secondary Offering') of 4 million shares of common stock at $37.625 per share. Of the four million shares offered, 2,288,430 shares were offered by the Company and 1,711,570 shares by selling shareholders. The Company realized approximately $81,000 in net proceeds as a result of the Secondary Offering.

     On June 29, 1998, the Company acquired International Golf Outlet, Inc. ('IGO'), a privately-held Internet retailer of fine golf equipment and accessories, for $2,000, consisting of $350 in cash and $1,650 of common stock (46,924 shares). The Company also agreed to issue to the IGO shareholders additional common stock, valued at $1,500 at the time of acquisition, if IGO meets certain revenue and earnings targets over the three year period following the acquisition. Accordingly, during 1999 the Company issued 14,220 additional shares of Common Stock valued at $249 to IGO resulting from earnings goals being met for the first year of operations subsequent to the acquisition.

     Effective as of October 1, 1998, upon expiration of a pre-existing agreement, the Company and America Online, Inc. ('AOL') entered into an agreement (the 'AOL Agreement'), which has an initial term of three years, subject to extension for up to two additional three-year terms at the option of AOL under certain circumstances. Under the AOL Agreement, the Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com will also be the premier national sports partner with a presence on all Digital City local services, currently serving 50 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, SportsLine WorldWide will become the premier global provider of country-specific sports content to all of AOL's international services, and the Company will become the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service. The Company (i) paid AOL cash in the amount of $8,000, (ii) issued AOL 550,000 shares of common stock and (iii) granted AOL warrants to purchase an additional 900,000 shares of Common Stock at exercise prices ranging

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(5) SHAREHOLDERS' EQUITY:--(CONTINUED)

from $20 to $40 per share, 450,000 of which are subject to vesting based on the Company's achievement of specified revenue thresholds. Furthermore, the Company has agreed to make a payment to AOL, provided that AOL holds and does not sell any of such shares for a period of two years, if AOL is not able to realize at least $15,000 from the sale of the 550,000 shares of common stock issued to it, at the end of such two-year period (the 'AOL Obligation'). During December 1999, AOL sold shares of the Company's common stock and the Company realized a benefit of approximately $3,400 resulting from the cancellation of the AOL Obligation. Such benefit was reflected as a reduction of depreciation and amortization expense in 1999. In addition, AOL will be eligible to share in direct revenues attributable to AOL promotion of Company offerings on AOL brands once certain thresholds specified in the agreement have been met. Over the three-year agreement, the Company will receive a number of guaranteed impressions on AOL's commercial online services and Web sites.

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

(6) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

     Common stock warrants issued in 1999, 1998 and 1997 to non-employees for services rendered primarily under consulting agreements were valued on the date of grant using the Black-Scholes option pricing model. The following is a summary of warrants granted, exercised, canceled and outstanding and the assumptions utilized involving the grants in 1999, 1998 and 1997:

                                                 1999                     1998                     1997
                                        ----------------------    ---------------------    ---------------------
                                                      Weighted                 Weighted                 Weighted
                                                      Average                  Average                  Average
                                                      Exercise                 Exercise                 Exercise
                                          Shares       Price       Shares       Price       Shares       Price
                                        ----------    --------    ---------    --------    ---------    --------
Warrants outstanding, beginning
  of year............................    2,365,000     $17.51     2,018,000     $ 7.16     1,050,000     $ 5.23
Granted..............................    2,455,000      29.53     1,355,000      27.08     1,933,000       8.71
Exercised............................   (1,329,000)      9.73      (996,000)     10.99      (960,000)      8.25
Canceled.............................      (40,000)      5.00       (12,000)      8.84        (5,000)      5.00
                                        ----------                ---------                ---------
Warrants outstanding, end
  of year............................    3,451,000      29.20     2,365,000      17.51     2,018,000       7.16
                                        ----------                ---------                ---------
                                        ----------                ---------                ---------

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(6) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:--(CONTINUED)

     The range of exercise prices of warrants outstanding at December 31, 1999 was $5.00--$45.00. The weighted average fair value of warrants granted during 1999, 1998 and 1997 was $9.22, $2.43 and $2.83, respectively. There were
1,094,000 warrants exercisable at December 31, 1999 at a weighted average exercise price of $29.14 per share.

     Assumptions utilized to value warrants are as follows:

                                                                                          Risk-Free
                                                               Volatility    Dividend     Interest      Estimated
                                                                 Factor       Yield         Rates         Lives
                                                               ----------    --------    -----------    ---------
1999 grants.................................................      75%           0%       4.5% - 6.2%       1-5
1998 grants.................................................      40%-65%       0%       4.5% - 5.9%       1-5
1997 grants.................................................      40%           0%       5.7% - 6.7%       1-9

     In 1995, the Company adopted a stock option plan (the '1995 Plan') under which the Company is authorized to issue a total of 1,200,000 incentive stock options and nonqualified stock options to purchase common stock to be granted to employees, nonemployee members of the Board of Directors and certain consultants or independent advisors who provide services to the Company. Options become exercisable for 25% of the option shares upon the optionee's completion of one year of service, as defined, with the balance vesting in successive equal monthly installments upon the optionee's completion of each of the next 36 months of service. The maximum term of the options is 10 years.

     On April 14, 1997, the Company adopted the 1997 Incentive Compensation Plan (the 'Incentive Plan'). Pursuant to the Incentive Plan, the total number of shares of common stock that may be subject to the granting of awards shall be equal to: (i) 2,000,000 shares, plus (ii) the number of shares with respect to awards previously granted under the Incentive Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of common stock that are surrendered in payment of any awards or any tax withholding requirements. The Incentive Plan became effective upon completion of the IPO. The Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards at not less than the fair market value of the underlying common stock that may be settled in cash, stock or other property. On November 19, 1999 the Company's shareholders approved amending the Incentive Plan to increase the number of shares available for issuance to 5,500,000.

     A summary of the activity relating to the Company's employee stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                                                1999                     1998                     1997
                                        ---------------------    ---------------------    ---------------------
                                                     Weighted                 Weighted                 Weighted
                                                     Average                  Average                  Average
                                                     Exercise                 Exercise                 Exercise
                                         Shares       Price       Shares       Price       Shares       Price
                                        ---------    --------    ---------    --------    ---------    --------
Outstanding at beginning of year.....   2,821,704     $ 9.60     1,457,000     $ 5.13       683,664     $ 1.42
Granted..............................   2,470,100      28.78     1,980,157      12.72       904,388       7.50
Exercised............................    (546,549)      5.62      (314,525)      2.77       (42,521)      0.80
Forfeited............................    (484,459)     16.94      (300,928)     15.10       (88,531)      2.60
                                        ---------                ---------                ---------
Outstanding at end of year...........   4,260,796      20.39     2,821,704       9.60     1,457,000       5.13
                                        ---------                ---------                ---------
                                        ---------                ---------                ---------
Options exercisable at end
  of year............................     775,049      11.76       462,175       5.05       331,778       1.56
                                        ---------                ---------                ---------
                                        ---------                ---------                ---------

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

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

     The following table summarizes information about employee stock options outstanding at December 31, 1999:

                                       Options Outstanding
                      ------------------------------------------------------
                                           Weighted                                     Options Exercisable
                                            Average                             -----------------------------------
                      Outstanding at       Remaining           Weighted         Exercisable at        Weighted
     Range of          December 31,       Contractual           Average          December 31,          Average
  Exercise Prices          1999         Life (In Years)     Exercise Price           1999          Exercise Price
-------------------   --------------    ---------------    -----------------    --------------    -----------------
$ 0.63 to $5.00            165,942            6.60              $  3.56              108,777           $  3.15
  5.01 to  8.00            911,523            7.90                 8.00              326,294              8.00
  8.01 to 15.00            547,656            8.60                14.00              181,941             14.04
 15.01 to 20.00            959,475            9.30                16.60               88,037             15.78
 20.01 to 30.00            394,900            8.40                24.15                   --                --
 30.01 to 40.00            986,000            9.40                32.64               70,000             31.75
 40.01 to 60.00            295,300            9.90                46.38                   --                --
                      --------------                                            --------------
                         4,260,796            8.80                20.39              775,049             11.76
                      --------------                                            --------------
                      --------------                                            --------------

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

     The Company's pro forma information follows for the years ended December
31:

                                                                                    1999        1998        1997
                                                                                  --------    --------    --------
Net loss--As reported..........................................................   $(17,097)   $(35,509)   $(34,177)
Pro forma net loss.............................................................    (26,397)    (37,090)    (34,664)
Net loss per share--basic and diluted--As reported.............................   $  (0.74)   $  (1.94)   $  (3.08)
Net loss per share basic and diluted--Pro forma................................   $  (1.15)   $  (2.03)   $  (3.12)

     On April 14, 1997, the Company adopted the Employee Stock Purchase Plan (the 'Purchase Plan') under which 500,000 shares of common stock are reserved. The Purchase Plan became effective upon completion of the IPO. The Purchase Plan provides eligible employees, as defined therein, the right to purchase shares of common stock. The purchase price per share will be equal to 85% of the fair market value as of certain measurement dates. Such purchases are limited in any calendar year to the lower of 25% of the employee's total annual compensation or $25,000. On November 19, 1999, the Purchase Plan was amended to increase the number of shares reserved for issuance to 1,000,000. Shares of common stock issued under the plan were 101,561 and 329,085 in 1999 and 1998, respectively.

     In January 1996, the Company adopted a retirement plan that qualifies under
Section 401(k) of the Internal Revenue Code. Under this plan, participating employees, as defined, may defer a portion of their pretax earnings,

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

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

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

            (amounts in thousands, except share and per share data)

(8) COMMITMENTS AND CONTINGENCIES:--(CONTINUED)

     Future minimum lease payments for all leases are as follows as of December 31, 1999:

                                                            Capital    Operating
                                                            -------    ---------
2000.....................................................    $ 178      $ 2,060
2001.....................................................       --        1,765
2002.....................................................       --        1,675
2003.....................................................       --        1,652
2004.....................................................       --        1,586
Thereafter...............................................       --        7,251
                                                            -------    ---------
Total minimum lease payments.............................      178      $15,989
                                                                       ---------
                                                                       ---------
Less: amount representing interest.......................       (8)
                                                            -------
Lease obligations reflected as current...................    $ 170
                                                            -------
                                                            -------

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

     Minimum guaranteed payments required under such agreements are as follows as of December 31, 1999:

2000.................................................................   $4,491
2001.................................................................    3,918
2002.................................................................      388
                                                                        ------
                                                                        $8,797
                                                                        ------
                                                                        ------

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. In 1998, the Company and Weatherline settled a lawsuit in which Weatherline alleged that the Company had infringed on its trademark. In connection with the settlement, Weatherline assigned to the Company its United States trademark registration for the mark 'Sportsline.' The Company recorded a non-recurring charge of approximately $1,100 associated with such settlement in 1998.

     On December 28, 1999, an action entitled Fantasy Sports Properties, Inc. v. SportsLine.com, Inc., Yahoo! Inc., ESPN, Inc. and Sandbox Entertainment, Inc., was commenced against the Company and the named-codefendants in the United States District Court for the Eastern District of Virginia. The plaintiff seeks damages and injunctive relief for the alleged infringement by the Company and the named co-defendants of a patent entitled 'Computerized Statistical Football Game,' issued by the United States Patent and Trademark Office, which is allegedly owned by the plaintiff. The Company in its Answer, Affirmative Defenses and Counterclaim has taken the position that it has not infringed the patent in suit, that the patent in suit is invalid, and the Company seeks a Declaratory Judgment of non-infringement and invalidity. The Company intends to vigorously defend itself in this action.

     On August 16, 1999, an action entitled Shopsports.com v. SportsLine USA, Inc., was commenced against the Company in the United States District Court for the Central District of California. The plaintiff seeks damages and injunctive relief in connection with the Company's use of a tertiary domain name which the plaintiff alleges infringes on plaintiff's trademark rights. The action is being consolidated with a declaratory judgment action, commenced by the Company, seeking a judgment that the use of the tertiary URL 'shop.sportsline.com' did not infringe on plaintiff's common law rights. The Company intends to vigorously defend itself in this action.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements:

     Reference is made to the Index to Financial Statements set forth in 'Item
8. Financial Statements and Supplementary Data' of this Annual Report on Form 10-K.

        2. Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the 'Commission') are not required under the related instructions, the required information is contained in the financial statements and notes thereto or are not applicable, and therefore have been omitted.

        3. Exhibits:

     The following exhibits are filed as part of this Annual Report on Form
10-K:

EXHIBIT                                                 DESCRIPTION
-------   -------------------------------------------------------------------------------------------------------
 3.1      Amended and Restated Certificate of Incorporation (3.1) (1)
 3.2      Amendment of Article IV of the Amended and Restated Certificate of Incorporation (3.2)(2)
 3.3      Amendment of Article I of the Amended and Restated Certificate of Incorporation (filed herewith)
 3.4      Form of Amended and Restated Bylaws (3.2) (1)
10.1*     1995 Stock Option Plan (10.1) (3)
10.2      Form of Indemnification Agreement between the Company and each of its directors and executive officers
          (10.2) (2)
10.3*     1997 Incentive Compensation Plan, as amended (previously filed)
10.4*     Employee Stock Purchase Plan, as amended (previously filed)

EXHIBIT                                                 DESCRIPTION
-------   -------------------------------------------------------------------------------------------------------
10.5      Amended and Restated Investors' Rights Agreement dated as of September
          25, 1996, among the Company, the holders of the Company's Series A,
          Series B and Series C Preferred Stock, The Estate of Burk Zanft and
          Michael Levy (10.5) (3)
10.6      Agreement dated March 5, 1997 between the Company and CBS Inc. (10.6) (3)
10.7*     Consulting Agreement dated September 1, 1994, between the Company and Horrow Sports Ventures (10.10)
          (3)
10.8*     Agreement dated June 1996 between the Company and Michael P. Schulhof (10.11) (3)
10.9      Agreement dated August 1994 between the Company and Planned Licensing, Inc. (10.12) (3)
10.10*    Stock Option between the Company and Gerry Hogan (10.19) (4)
10.11     Agreement and Plan of Merger dated as of January 15, 1998, among the Company, GolfWeb.Com, Inc. and
          GolfWeb (excluding Exhibits thereto), and Amendment No. 1 to the Merger Agreement dated of January 29,
          1998, among the Company, GolfWeb.Com, Inc. and GolfWeb (2.1; 2.2)(5)
10.12+    Premier Sports Information and Commerce Agreement, effective as of October 1, 1998, by and between the
          Company and America Online, Inc. (10.1) (7)
10.13     Amendment to Agreement, effective as of January 1, 1999, between the Company and CBS Broadcasting, Inc.
          (99.1) (8)
10.14*    Amended and Restated Employment Agreement, dated as of January 28,
          2000, between the Company and Michael Levy (previously filed)
10.15*    Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and
          Kenneth W. Sanders (previously filed)
10.16*    Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Daniel
          L. Leichtenschlag (previously filed)
10.17*    Employment Agreement, dated as of January 28, 2000, between the Company and Andrew S. Sturner (previously filed)
10.18*    Employment Agreement, dated as of January 28, 2000, between the Company and Mark J. Mariani (previously filed)
10.19     First Amendment to License and Consulting Agreement between the Company and Planned Licensing, Inc.
          dated as of October 16, 1999 (previously filed)
21.1      Subsidiaries of the Company (previously filed)
23.1      Consent of Arthur Andersen LLP (filed herewith)
27.1      Financial Data Schedule--For SEC use only (previously filed)

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

     (b) Reports on Form 8-K

     The Company filed two reports on Form 8-K during the fourth quarter ended December 31, 1999. Information regarding the items reported on is as follows:

       Date                                              Item Reported On
------------------  -------------------------------------------------------------------------------------------
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

                         SPORTSLINE.COM, INC.


                         By: /s/ Kenneth W. Sanders
                             --------------------------------------
                             Kenneth W. Sanders
                             Senior Vice President and Chief Financial Officer
May 8, 2000

                                 EXHIBIT INDEX
                                 -------------



Exhibit                         Description
-------                         -----------


23.1                            Consent of Arthur Andersen LLP