Form 10-Q
period 2000-03-31
SPORTSLINE COM INC
filed 2000-05-15
CIK 945688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One) [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period March 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Number of shares of common stock outstanding as of April 30, 2000:
26,369,369

                               Page 1 of 16 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                         PAGE
                                                                                                                         ----
Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2000 and December 31, 1999........................       3

Condensed Consolidated Statements of Operations (unaudited)
    for the three months ended March 31, 2000 and 1999..............................................................       4

Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)
    for the three months ended March 31, 2000.......................................................................       5

Condensed Consolidated Statements of Cash Flows (unaudited)
    for the three months ended March 31, 2000 and 1999..............................................................       6

Notes to Condensed Consolidated Financial Statements (unaudited)....................................................       7


                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)

                                   (UNAUDITED)



                                                                         March 31,   December 31,
                                                                           2000          1999
                                                                           ----          ----
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................................   $  95,820    $  45,968
   Marketable securities .............................................      49,381       24,953
   Deferred advertising  and content costs ...........................      19,530       19,530
   Accounts receivable ...............................................      18,093       11,875
   Prepaid expenses and other current assets .........................      13,512       14,657
                                                                         ---------    ---------
       Total current assets ..........................................     196,336      116,983

RESTRICTED CASH EQUIVALENTS ..........................................         489          489
NONCURRENT MARKETABLE SECURITIES .....................................      27,630       50,052
INVESTMENT IN MVP.COM, INC ...........................................     100,000           --
LICENSING RIGHTS .....................................................       3,967        4,533
NONCURRENT DEFERRED ADVERTISING - AOL ................................       2,454        3,682
NONCURRENT DEFERRED ADVERTISING AND CONTENT - CBS ....................      24,394       28,716
PROPERTY AND EQUIPMENT, net ..........................................      15,091       10,351
GOODWILL, net ........................................................      37,945       42,823
OTHER ASSETS .........................................................      25,626       13,832
                                                                         ---------    ---------

                                                                          $433,932     $271,461
                                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..................................................   $   3,474    $   3,296
   Accrued liabilities ...............................................      16,680       12,128
   Current portion of capital lease obligations ......................         100          170
   Current portion of deferred revenue ...............................      32,715        4,160
                                                                         ---------    ---------
        Total current liabilities ....................................      52,969       19,754

DEFERRED REVENUE .....................................................      70,472           --
CONVERTIBLE SUBORDINATED NOTES .......................................      19,608       19,608
                                                                         ---------    ---------

        Total liabilities ............................................     143,049       39,362
                                                                         ---------    ---------

MINORITY INTEREST ....................................................      59,463        7,443
                                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2000 and December 31,
       1999...........................................................          --           --
   Common stock, $0.01 par value, 200,000,000 shares authorized,
        26,084,982 and  25,358,488 issued and outstanding  as of
        March 31, 2000 and December 31, 1999, respectively ...........         261          254
   Additional paid-in capital ........................................     349,161      333,879
   Cumulative translation adjustment .................................      (1,322)           7
   Accumulated deficit ...............................................    (116,680)    (109,484)
                                                                         ---------    ---------

       Total shareholders' equity ....................................     231,420      224,656
                                                                         ---------    ---------

                                                                          $433,932     $271,461
                                                                         =========    =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.



                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands except share and per share data)

                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                         2000           1999
                                                                         ----           ----
REVENUE .......................................                     $     22,678    $     11,057
COST OF REVENUE ...............................                            8,654           5,383
                                                                    ------------    ------------

GROSS MARGIN ..................................                           14,024           5,674
                                                                    ------------    ------------

OPERATING EXPENSES:
  Product development .........................                              441             357
  Sales and marketing .........................                           12,050           6,786
  General and administrative ..................                            9,612           3,861
  Depreciation and amortization ...............                           10,250           5,844
                                                                    ------------    ------------

            Total operating expenses ..........                           32,353          16,848
                                                                    ------------    ------------

LOSS FROM OPERATIONS ..........................                          (18,329)        (11,174)
INTEREST EXPENSE ..............................                             (289)           (186)
INTEREST AND OTHER INCOME, net ................                            3,608           1,232
GAIN ON SALE OF SUBSIDIARIES ..................                            7,814              --
                                                                    ------------    ------------

NET LOSS ......................................                     $     (7,196)        (10,128)
                                                                    ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED.........                     $      (0.28)   $      (0.47)
                                                                    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING-
  BASIC AND DILUTED............................                       25,713,275      21,694,499
                                                                    ============    ============


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.



                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (amount in thousands except share data)

                                   (UNAUDITED)


                                                                                           Accumulated
                                                                          Additional          Other
                                                      Common Stock          Paid-In       Comprehensive   Accumulated  Comprehensive
                                                  Shares       Amount       Capital        Income(Loss)     Deficit         Loss
                                                  ------       ------       -------        ------------     -------         ----
Balances at December 31, 1999 ................  25,358,488    $     254  $    333,879   $        7        (109,484)

    Noncash issuance of common stock and
      options pursuant to sale of
      subsidiaries............................      28,439           --         2,299           --              --

    Exercise of CBS warrants .................     500,000            5        11,495           --              --

    Net proceeds from exercise of warrants ...      57,000            1           364           --              --

    Issuance of common stock from exercise ...     141,055            1         1,124           --              --
      of employee options

    Comprehensive loss:
      Net loss ...............................          --           --            --                       (7,196)   $     (7,196)

     Cumulative translation adjustment .......                                              (1,329)             --          (1,329)
                                                ----------    ---------  ------------   ----------    ------------    ------------
     Comprehensive loss ......................                                                                        $     (8,525)
                                                ----------    ---------  ------------   ----------    ------------    ============
Balances at March 31, 2000 ...................  26,084,982    $     261  $    349,161   $   (1,322)   $   (116,680)
                                                ==========    =========  ============   ==========    ============



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.


                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (amount in thousands)

                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                                    ---------
                                                                                               2000        1999
                                                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...........................................................................   $  (7,196)   $ (10,128)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ..................................................      10,250        5,844
        Provision for doubtful accounts ................................................         862           51
        Minority interest in consolidated subsidiaries .................................        (306)          --
        Gain on sale of subsidiaries ...................................................      (7,814)          --
            Changes in operating assets and liabilities:
            Accounts receivable ........................................................      (7,269)      (2,054)
            Prepaid expenses and other current assets ..................................         650       (1,497)
            Accounts payable ...........................................................       2,529         (616)
            Accrued liabilities ........................................................       2,563        1,358
            Deferred revenue ...........................................................       1,273         (250)
                                                                                           ---------    ---------

           Net cash used in operating activities .......................................      (4,458)      (7,292)
                                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities, net .............................................      (2,005)     (10,151)
    Purchases of property and equipment ................................................      (7,730)      (1,721)
    Acquisition of businesses ..........................................................         (11)          --
                                                                                           ---------    ---------

           Net cash used in investing activities .......................................      (9,746)     (11,872)
                                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock and exercise of common
       stock warrants and options ......................................................      12,990        2,517
    Proceeds from issuance of preferred stock of
      subsidiary........................................................................      52,500           --
    Proceeds from issuance of convertible subordinated notes, net of costs .............          --      145,443
    Repayment of capital lease obligations and long term borrowings ....................         (70)         (64)
                                                                                           ---------    ---------
           Net cash provided by financing activities ...................................      65,330      147,896
                                                                                           ---------    ---------
    Effect of exchange rate changes on cash ............................................      (1,364)          --

Net increase in cash and cash equivalents ..............................................      49,852      128,732
CASH AND CASH EQUIVALENTS, beginning of period .........................................      45,968       31,684
                                                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, end of period ...............................................   $  95,820    $ 160,416
                                                                                           ---------    ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Noncash portion of sale of subsidiaries ............................................   $   2,991    $      --
                                                                                           =========    =========
    Noncash minority investments in businesses .........................................   $   3,297    $      --
                                                                                           =========    =========
    Noncash issuance of common stock and common stock warrants pursuant to CBS
      agreement.........................................................................   $      --    $  59,688
                                                                                           =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest .............................................................   $       4    $      19
                                                                                           =========    =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands except share and per share data)


(1) NATURE OF OPERATIONS:

         SportsLine.com, Inc. ("SportsLine.com" or the "Company"), formerly known as SportsLine USA, Inc., was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. The Company is at the leading edge of media companies, providing Internet sports content, community and e-commerce on a global basis. SportsLine.com's content includes more than one million pages of multimedia sports information, entertainment and merchandise. In addition, Sports.com Limited ("Sports.com"), a majority owned subsidiary of SportsLine.com launched its first site, football.sports.com, in August 1999 followed in September by rugby.sports.com and france.sports.com. Sports.com now covers all major sports in Europe and produces additional country specific local language sites for Germany, Italy and Spain. The Company's flagship Internet sports service (www.sportsline.com ) was renamed CBS SportsLine in March 1997 as part of an exclusive promotional and content agreement with CBS Corporation ("CBS"). SportsLine.com produces the official league Web sites for Major League Baseball, the PGA TOUR and NFL Europe League, and serves as the primary sports content provider for America Online, Netscape and Excite.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of SportsLine.com and its wholly and majority owned subsidiaries.

         The Company acquired International Golf Outlet, Inc. in June 1998 and TennisDirect.com, Inc. in August 1999, and accounted for these transactions using the purchase method of accounting. The purchases resulted in goodwill of $3,180. Such goodwill was being amortized over an estimated life of ten years. In May 1999, the Company acquired Golf Club Trader, Inc. The purchase was accounted for using the pooling-of-interests method of accounting. As of January 2000, the aforementioned companies were sold to MVP.com, Inc. ("MVP") in exchange for an equity interest in MVP. In addition, the Company entered into a 10-year strategic e-commerce and marketing agreement with MVP pursuant to which MVP will operate the Company's domestic e-commerce business. These transactions with MVP resulted in the Company receiving an investment in MVP totaling $100,000. Such investment was initially recorded at estimated value and will be periodically reviewed for any impairment. The sale resulted in a one-time gain of $7,814 related to the assets of the above companies.

         The Company acquired another business during 1999 and accounted for the transaction using the purchase method of accounting. The purchase resulted in goodwill of $3,726, which is being amortized over an estimated life of seven years. This business was sold in April 2000 resulting in a gain of approximately $ 994.

         Sports.com was formed in May 1999. In May 1999, Sports.com purchased Sportsweb which was accounted for using the purchase method of accounting, which resulted in goodwill of $2,420 which is being amortized over five years. In June 1999, Sports.com acquired the sports division of Infosis Group. The Company also accounted for this transaction using the purchase method of accounting resulting in goodwill of $2,526 which is being amortized over five years. A liability of $59,463 has been reflected in the Company's consolidated balance sheet as of March 31, 2000 to reflect the minority interest in Sports.com not owned by the Company.

         The Company acquired Daedalus Worldwide, Inc. in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880, which is being amortized over an estimated life of seven years.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS--(CONTINUED) (amounts in thousands
                        except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any subsequent quarter or the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

Per Share Amounts

         Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 7,712,178 and 7,101,156 options and warrants outstanding at March 31, 2000 and 1999, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

Revenue by Type

         Revenue by type for the three months ended March 31, 2000 and 1999 is as follows:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                              2000              1999
                                                                              ----              ----
Advertising...........................................................     $18,876           $ 5,888
E-commerce............................................................          28             2,221
Membership and premium services.......................................       1,213             1,340
Content licensing and other...........................................       2,561             1,608
                                                                           -------           -------
                                                                           $22,678           $11,057
                                                                           =======           =======

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 14% and 18% of total revenue for the three months ended March 31, 2000 and 1999, respectively.

Recent Accounting Pronouncements

       The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The Company has elected to disclose comprehensive income (loss) in the consolidated statements of stockholders' equity.

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

      The Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
             (amounts in thousands except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

software should be charged to expense and which should be capitalized. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

Segment Reporting

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.

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

         A summary of the segment financial information is as follows:

                                                        Three months ended
                                                           March 31, 2000
                                                        ------------------
Total revenue:
   United States                                            $  21,167
   Europe                                                       1,511
                                                            ---------
                                                            $  22,678
                                                            =========
Loss from operations:
   United States                                            $ (11,759)
   Europe                                                      (6,570)
                                                            ---------
                                                            $ (18,329)
                                                            =========
Interest income, net:
   United States                                            $   1,826
   Europe                                                       1,493
                                                            ---------
                                                            $   3,319
                                                            =========
Gain on sale of subsidiaries:
   United States                                            $   7,814
   Europe                                                          --
                                                            ---------
                                                            $   7,814
                                                            =========
Net loss:
   United States                                            $  (2,119)
   Europe                                                      (5,077)
                                                            ---------
                                                            $  (7,196)
                                                            =========
Total assets as of March 31, 2000:
   United States                                            $ 374,156
   Europe                                                      59,776
                                                            ---------
                                                            $ 433,932
                                                            =========

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS--(CONTINUED) (amounts in thousands
                        except share and per share data)

(3) COMMITMENTS AND CONTINGENCIES:

         On December 28, 1999, an action entitled Fantasy Sports Properties, Inc. v. SportsLine.com, Inc., Yahoo! Inc., ESPN, Inc. and Sandbox Entertainment, Inc., was commenced against the Company and the named co-defendants in the United States District Court for the Eastern District of Virginia. The plaintiff seeks damages and injunctive relief for the alleged infringement by the Company and the named co-defendants of a patent entitled "Computerized Statistical Football Game," issued by the United States Patent and Trademark Office, which is allegedly owned by the plaintiff. The Company in its Answer, Affirmative Defenses and Counterclaim has taken the position that it has not infringed the patent in the suit, that the patent in the suit is invalid, and the Company seeks a Declaratory Judgement of non-infringement and invalidity. The Company intends to vigorously defend itself in this action.

         On August 16, 1999, an action entitled Shopsports.com v. SportsLine USA, Inc., was commenced against the Company in the United States Court for the Central District of California. The plaintiff seeks damages and injunctive relief in connection with the Company's use of a tertiary domain name which the plaintiff alleges infringes on the plaintiff's trademark rights. The action is being consolidated with a declaratory judgement action, commenced by the Company, seeking a judgement that the use of the tertiary URL "shop.sportsline.com" did not infringe on plaintiff's common law rights. The Company intends to vigorously defend itself in this action.

         From time to time, the Company is involved in litigation arising out of its operations in the normal course of business. In the opinion of management, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company's products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company's Securities and Exchange Commission filings, including those discussed under the caption "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Recent Developments

         In February 2000, the Company entered into a multi-year strategic agreement with theglobe.com. Under the terms of the agreement the Company will receive a minimum guarantee of $5 million payable in theglobe.com stock, representing 3% of the outstanding shares in theglobe.com stock, in exchange for integration and promotion of the enhanced community throughout the Company's web sites and inclusion in the Company's membership "Rewards Program".

         In the first quarter of 2000, the Company entered into a 10-year strategic e-commerce and marketing agreement with MVP.com, Inc. ("MVP.com"), a new sports and outdoor e-commerce company, pursuant to which MVP.com acquired and will operate the Company's domestic e-commerce business. Effective as of January 1, 2000, MVP.com assumed responsibility, at its expense, for the design, hosting, operation and ongoing maintenance of the Company's e-commerce operations and is entitled to all revenue generated from the sales of goods and services pursuant thereto. As consideration for this right, MVP.com has issued equity to the Company and will pay the Company promotional fees based on the amount of revenue generated, with minimum cash payments of $120 million over the 10-year term. In connection with this agreement, the Company sold three of its subsidiaries which engage in e-commerce activity (International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc.) to MVP.com in exchange for additional equity in MVP.com. The sale generated a one-time gain of $7,814,000.

Results of Operations

Revenue

         Total revenue for the quarter ended March 31, 2000 and 1999 was $22,678,000 and $11,057,000, respectively. The increase in revenue was primarily due to increased advertising sales and content licensing. Advertising revenue for the three months ended March 31, 2000 and 1999 represented 83% and 53%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold generating additional advertising on the Company's Web sites and advertising revenue recognized pursuant to the agreement with MVP.com. During March 2000, the Company's coverage of the NCAA tournament set a Company record for advertising sales for an event. There were approximately 35 sponsors including Oldsmobile, Agilent and Budweiser. The number of impressions available on the Company's Web sites also increased as more content was produced.

         Membership and premium services revenue decreased $127,000 in the three months ended March 31, 2000 compared to the same period in 1999. While basic membership revenue decreased in 2000 due to a restructuring of the Company's membership program, premium service revenue increased due to increased participation in the Company's fantasy sports contests as well as increased participation in the Company's "Sports Careers" products. In January 1999, the Company launched "SportsLine Rewards," a program which offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items.

         E-commerce revenue decreased $2,193,000 in the three months ended March 31, 2000 compared to the same period ended March 31, 1999. This was caused by the sale effective as of January 1, 2000, of virtually all of the Company's e-commerce business to MVP.com.

         Content licensing and other revenue increased $953,000 in the three months ended March 31, 2000 compared to the same period in 1999. This was in part due to increased revenue as a result of the Company's agreement with AOL. Additional content revenue was generated by the Company's agreement with Excite and content revenue generated by Sports.com.

         As of March 31, 2000, the Company had current deferred revenue of $32,715,000 and long term-deferred revenue of $70,472,000 relating to cash or receivables for which services had not yet been provided. Such amounts primarily relate to the

MVP.com agreement previously discussed.

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 14% and 18% of total revenue for the three months ended March 31, 2000 and 1999, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

Cost of Revenue

         Cost of revenue for the three months ended March 31, 2000 and 1999 was $8,654,000 and $5,383,000, respectively. The increase in cost of revenue was primarily the result of increased revenue sharing under the Company's agreements with CBS, Major League Baseball and PGA TOUR. In addition, costs of content fees and telecommunications needed to support and deliver services increased. Other increases in cost of revenue reflect the relatively high level of rights payments and employee costs required for the start up of Sports.com (which accounted for 26% of total cost of revenue in the first quarter of 2000). As a percentage of revenue, cost of revenue decreased to 38% for the three months ended March 31, 2000 from 49% for the three months ended March 31, 1999.

Operating Expenses

         Product Development. For the three months ended March 31, 2000 and 1999, product development costs were $441,000 and $357,000, respectively. The Company believes that investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest resources in product development. As a percentage of revenue, product development expense decreased to 2% for the three months ended March 31, 2000 from 3% for the three months ended March 31, 1999.

         Sales and Marketing. For the three months ended March 31, 2000 and 1999, sales and marketing expense was $12,050,000 and $6,786,000, respectively. The increase in sales and marketing expense was primarily the result of the growth in the number of personnel and related costs, increased advertising on other Web sites as well as in print and other media and the addition of expenses related to Sports.com. Sports.com accounted for $2,550,000 or 21% of sales and marketing expense. The Company intends to continue to aggressively promote the sports.com brand worldwide in order to attract traffic and new users to its Web sites. Barter transactions accounted for approximately 27% and 29% of sales and marketing expense for the three months ended March 31, 2000 and 1999, respectively. As a percentage of revenue, sales and marketing expense decreased to 53% for the three months ended March 31, 2000 from 61% for the three months ended March 31, 1999.

         General and Administrative. General and administrative expense for the three months ended March 31, 2000 and 1999 was $9,612,000 and $3,861,000, respectively. The increase in general and administrative expense in each period was primarily attributable to expenses related to Sports.com as well as salary and related expenses for additional personnel. The Company increased general and administrative expense in order to develop and maintain the administrative infrastructure necessary to support the growth of its business. Sports.com accounted for 27% of total general and administrative expense. The Company expects to incur additional start up expenses as Sports.com continues its expansion in the European market As a percentage of revenue, general and administrative expense increased to 42% for the three months ended March 31, 2000 from 35% for the three months ended March 31, 1999.

         Depreciation and Amortization. Depreciation and amortization expense was $10,250,000 and $5,844,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in depreciation and amortization expense was primarily due to the amortization of amounts related to the Company's agreements with CBS, PGA TOUR and Westwood One, Sports.com's agreement with IMG and to a lesser extent additional property and equipment. Additionally, goodwill amortization increased because of acquisitions made by the Company. In future periods, the Company anticipates total amortization expense to increase as a result of the continuing agreements mentioned above and the goodwill amortization of recent acquisitions.

         Under the Company's agreement with CBS, the Company issued shares of Common Stock and warrants to purchase Common Stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS Logos and television-related sports content. The value of the advertising and content will be recorded annually in the balance sheet as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Total expense under the CBS agreement was $4,322,000 for the three months ended March 31, 2000 and will be $12,964,000 for the remainder of 2000.

      Under the Company's current agreement with AOL, which became effective in October 1998, the Company issued shares of Common Stock and warrants to purchase Common Stock and made a cash payment in consideration of AOL's advertising and promotional efforts. The value of the advertising has been recorded on the balance sheet as deferred advertising costs and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the AOL agreement was $1,227,000 for the three months ended March 31, 2000 and will be $3,272,000 for the remainder of 2000.

         Under the Company's agreement with Westwood One, which became effective in August 1999, the Company issued shares of Common Stock in consideration for a three-year promotional and programming agreement. The value of the common stock has been recorded on the balance sheet as deferred consulting costs and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the Westwood One agreement was $750,000 for the three months ended March 31, 2000 and will be $2,250,000 for the remainder of 2000.

         Under the Company's agreement with PGA TOUR, which became effective in April 1999, the Company paid an up-front licensing fee of $8,500,000. The licensing fee has been recorded on the balance sheet as licensing rights and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the PGA TOUR agreement was $567,000 for the three months ended March 31, 2000 and will be $1,701,000 for the remainder of 2000.

         Interest Expense. Interest expense was $289,000 for the three months ended March 31, 2000 compared to $186,000 for the three months ended March 31, 1999. The increase in interest expense was primarily due to the interest on the Convertible Subordinated Notes which were issued on March 24, 1999. The Company anticipates that interest expense will decrease in the immediate future compared to 1999, as a result of the repurchase and retirement during the third and fourth quarter of 1999 of approximately $130,000,000 of the $150,000,000 principal amount of Convertible Subordinated Notes originally issued.

         Interest and Other Income, Net. Interest and other income, net for the three months ended March 31, 2000 was $3,608,000 compared to $1,232,000 for the three months ended March 31, 1999. The increase was primarily attributable to the higher average balance of cash and cash equivalents and marketable securities resulting from the investment of the proceeds from the Company's April 1998 public equity offering, the Company's March 1999 Convertible Subordinated Note offering and the funding received by Sports.com from the issuance of Series B Preferred stock. Sports.com contributed to the increase by recording a realized currency exchange gain upon receipt of the above funding during the first quarter of 2000.

         Gain on sale of subsidiaries. Effective January 1, 2000, the Company sold to MVP.com three of its subsidiaries which engage in e-commerce activity (International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc.) The sale resulted a one-time gain of $7,814,000.

Liquidity and Capital Resources

         As of March 31, 2000, the Company's primary source of liquidity consisted of $95,820,000 in cash and cash equivalents, an increase of $49,852,000 from December 31, 1999. As of March 31, 2000 the Company has $49,381,000 in current marketable securities and $27,630,000 in noncurrent marketable securities, which mature at various dates from April 2001 to May 2001. In January 2000, Sports.com completed a second round of funding, raising gross proceeds of $52,500,000 through the issuance of Series B Preferred Stock. In February 2000, CBS exercised warrants to purchase 500,000 shares of common stock resulting in net proceeds of $11,500,000.

         The Company has obtained revolving credit facilities that provide for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of March 31, 2000, the Company owed $100,000 under these facilities.

         As of March 31, 2000, current deferred advertising and content costs totaled $19,530,000 and long-term deferred advertising and content costs totaled $26,848,000, which represented costs related to the CBS and AOL agreements. These amounts will be amortized to depreciation and amortization expense over the terms of each agreement. Accrued liabilities totaled $16,680,000 as of March 31, 2000, an increase of $4,552,000 from December 31, 1999, primarily due to increases in accruals for expenses related to sale of the subsidiaries to MVP.com and revenue sharing.

         Net cash used in operating activities was $4,458,000 and $7,292,000 for the three months ended March 31, 2000 and 1999, respectively. The principal uses of cash for all periods were to fund the Company's net losses from operations, partially offset by increases in depreciation and amortization, accrued liabilities and accounts payable.

         Net cash used in investing activities was $9,746,000 and $11,872,000 for the three months ended March 31, 2000 and 1999, respectively. The principal uses of cash in investing activities was for the purchases of property and equipment and to a lesser extent purchases of marketable securities.

         Net cash provided by financing activities was $64,056,000 and $147,896,000 for the three months ended March 31, 2000 and 1999, respectively. Financing activities consisted principally of the issuance of the Sports.com Series B Preferred Stock and the exercise of the CBS warrants.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $10.0 million of property and equipment during the remainder of 2000, primarily computer equipment and furniture and fixtures related to the growth of the business, including the expansion of the infrastructure in Europe. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

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

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation arising out of its operations in the normal course of business. In the opinion of management, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES

Sales of Unregistered Securities During the Three Months Ended March 31, 2000

         During the three months ended March 31, 2000, the Company issued and sold the following securities without registration under the Securities Act:

         During the three months ended March 31, 2000, upon exercise of warrants, the Company issued a total of 557,000 shares of common stock for aggregate cash of $11,865,000 including: (i) 6,000 shares of common stock to Carmen A. Policy for cash consideration of $45,000; (ii) 10,000 shares of common stock to Cal Ripken Jr. for cash consideration of $100,000; (iii) 18,000 shares of common stock to Big Sky, Inc. for cash consideration of $90,000; (iv) 6,000 shares of common stock to Edward J. DeBartolo for cash consideration of $45,000;
(v) 17,000 shares of common stock to Leonard Armato for cash consideration of $85,000; (vi) 500,000 shares of common stock to CBS Corporation for cash consideration of $11,500,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit                                   Description
-------                                   -----------
10.1                          E-Commerce and Marketing Agreement, dated
                              March 24, 2000, between MVP.com, Inc. and
                              the Company.+
27                            Financial Data Schedule

+ Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

(b)      Reports on Form 8-K

         On February 22, 2000, the Company filed a report on Form 8-K/A which amends the Form 8-K previously filed on December 22, 1999. The original Form 8-K announced the Company's acquisition of Daedalus World Wide Corporation ("DWWC"). The Form 8-K/A included the following statements: (i) the audited financial statements of DWWC as of, and for the year ended, December 31, 1998 and the unaudited financial statements of DWWC as of, and for the nine months ended, September 30, 1999 and (ii) the unaudited pro forma combined balance sheet of the Company as of September 30, 1999 and the unaudited pro forma combined statements of operations for the Company for the year ended December 31, 1998 and the nine months ended September 30, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000                        SPORTSLINE.COM, INC.
                                                 (Registrant)

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