Form 10-Q
period 2000-06-30
SPORTSLINE COM INC
filed 2000-08-14
CIK 945688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period June 30, 2000

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

          2200 W. Cypress Creek Road
           Fort Lauderdale, Florida                       33309
   (Address of principal executive offices)             (Zip Code)

                                 (954) 351-2120
              (Registrant's telephone number, including area code)

                              6340 N.W. 5th Avenue
                            Ft. Lauderdale, FL 33309
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Number of shares of common stock outstanding as of June 30, 2000:
26,413,657

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Condensed Consolidated Balance Sheets (unaudited) as of
    June 30, 2000 and December 31, 1999 ...................................  3

Condensed Consolidated Statements of Operations (unaudited)
    for the three and six months ended June 30, 2000 and 1999 .............  4

Condensed Consolidated Statements of Changes in Shareholders'
    Equity (unaudited) for the six months ended June 30, 2000 .............  5

Condensed Consolidated Statements of Cash Flows (unaudited)
    for the six months ended June 30, 2000 and 1999 .......................  6

Notes to Condensed Consolidated Financial Statements (unaudited) ..........  7

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)

                                   (UNAUDITED)

                                                                               June 30,     December 31,
                                                                                 2000          1999
                                                                               ---------     ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............................................    $  83,737     $  45,968
   Marketable securities ..................................................       73,451        24,953
   Deferred advertising  and content costs ................................       19,530        19,530
   Accounts receivable, net ...............................................       18,184        11,875
   Prepaid expenses and other current assets ..............................       13,232        14,657
                                                                               ---------     ---------
       Total current assets ...............................................      208,134       116,983

RESTRICTED CASH EQUIVALENTS ...............................................          397           489
NONCURRENT MARKETABLE SECURITIES ..........................................           --        50,052
INVESTMENT IN MVP.COM, INC ................................................      100,000            --
LICENSING RIGHTS ..........................................................        3,400         4,533
NONCURRENT DEFERRED ADVERTISING - AOL .....................................        1,227         3,682
NONCURRENT DEFERRED ADVERTISING AND CONTENT - CBS .........................       20,072        28,716
PROPERTY AND EQUIPMENT, net ...............................................       16,656        10,351
GOODWILL, net .............................................................       39,129        42,823
OTHER ASSETS ..............................................................       35,262        13,832
                                                                               ---------     ---------
                                                                               $ 424,277     $ 271,461
                                                                               =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .......................................................    $   2,665     $   3,296
   Accrued liabilities ....................................................       21,310        12,128
   Current portion of deferred revenue ....................................       30,266         4,160
   Current portion of capital lease obligations ...........................           53           170
                                                                               ---------     ---------
        Total current liabilities .........................................       54,294        19,754

DEFERRED REVENUE - MVP.COM, INC. ..........................................       70,472            --
CONVERTIBLE SUBORDINATED NOTES ............................................       19,608        19,608
                                                                               ---------     ---------
        Total liabilities .................................................      144,374        39,362
                                                                               ---------     ---------
MINORITY INTEREST .........................................................       58,875         7,443
                                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
       issued and outstanding as of June 30, 2000 and December 31, 1999 ...           --            --
   Common stock, $0.01 par value, 200,000,000 shares authorized,
        26,413,657 and 25,358,788 issued and outstanding  as of
        June 30, 2000 and December 31, 1999, respectively .................          264           254
   Additional paid-in capital .............................................      358,256       333,879
   Accumulated other comprehensive income (loss) ..........................       (4,002)            7
   Accumulated deficit ....................................................     (133,490)     (109,484)
                                                                               ---------     ---------
       Total shareholders' equity .........................................      221,028       224,656
                                                                               ---------     ---------
                                                                               $ 424,277     $ 271,461
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

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands except share and per share data)

                                   (UNAUDITED)

                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                                -----------------------------     -----------------------------
                                                    2000             1999             2000             1999
                                                ------------     ------------     ------------     ------------
REVENUE ....................................    $     24,317     $     13,023     $     46,995     $     24,081
COST OF REVENUE ............................          10,513            6,784           19,167           12,167
                                                ------------     ------------     ------------     ------------
GROSS PROFIT ...............................          13,804            6,239           27,828           11,914
                                                ------------     ------------     ------------     ------------
OPERATING EXPENSES:
  Product development ......................             392              405              833              762
  Sales and marketing ......................          13,482            8,251           25,532           15,038
  General and administrative ...............           9,547            4,157           19,159            8,018
  Depreciation and amortization ............          10,104            6,715           20,354           12,559
                                                ------------     ------------     ------------     ------------
            Total operating expenses .......          33,525           19,528           65,878           36,377
                                                ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS .......................         (19,721)         (13,289)         (38,050)         (24,463)
INTEREST EXPENSE ...........................            (286)          (2,078)            (575)          (2,264)
INTEREST AND OTHER INCOME, net .............           3,014            2,986            6,622            4,218
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES ....              --               --            7,814               --
                                                ------------     ------------     ------------     ------------
NET LOSS ...................................    $    (16,993)    $    (12,381)    $    (24,189)    $    (22,509)
                                                ============     ============     ============     ============
NET LOSS PER SHARE - BASIC AND DILUTED .....    $      (0.64)    $      (0.55)    $      (0.93)    $      (1.01)
                                                ============     ============     ============     ============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC AND DILUTED ........................      26,360,787       22,627,219       26,023,151       22,261,264
                                                ============     ============     ============     ============

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (amount in thousands except share data)

                                   (UNAUDITED)

                                                                                      Accumulated
                                                                Common                 Additional     Other
                                                                Stock     Paid-In    Comprehensive Accumulated  Comprehensive
                                                   Shares       Amount    Capital    Income (Loss)   Deficit        Loss
                                                -----------   ---------  ----------   ----------   -----------   ----------
Balances at December 31, 1999                    25,358,788   $     254  $  333,879   $        7   $  (109,484)

    Noncash issuance of common stock and
      options pursuant to sale of subsidiaries       28,439          --       2,299           --            --

    Exercise of CBS warrants                        500,000           5      11,495           --            --

    Net proceeds from exercise of warrants           57,000           1         364           --            --

    Issuance of common stock from exercise
      of  employee options                          140,755           1       1,124           --            --

    Comprehensive loss:
    Net loss                                             --          --          --                     (7,196)  $   (7,196)

    Cumulative translation adjustment                    --          --          --       (1,329)           --       (1,329)
                                                                                                                 ----------
    Comprehensive loss                                                                                           $   (8,525)
                                                                                                                 ==========
                                                --------------------------------------------------------------
Balances at March 31, 2000                       26,084,982         261     349,161       (1,322)     (116,680)

    Noncash issuance of common stock and
      options pursuant to acquisition of
      subsidiary                                    277,152           3       8,161           --            --

    Noncash issuance of common stock and
      options pursuant to sale of                        --          --         588           --            --
      subsidiaries

    Equity activity of subsidiary                        --          --      (1,841)          --           183

    Issuance of common stock pursuant to the
      Employee Stock Purchase Plan                   33,058          --         531           --            --

    Noncash issuance of  warrants                        --          --       1,516           --            --

    Issuance of common stock from exercise
      of employee options                            18,465          --         140           --            --

    Comprehensive loss:
    Net loss                                             --          --          --                    (16,993)  $  (16,993)

    Cumulative translation adjustment                    --          --          --       (2,680)           --       (2,680)
                                                                                                                 ----------
    Comprehensive loss                                                                                           $  (19,673)
                                                                                                                 ==========
                                                 -------------------------------------------------------------
Balances at  June 30, 2000                       26,413,657   $     264  $  358,256   $   (4,002)  $  (133,490)
                                                 ==========   =========  ==========   ==========   ===========

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                 -----------------------
                                                                                   2000          1999
                                                                                 ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................................    $ (24,189)    $ (22,509)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
        Depreciation and amortization .......................................       20,354        12,559
        Provision for doubtful accounts .....................................        1,357            75
        Minority interest in consolidated subsidiaries ......................         (788)           --
        Gain on sale of e-commerce subsidiaries .............................       (7,814)           --
        Changes in operating assets and liabilities:
            Accounts receivable .............................................       (7,562)       (2,708)
            Prepaid expenses and other current assets .......................        1,600        (3,880)
            Accounts payable ................................................        1,341        (1,246)
            Accrued liabilities .............................................        7,246         2,476
            Deferred revenue ................................................       (1,249)         (115)
                                                                                 ---------     ---------
              Net cash used in operating activities .........................       (9,704)      (15,348)
                                                                                 ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities, net ..................................       (3,446)      (51,061)
    Purchases of property and equipment .....................................      (11,371)       (3,022)
    Purchase of licensing agreements ........................................           --        (8,500)
    Acquisition of businesses ...............................................          (11)       (1,915)
    Net decrease in restricted cash .........................................           92            --
                                                                                 ---------     ---------
              Net cash used in investing activities .........................      (14,736)      (64,498)
                                                                                 ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock and exercise of common
       stock warrants and options ...........................................       13,666         3,955
    Proceeds from issuance of preferred stock of subsidiary .................       52,500         7,500
    Proceeds from issuance of convertible subordinated notes, net of costs ..           --       145,443
    Repayment of capital lease obligations and long term borrowings .........         (117)           (1)
                                                                                 ---------     ---------
              Net cash provided by financing activities .....................       66,049       156,897
                                                                                 ---------     ---------
    Effect of exchange rate changes on cash .................................       (3,840)           --
                                                                                 ---------     ---------
Net increase in cash and cash equivalents ...................................       37,769        77,051
CASH AND CASH EQUIVALENTS, beginning of period ..............................       45,968        31,684
                                                                                 ---------     ---------
CASH AND CASH EQUIVALENTS, end of period ....................................    $  83,737     $ 108,735
                                                                                 =========     =========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Noncash portion of sale of e-commerce subsidiaries ......................    $   3,579     $      --
                                                                                 =========     =========
    Noncash investments in businesses .......................................    $ 103,297     $      --
                                                                                 =========     =========
    Noncash issuance of common stock warrants to PGA Tour ...................    $      --     $   3,238
                                                                                 =========     =========
    Noncash issuance of common stock pursuant to acquisition
      of subsidiary .........................................................    $   8,164     $     428
                                                                                 =========     =========
    Noncash issuance of common stock
      and options pursuant to sale of subsidiaries ..........................    $   2,887     $      --
                                                                                 =========     =========
    Noncash issuance of common stock warrants ...............................    $   1,516     $      --
                                                                                 =========     =========
    Noncash issuance of common stock and common stock
      warrants pursuant to CBS agreement ....................................    $      --     $  59,688
                                                                                 =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ..................................................    $     497     $      38
                                                                                 =========     =========

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands except share and per share data)

(1) NATURE OF OPERATIONS:

         SportsLine.com, Inc. ("SportsLine.com" or the "Company"), formerly known as SportsLine USA, Inc., was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. The Company is at the leading edge of media companies, providing Internet sports content, community and e-commerce on a global basis. SportsLine.com's content includes more than one million pages of multimedia sports information, entertainment and merchandise. The Company's flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com as part of an exclusive promotional and content agreement with CBS Corporation ("CBS") in March 1997. SportsLine.com produces the official league Web sites for Major League Baseball, PGA TOUR and NFL Europe League, and serves as the primary sports content provider for America Online, Netscape and Excite. Sports.com Limited ("Sports.com"), a majority owned subsidiary of SportsLine.com, launched its first site in August 1999 and is the leading mobile and fixed internet provider of European sports content, community and commerce providing comprehensive European coverage in English of football, rugby, Formula One, rally, cricket, boxing, tennis and golf as well all sports in local languages in France, Germany, Italy and Spain.

         The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations and the Company's superstar athletes; offers instant odds and picks; produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists; and produces and offers contests, games, and fantasy league products.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of SportsLine.com and its wholly and majority owned subsidiaries.

         The Company acquired International Golf Outlet, Inc. in June 1998 and TennisDirect.com, Inc. in August 1999, and accounted for these transactions using the purchase method of accounting. The purchases resulted in goodwill of $3,180. Such goodwill was being amortized over an estimated life of ten years. In May 1999, the Company acquired Golf Club Trader, Inc. The purchase was accounted for using the pooling-of-interests method of accounting. As of January 2000, the aforementioned companies were sold to MVP.com, Inc. ("MVP") in exchange for an equity interest in MVP. In addition, the Company entered into a 10-year strategic e-commerce and marketing agreement with MVP pursuant to which MVP will operate the Company's domestic e-commerce business. These transactions with MVP resulted in the Company receiving an investment in MVP totaling $100,000. Such investment was initially recorded at estimated fair value and will be periodically reviewed for any impairment. The sale resulted in a one-time gain of $7,814 related to the sale of the above companies.

         Sports.com was formed in May 1999. In May 1999, Sports.com purchased SportsWeb, which was accounted for using the purchase method of accounting, which resulted in goodwill of $584 that is being amortized over five years. In June 1999, Sports.com acquired the sports division of Infosis Group. The Company also accounted for this transaction using the purchase method of accounting resulting in goodwill of $2,526 which is being amortized over five years. A liability of $58,875 has been reflected in the Company's consolidated balance sheet as of June 30, 2000 to reflect the minority interest in Sports.com not owned by the Company.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

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

if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 8,400,935 and 8,014,387 options and warrants outstanding at June 30, 2000 and 1999, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

Revenue by Type

         Revenue by type for the three months and six months ended June 30, 2000 and 1999 is as follows:

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       ------------------    ------------------
                                         2000       1999       2000       1999
                                       -------    -------    -------    -------
Advertising .......................... $19,820    $ 6,397    $38,696    $12,285
Subscription based services ..........   1,921      1,318      3,134      2,659
E-commerce ...........................      36      3,661         64      5,882
Content licensing and other ..........   2,540      1,647      5,101      3,255
                                       -------    -------    -------    -------
                                       $24,317    $13,023    $46,995    $24,081
                                       =======    =======    =======    =======

         Barter transactions, in which the Company primarily received advertising in exchange for content or advertising on its Web sites, accounted for approximately 15% and 20% of total revenue for the three months ended June 30, 2000 and 1999, respectively. Barter transactions are recorded on a basis consistent with similar recent cash transactions of the Company pursuant to EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." Barter transactions accounted for 15% and 19% of total revenue for the six months ended June 30, 2000 and 1999, respectively.

Recent Accounting Pronouncements

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The Company has elected to disclose comprehensive income (loss) in the consolidated statements of stockholders' equity. For the three and six months ended June 30, 1999, comprehensive loss equaled net loss.

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

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

         A summary of the segment financial information is as follows:

                                            Three Months Ended  Six Months Ended
                                              June 30, 2000      June 30, 2000
                                                ---------          ---------
Total Revenue:
     United States .........................    $  22,245          $  43,412
     Europe ................................        2,072              3,583
                                                ---------          ---------
                                                $  24,317          $  46,995
                                                =========          =========
Loss from operations
     United States .........................    $ (11,173)         $ (22,932)
     Europe ................................       (8,548)           (15,118)
                                                ---------          ---------
                                                $ (19,721)         $ (38,050)
                                                =========          =========
Interest and other income (expense), net:
     United States .........................    $   2,244          $   4,070
     Europe ................................          484              1,977
                                                ---------          ---------
                                                $   2,728          $   6,047
                                                =========          =========
Gain on sale of e-commerce subsidiaries:
     United States .........................    $      --          $   7,814
     Europe ................................           --                 --
                                                ---------          ---------
                                                $      --          $   7,814
                                                =========          =========
Net Loss:
     United States .........................    $  (8,929)         $ (11,048)
     Europe ................................       (8,064)           (13,141)
                                                ---------          ---------
                                                $ (16,993)         $ (24,189)
                                                =========          =========
Total assets as of June 30, 2000:
     United States .........................    $ 373,656
     Europe ................................       50,621
                                                ---------
                                                $ 424,277
                                                =========

(3) COMMITMENTS AND CONTINGENCIES:

         On December 28, 1999, an action entitled Fantasy Sports Properties, Inc. v. SportsLine.com, Inc., Yahoo! Inc., ESPN, Inc. and Sandbox Entertainment, Inc., was commenced in the United States District Court for the Eastern District of Virginia. The plaintiff seeks damages and injunctive relief for the alleged infringement by the Company and the named co-defendants of a U.S. patent entitled "Computerized Statistical Football Game," which is allegedly owned by the plaintiff. The Company in its Answer, Affirmative Defenses and Counterclaim has taken the position that it has not infringed the subject patent and that the patent is invalid, and has sought a declaratory judgment of non-infringement and invalidity. The Company intends to vigorously defend itself in this action.

         On August 16, 1999, an action entitled Shopsports.com v. SportsLine USA, Inc., was commenced in the United States Court for the Central District of California. The plaintiff seeks damages and injunctive relief in connection with the Company's use of the

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
             (amounts in thousands except share and per share data)

(3) COMMITMENTS AND CONTINGENCIES:--(Continued)

tertiary domain name "shop.sportsline.com" which the plaintiff alleges infringes on the plaintiff's trademark rights. The action has been consolidated with a declaratory judgment action, commenced by the Company, seeking a judgment that the use of the tertiary URL "shop.sportsline.com" did not infringe on plaintiff's trademark rights. The Company intends to vigorously defend itself in this action.

         From time to time, the Company is involved in other litigation arising out of its operations in the normal course of business. In the opinion of management, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company's products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company's Securities and Exchange Commission filings, including those discussed under the caption "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Results of Operations

Revenue

         Total revenue for the quarter ended June 30, 2000 and 1999 was $24,317,000 and $13,023,000, respectively. Total revenue for the six months ended June 30, 2000 and 1999 was $46,995,000 and $24,081,000, respectively. The increase in revenue was primarily due to increased advertising sales and content licensing. Advertising revenue for the three months ended June 30, 2000 and 1999 represented 82% and 49%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold generating additional advertising on the Company's Web sites and the recognition of revenue recognized under the MVP.com agreement which commenced during the first quarter of 2000. Contributing to the increase in advertising sales during the six months ended June 30, 2000 were (i) increased spending by repeat traditional advertisers such as Anheuser Busch, Delta Airlines and MasterCard,
(ii) increased revenue from major golf tournaments such as The Masters and the US Open as a result of the Company capitalizing on its relationship with the PGA TOUR and (iii) increased cross-selling efforts pursuant to the Company's relationship with CBS.

         Subscription based services revenue increased $603,000 in the three months ended June 30, 2000 compared to the same period in 1999 and $475,000 in the six months ended June 30, 2000 compared to the same period in 1999. Subscription based services revenue decreased in 2000 due to a restructuring of the Company's membership program, however, commencing in the second quarter of 2000 the Company began to recognize subscription revenue relating to statistical data and other content as a result of its acquisition of DBC Sports in April 2000. In July 2000, the Company began offering its fantasy products and services for free which will result in a decline in subscription revenue in further periods. However, the Company expects this new strategy to result in an increase in fantasy players and enhance its ability to generate incremental advertising revenue through database marketing and new sponsorships.

         E-commerce revenue decreased to $36,000 in the three months ended June 30, 2000 from $3,661,000 for the three months ended June 30, 1999. E-commerce revenue decreased to $64,000 for the six months ended June 30, 2000 from $5,882,000 for the six months ended June 30, 1999. Effective as of January 1, 2000, the Company sold its domestic e-commerce business to MVP.com, Inc. E-commerce revenue currently consists solely of revenue generated by Sports.com.

         Content licensing and other revenue increased $893,000 in the three months ended June 30, 2000 compared to the same period in 1999 and $1,846,000 in the six months ended June 30, 2000 compared to the same period in 1999. This was in part due to increased revenue as a result of the Company's agreement with AOL. Additional content revenue was generated by the Company's agreement with Excite and content revenue generated by Sports.com.

         As of June 30, 2000, the Company had current deferred revenue of $30,266,000, of which $9,273,000 related to the agreement with MVP.com, Inc. and the remainder related to agreements with Internet Sports Network and theglobe.com, and long-term deferred revenue related to the agreement with MVP.com, Inc. of $70,472,000, relating to cash, receivables or equity for which services had not yet been provided.

         Barter transactions, in which the Company primarily received advertising in exchange for content or advertising on its Web sites, accounted for approximately 15% and 20% of total revenue for the three months ended June 30, 2000 and 1999, respectively. Barter transactions accounted for 15% and 19% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Barter transactions are recorded on a basis consistent with similar recent cash transactions of the Company pursuant to EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

Cost of Revenue

         Cost of revenue for the three months ended June 30, 2000 and 1999 was $10,513,000 and $6,784,000, respectively. Cost of revenue for the six months ended June 30, 2000 and 1999 was $19,167,000 and $12,167,000 respectively. The increase in cost of revenue was primarily the result of increased revenue sharing under the Company's agreements with CBS, Major League Baseball and the PGA TOUR and, to a lesser extent, increases in the costs of content fees and telecommunications needed to support and deliver services. Also contributing to the increase was Sports.com's relatively high level of employee costs required for its start up (Sports.com accounted for 28% of total consolidated cost of revenue in the second quarter of 2000). As a percentage of revenue, cost of revenue decreased to 43% for the three months ended June 30, 2000 from 52% for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999 cost of revenue decreased to 41% from 51%.

Gross Profit

         Gross profit for the three months ended June 30, 2000 and 1999 was $13,804,000 and $6,239,000, respectively. Gross profit for the six months ended June 30, 2000 and 1999 was $27,828,000 and $11,914,000 respectively. The increase in gross profit was primarily attributable to an increase in advertising revenue. E-commerce revenue historically has had lower gross profit margins than advertising revenue; effective January 1, 2000, the Company sold its domestic e-commerce business to MVP.com, Inc. Consequently, as a percentage of revenue, gross profit increased to 57% for the three months ended June 30, 2000 from 48% for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999 gross profit increased to 59% from 49%.

Operating Expenses

         Product Development. For the three months ended June 30, 2000 and 1999, product development costs were $392,000 and $405,000, respectively. For the six months ended June 30, 2000 and 1999, product development costs were $833,000 and $762,000, respectively. The Company believes that investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest resources in product development. As a percentage of revenue, product development expense decreased to 2% for the three and six months ended June 30, 2000 from 3% for the three and six months ended June 30, 1999.

         Sales and Marketing. For the three months ended June 30, 2000 and 1999, sales and marketing expense was $13,482,000 and $8,251,000, respectively. Sales and marketing expense for the six months ended June 30, 2000 and 1999 was $25,532,000 and $15,038,000 respectively. The increase in sales and marketing expense was primarily the result of increased advertising on other Web sites and in print and other media, as well as the addition of expenses related to Sports.com partially offset by reduced expenses as a result of the sale of the Company's domestic e-commerce business effective January 1, 2000. For the three months ended June 30, 2000, Sports.com accounted for $4,675,000, or 35%, of sales and marketing expense. The Company intends to continue to aggressively promote the Sports.com brand worldwide in order to attract traffic and new users to its international Web sites. Barter transactions accounted for approximately 28% and 32% of sales and marketing expense for the three months ended June 30, 2000 and 1999, respectively and 27% and 30% of sales and marketing expense for the six months ended June 30, 2000 and 1999, respectively. As a percentage of revenue, sales and marketing expense decreased to 55% for the three months ended June 30, 2000 from 63% for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999 sales and marketing decreased to 54% from 63%, as a percentage of revenue.

         General and Administrative. General and administrative expense for the three months ended June 30, 2000 and 1999 was $9,547,000 and $4,157,000, respectively. General and administrative expense for the six months ended June 30, 2000 and 1999 was $19,159,000 and $8,018,000 respectively. The increase in general and administrative expense in each period was primarily attributable to expenses related to Sports.com, including increases in rent and occupancy expense and payroll. The increase in salary and related expenses was due to the addition of personnel, particularly in the technology area. The Company increased general and administrative expense in order to develop and maintain the administrative infrastructure necessary to support the growth of its business. Sports.com accounted for 27% of total general and administrative expense in the second quarter of 2000. The Company expects to incur additional start-up expenses as Sports.com continues its expansion in the European market. As a percentage of revenue, general and administrative expense increased to 39% for the three months ended June 30, 2000 from 32% for the three months ended June 30, 1999, and increased to 41% for the six months ended June 30, 2000 from 33% for the six months ended June 30, 1999.

         Depreciation and Amortization. Depreciation and amortization expense was $10,104,000 and $6,715,000 for the three months ended June 30, 2000 and 1999, respectively. Depreciation and amortization expense was $20,354,000 and $12,559,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in depreciation and amortization expense was primarily due to the amortization of amounts related to the Company's agreements with CBS, PGA TOUR and Westwood One and Sports.com's agreement with IMG and, to a lesser extent, additional property and equipment. Additionally, goodwill amortization increased because of acquisitions made by the Company in the second half of 1999. In future periods, the Company anticipates total amortization expense to increase as a result of the agreements mentioned above and the goodwill amortization of recent acquisitions.

         Under the Company's agreement with CBS, the Company issued shares of Common Stock and warrants to purchase Common Stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content will be recorded annually in the balance sheet as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Total expense under the CBS agreement was $8,644,000 for the six months ended June 30, 2000 and will be $8,644,000 for the remainder of 2000.

         Under the Company's current agreement with AOL, which became effective in October 1998, the Company issued shares of Common Stock and warrants to purchase Common Stock and made a cash payment in consideration of AOL's advertising and promotional efforts. The value of the advertising has been recorded on the balance sheet as deferred advertising costs and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the AOL agreement was $2,454,000 for the six months ended June 30, 2000 and will be $2,454,000 for the remainder of 2000.

         Under the Company's agreement with Westwood One, which became effective in August 1999, the Company issued shares of Common Stock in consideration for a three-year promotional and programming agreement. The value of the common stock has been recorded on the balance sheet as deferred consulting costs and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the Westwood One agreement was $1,500,000 for the six months ended June 30, 2000 and will be $1,500,000 for the remainder of 2000.

         Under the Company's agreement with PGA TOUR, which became effective in April 1999, the Company paid an up-front licensing fee of $8,500,000. The licensing fee has been recorded on the balance sheet as licensing rights and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under PGA TOUR agreement was $1,134,000 for the six months ended June 30, 2000 and will be $1,134,000 for the remainder of 2000.

         Interest Expense. Interest expense was $286,000 for the three months ended June 30, 2000 compared to $2,078,000 for the three months ended June 30, 1999. Interest expense was $575,000 for the six months ended June 30, 2000 compared to $2,264,000 for the six months ended June 30, 1999. The decrease in interest expense was primarily due to the retirement in the third and fourth quarters of 1999 of approximately $130,000,000 of the $150,000,000 principal amount of Convertible Subordinated Notes which were originally issued in March 1999.

         Interest and Other Income, Net. Interest and other income, net for the three months ended June 30, 2000 was $3,014,000 compared to $2,986,000 for the three months ended June 30, 1999. Interest and other income, net for the six months ended June 30, 2000 was $6,622,000 compared to $4,218,000 for the six months ended June 30, 1999. The increase was primarily attributable to the higher average balances of cash and cash equivalents and marketable securities. Sports.com contributed to the increase by recording a realized currency exchange gain upon receipt of funding of a private placement of preferred stock during the first quarter of 2000.

         Gain on Sale of E-Commerce Subsidiaries. Effective January 1, 2000, the Company sold to MVP.com, Inc. three of its subsidiaries which engaged in e-commerce activity (International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc.). The sale resulted in a one-time gain of $7,814,000.

Liquidity and Capital Resources

         As of June 30, 2000, the Company's primary source of liquidity consisted of $83,737,000 in cash and cash equivalents, an increase of $37,769,000 from December 31, 1999, and $73,451,000 in current marketable securities, an increase of $48,498,000 from December 31, 1999. The increase in cash and cash equivalents is primarily due to a private placement of preferred stock by Sports.com in the first quarter of 2000 and an increase in current marketable securities as a result of changes in investment maturities (which was offset by a decrease of $50,052,000 in noncurrent marketable securities from December 31, 1999).

         The Company has obtained revolving credit facilities that provide for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of June 30, 2000, the Company owed $53,000 under these facilities.

         As of June 30, 2000, current deferred advertising and content costs totaled $19,530,000 and long-term deferred advertising and content costs totaled $21,299,000, which represented costs related to the CBS and AOL agreements. These amounts will be amortized to depreciation and amortization expense over the terms of the respective agreement. Accrued liabilities totaled $21,310,000 as of June 30, 2000, an increase of $9,182,000 from December 31, 1999, primarily due to increases in accruals for expenses related to sale of the subsidiaries to MVP.com, Inc. and revenue sharing.

         Net cash used in operating activities was $9,704,000 and $15,348,000 for the six months ended June 30, 2000 and 1999, respectively. The principal uses of cash for all periods were to fund the Company's net losses from operations and the increase in accounts receivable, partially offset by increases in depreciation and amortization and accrued liabilities.

         Net cash used in investing activities was $14,736,000 and $64,498,000 for the six months ended June 30, 2000 and 1999, respectively. The principal use of cash during 2000 in investing activities was for the purchases of property and equipment related to the Company's facilities. In 1999, net cash used in investing activities was primarily for the purchase of current and non-current marketable securities.

         Net cash provided by financing activities was $66,049,000 and $156,897,000 for the six months ended June 30, 2000 and 1999, respectively. Financing activities in 2000 consisted principally of the issuance of a private placement of preferred stock by Sports.com and the exercise of warrants by CBS. In 1999, financing activities consisted mainly of the issuance of the Convertible Subordinated Notes.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $6.0 million of property and equipment during the remainder of 2000, primarily computer equipment and furniture and fixtures related to the growth of the business, including the expansion of Sports.com's infrastructure in Europe. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

         The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next 24 to 36 months. However, the Company expects to continue to incur significant operating losses on a consolidated basis for at least the next 24 to 36 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

Seasonality

         The Company expects that its revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events that do not occur every year, such as the Olympics and the World Cup events. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse affect on the Company's business, results of operations and financial condition.

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

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGE IN SECURITIES

Sales of Unregistered Securities during the Three Months Ended June 30, 2000

         During the three months ended June 30, 2000, the Company issued and sold the following securities without registration under the Securities Act:

         In April 2000, in connection with the acquisition of DBC Sports, the Company issued to Data Broadcasting Corporation 277,152 shares of common stock.

         In June 2000, the Company issued warrants to purchase 30,000 shares of common stock at an exercise price of $25.25 to Planned Licensing, Inc. in exchange for the continued consulting and promotional services of Joe Namath.

         In May 2000, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $11.4375 to JAE Endorsements, Inc. in exchange for the promotional services of John Elway.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2000 Annual Meeting of Stockholders on June 12, 2000. There were 26,323,683 shares of Common Stock entitled to vote at the meeting and a total of 22,728,994 shares were represented at the meeting in person or by proxy. Following are descriptions of the matters voted on and the results of such meeting:

Proposal 1. Election of Directors
                                            Total Vote For   Total Vote Against
                                            Each Director       Each Director
                                            --------------   ------------------
         Gerry Hogan......................    22,653,871           75,123

         Sean McManus.....................    22,561,515          167,479

         Michael P. Schulhof..............    22,286,983          442,011

Proposal 2. Amendment of amendment to the Company's 1997 Incentive Compensation
            Plan to increase the number of shares available for grant thereunder from 5,500,000 to 8,000,000:

   For                  Against                 Abstain               Non-Votes
14,678,699             4,241,447                539,308               3,269,540

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             10.1     Amendment to the Employment Agreement of Michael Levy
             27.1     Financial Data Schedule

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                    SPORTSLINE.COM, INC.
                                             (Registrant)


                                         /S/ MICHAEL LEVY
                                         -------------------------------------
                                         Michael Levy
                                         President and Chief Executive Officer


                                         /S/ KENNETH W. SANDERS
                                         -------------------------------------
                                         Kenneth W. Sanders
                                         Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
 10.1             Amendment to the Employment Agreement of Michael Levy
 27.1             Financial Data Schedule