Form 10-Q
period 2000-09-30
SPORTSLINE COM INC
filed 2000-11-13
CIK 945688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One) [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         Commission file number 0-23337

                              SPORTSLINE.COM, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                    65-0470894
(State or other jurisdiction of              I.R.S. Employer Identification No.)
 incorporation or organization)

     2200 W. Cypress Creek Road
      Fort Lauderdale, Florida                            33309
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

         Number of shares of common stock outstanding as of September 30, 2000:
26,442,669

                               Page 1 of 16 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                   ----
Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2000 and December 31, 1999.................... 3

Condensed Consolidated Statements of Operations (unaudited)
    for the three and nine months ended September 30, 2000 and 1999................................................. 4

Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)
    for the nine months ended September 30, 2000.................................................................... 5

Condensed Consolidated Statements of Cash Flows (unaudited)
    for the nine months ended September 30, 2000 and 1999........................................................... 6

Notes to Condensed Consolidated Financial Statements (unaudited).................................................... 7

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)

                                   (UNAUDITED)


                                                                         September 30,        December 31,
                                                                            2000                1999
                                                                            ----                ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.................................              $   73,458          $   45,968
   Marketable securities.....................................                  68,396              24,953
   Deferred advertising and content costs....................                  19,530              19,530
   Accounts receivable, net..................................                  15,908              11,875
   Prepaid expenses and other current assets.................                  11,587              14,657
                                                                           ----------          ----------
       Total current assets..................................                 188,879             116,983

NONCURRENT MARKETABLE SECURITIES.............................                     ---              50,052
LICENSING RIGHTS.............................................                   2,833               4,533
NONCURRENT DEFERRED ADVERTISING AND CONTENT..................                  15,750              32,398
PROPERTY AND EQUIPMENT, net..................................                  17,916              10,351
GOODWILL, net................................................                  37,522              42,823
OTHER ASSETS.................................................                  20,565              14,321
                                                                           ----------          ----------
                                                                           $  283,465          $  271,461
                                                                           ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable..........................................              $    2,691          $    3,296
   Accrued liabilities.......................................                  24,481              12,128
   Current portion of deferred revenue.......................                  25,106               4,160
   Current portion of capital lease obligations..............                       5                 170
                                                                           ----------          ----------
        Total current liabilities............................                  52,283              19,754

DEFERRED REVENUE - LONG TERM.................................                  65,457                 ---
CONVERTIBLE SUBORDINATED NOTES...............................                  19,608              19,608
                                                                           ----------          ----------

        Total liabilities....................................                 137,348              39,362
                                                                           ----------          ----------

MINORITY INTEREST............................................                  60,778               7,443
                                                                           ----------          ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares
       authorized, none issued and outstanding as of
       September 30, 2000 and December 31, 1999..............                     ---                 ---
   Common stock, $0.01 par value, 200,000,000 shares
        authorized, 26,442,669 and 25,358,788 issued
        and outstanding as of September 30, 2000 and
        December 31, 1999, respectively......................                     264                 254
   Additional paid-in capital................................                 354,868             333,879
   Accumulated other comprehensive income (loss).............                  (5,575)                  7
   Accumulated deficit.......................................                (264,218)           (109,484)
                                                                           ----------          ----------

       Total shareholders' equity............................                  85,339             224,656
                                                                           ----------          ----------
                                                                           $  283,465          $  271,461
                                                                           ==========          ==========

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands except share and per share data)

                                   (UNAUDITED)

                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                     September 30,
                                                                     -------------                     -------------
                                                                  2000            1999              2000            1999
                                                                  ----            ----              ----            ----

REVENUE..................................................      $   26,709     $  15,155          $   73,704      $ 39,235
COST OF REVENUE..........................................          12,219         8,329              31,386        20,496
                                                              -----------    ----------         -----------     ---------

GROSS PROFIT.............................................          14,490         6,826              42,318        18,739
                                                              -----------    ----------         -----------     ---------

OPERATING EXPENSES:
  Product development....................................             435           358               1,268         1,120
  Sales and marketing....................................          14,111        10,659              39,643        25,696
  General and administrative.............................           8,971         5,930              28,126        13,948
  Depreciation and amortization..........................          10,296         7,631              30,650        20,190
                                                              -----------    ----------         -----------     ---------

            Total operating expenses.....................          33,813        24,578              99,687        60,954
                                                              -----------    ----------         -----------     ---------

LOSS FROM OPERATIONS.....................................         (19,323)      (17,752)            (57,369)      (42,215)
INTEREST EXPENSE.........................................            (319)       (1,631)               (894)       (3,895)
INTEREST AND OTHER INCOME, net...........................           3,381         2,663              10,000         6,881
LOSS ON EQUITY INVESTMENTS...............................        (114,285)          ---            (114,285)          ---
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES..................             ---           ---               7,814           ---
                                                              -----------    ----------         -----------     ---------

LOSS BEFORE EXTRAORDINARY GAIN...........................        (130,546)      (16,720)           (154,734)      (39,229)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT ............             ---        21,808                 ---        21,808
                                                              -----------    ----------         -----------     ---------

NET INCOME (LOSS)........................................     $  (130,546)    $   5,088         $  (154,734)    $ (17,421)
                                                              ===========    ==========         ===========     =========

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
     Loss per share before extraordinary gain............     $     (4.94)    $   (0.72)        $     (5.91)    $   (1.74)
     Extraordinary gain..................................             ---          0.94                 ---          0.97
                                                              -----------    ----------         -----------     ---------

     Net income (loss) per share - basic and diluted.....     $     (4.94)    $    0.22         $     (5.91)     $  (0.77)
                                                              ===========    ==========         ===========     =========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC AND DILUTED......................................      26,435,512    23,262,812          26,179,127    22,585,447
                                                              ===========    ==========         ===========     =========

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (amounts in thousands except share data)

                                   (UNAUDITED)

                                                                   Additional        Other
                                                                    Paid-In      Comprehensive     Accumulated   Comprehensive
                                           Shares       Amount      Capital      Income (Loss)        Deficit        Loss
                                           ------       ------      -------      -------------        -------        ----
Balances at December 31, 1999           25,358,788      $  254     $333,879       $        7        $ (109,484)

Exercise of CBS warrants                   500,000           5       11,495               --                --

Noncash issuance of common stock and
  options pursuant to acquisition of
  subsidiary                               277,152           3        8,161               --                --

Noncash issuance of common stock
   and options pursuant to sale
   of subsidiaries                          28,439          --        2,888               --                --

Equity activity of subsidiary                   --          --       (5,087)              --                --

Issuance of common stock pursuant to
the Employee Stock Purchase Plan            33,058          --          531               --                --

Net proceeds from exercise of common
   stock warrants                           57,000           1          364               --                --

Noncash issuance of common stock
   warrants                                     --          --        1,195               --                --

Issuance of common stock from exercise
  of employee options                      188,232           1        1,442               --                --

Comprehensive loss:
Net loss                                        --          --           --               --          (154,734)      $ (154,734)

Cumulative translation adjustment               --          --           --           (5,582)               --           (5,582)
                                                                                                                     -----------
Comprehensive loss                                                                                                   $ (160,316)
                                                                                                                     ===========
                                       ------------------------------------------------------------------------
Balances at September 30, 2000          26,442,669      $  264     $354,868           (5,575)        $(264,218)
                                       ========================================================================

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        ------------------------
                                                                                          2000             1999
                                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ......................................................................     $(154,734)     $ (17,421)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .............................................        30,650         20,190
        Other noncash expenses ....................................................         1,567            309
        Minority interest in consolidated subsidiaries ............................        (1,992)           (95)
        Loss on equity investments ................................................       114,285             --
        Gain on sale of e-commerce subsidiaries ...................................        (7,814)            --
        Extraordinary gain on extinquishment of debt ..............................            --        (21,808)
        Changes in operating assets and liabilities
           Accounts receivable ....................................................        (5,481)        (3,881)
           Prepaid expenses and other current assets ..............................         3,098         (3,378)
           Accounts payable .......................................................         1,367         (1,943)
           Accrued liabilities ....................................................        10,417          4,220
           Deferred revenue .......................................................       (11,424)           624
                                                                                        ---------      ---------
           Net cash used in operating activities ..................................       (20,061)       (23,183)
                                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales (Purchases) of marketable securities, net ...............................         1,608        (47,228)
    Purchases of property and equipment ...........................................       (14,579)        (5,051)
    Purchase of licensing rights ..................................................            --         (8,500)
    Acquisition of businesses .....................................................           (11)        (4,287)
                                                                                        ---------      ---------
           Net cash used in investing activities ..................................       (12,982)       (65,066)
                                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock of subsidiary .......................        52,500          7,500
    Net proceeds from issuance of common stock and exercise of common
        stock warrants and options ................................................        13,839          5,894
    Proceeds from issuance of convertible subordinated notes, net of costs ........            --        145,445
    Repurchase of convertible subordinated notes ..................................            --        (37,568)
    Repayment of capital lease obligations and long term borrowings ...............          (159)          (197)
                                                                                        ---------      ---------
           Net cash provided by financing activities ..............................        66,180        121,074
                                                                                        ---------      ---------

    Effect of exchange rate changes on cash .......................................        (5,647)            --
                                                                                        ---------      ---------

Net increase in cash and cash equivalents .........................................        27,490         32,825
CASH AND CASH EQUIVALENTS, beginning of period ....................................        45,968         31,684
                                                                                        =========      =========
CASH AND CASH EQUIVALENTS, end of period ..........................................     $  73,458      $  64,509
                                                                                        =========      =========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Noncash portion of sale of e-commerce subsidiaries ............................     $   3,579      $      --
                                                                                        =========      =========
    Noncash investments in businesses .............................................     $ 103,297      $      --
                                                                                        =========      =========
    Noncash issuance of common stock warrants to PGA Tour .........................     $      --      $   3,238
                                                                                        =========      =========
    Noncash issuance of common stock pursuant to acquisition of subsidiary ........     $   8,164      $   3,147
                                                                                        =========      =========
    Noncash issuance of common stock of subsidiary ................................     $      --      $   4,936
                                                                                        =========      =========
    Noncash issuance of common stock and options pursuant to sale of subsidiaries       $   2,888      $      --
                                                                                        =========      =========
    Noncash issuance of common stock warrants .....................................     $   1,195      $      --
                                                                                        =========      =========
    Noncash issuance of common stock and common stock warrants pursuant
        to CBS agreement ..........................................................     $      --      $  59,688
                                                                                        =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ........................................................     $     988      $   2,376
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

         The Company acquired International Golf Outlet, Inc. in June 1998 and TennisDirect.com, Inc. in August 1999, and accounted for these transactions using the purchase method of accounting. The purchases resulted in goodwill of $3,180. Such goodwill was being amortized over an estimated life of ten years. In May 1999, the Company acquired Golf Club Trader, Inc. The purchase was accounted for using the pooling-of-interests method of accounting. As of January 2000, the aforementioned companies were sold to MVP.com, Inc. ("MVP") in exchange for an equity interest in MVP resulting in a one-time gain of $7,814. In addition, the Company entered into a 10-year strategic e-commerce and marketing agreement with MVP pursuant to which MVP operates the Company's domestic e-commerce business. These transactions with MVP resulted in the Company receiving an investment in MVP totaling $100,000. Such investment was initially recorded at estimated fair value. During the third quarter 2000, the Company deemed its investment in MVP to be permanently impaired and wrote down the value of its investment to $5,000. The Company's estimate was based on the recent market downturn during the second and third quarters of 2000 which caused similar declines in publicly-traded internet e-commerce companies' market values, the difficulty experienced by MVP in raising additional capital and an assessment of MVP's financial condition and prospects. Additionally, MVP is overdue with its scheduled payment for the fourth quarter of 2000 and is negotiating with the Company and its other financial and strategic partners to obtain additional funding. The Company also is discussing with MVP a potential restructuring of payment terms for the remainder of the MVP agreement, conditioned on MVP securing additional financing. The Company cannot currently predict the outcome of these discussions. Furthermore, several of the Company's other equity investments in certain Internet companies have been adversely affected by the recent market downturn and these were written down by $19,285.

         Sports.com was formed in May 1999. In May 1999, Sports.com purchased SportsWeb, which was accounted for using the purchase method of accounting, which resulted in goodwill of $584 that is being amortized over five years. In June 1999, Sports.com acquired the sports division of Infosis Group. The Company also accounted for this transaction using the purchase method of accounting resulting in goodwill of $2,526 which is being amortized over five years. A liability of $60,778 has been reflected in the Company's consolidated balance sheet as of September 30, 2000 to reflect the minority interest in Sports.com. The Company consolidates 100% of the losses of Sports.com which has historically been offset by the allocation of a portion of such losses to third party holders of Sports.com common stock. However, pursuant to generally accepted accounting principles, the Company is only able to allocate such losses to third party holders of common stock up to the amount of such third parties' investment in the common stock. Accordingly, in future periods, the Company expects to recognize 100% of the losses of Sports.com without offsets.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
             (amounts in thousands except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

Per Share Amounts

         Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 8,573,357 and 8,120,472 options and warrants outstanding at September 30, 2000 and 1999, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

Revenue by Type

         Revenue by type for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                   ---------------------------------------------------------------

                                                        2000            1999              2000            1999
                                                        ----            ----              ----            ----
Advertising........................................     $20,907           $7,797           $59,604         $20,082
Subscription based services........................       1,780            1,338             4,913           3,996
E-commerce.........................................          29            3,660                93           9,542
Content licensing and other........................       3,993            2,360             9,094           5,615
                                                   ------------      -----------       -----------     -----------
                                                        $26,709          $15,155           $73,704         $39,235
                                                   ============      ===========       ===========     ===========

         Barter transactions, in which the Company primarily received advertising in exchange for content or advertising on its Web sites, accounted for approximately 14% and 18% of total revenue for the three months ended September 30, 2000 and 1999, respectively. Barter transactions are recorded on a basis consistent with similar recent cash transactions of the Company pursuant to EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." Barter transactions accounted for 15% and 19% of total revenue for the nine months ended September 30, 2000 and 1999, respectively.

         Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 17% and 0% of total revenue for the three months ended September 30, 2000 and 1999, respectively, and 15% and 0% of total revenue for the nine months ended September 30, 2000 and 1999, respectively.

Recent Accounting Pronouncements

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The Company has elected to disclose comprehensive income (loss) in the consolidated statements of stockholders' equity. For the three and nine months ended September 30, 1999, comprehensive loss equaled net loss. For the three and nine months ended September 30, 2000, comprehensive loss equaled $132,119 and $160,316, respectively.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as further amended by SFAS No. 138, will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as the Company currently has no derivatives.

         The Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations. The Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations.

         In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Application of the provisions of this consensus did not change the Company's existing accounting policies.

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

         A summary of the segment financial information is as follows:

                                                Three Months Ended                             Nine Months Ended
                                     September 30, 2000    September 30, 1999      September 30, 2000   September 30, 1999
                                   ---------------------------------------------   ------------------------------------------

Total revenue:
  United States                    $       23,701         $      14,579            $       67,113       $      38,659
  Europe                                    3,008                   576                     6,591                 576
                                   ---------------------  ----------------------   -------------------  ---------------------
                                   $       26,709         $      15,155            $       73,704       $      39,235
                                   =====================  ======================   ===================  =====================

Loss from operations:
  United States                    $      (11,345)        $     (16,064)           $      (34,276)      $     (40,527)
  Europe                                   (7,978)               (1,688)                  (23,093)             (1,688)
                                   ---------------------  ----------------------   -------------------  ---------------------
                                   $      (19,323)        $     (17,752)           $      (57,369)      $     (42,215)
                                   =====================  ======================   ===================  =====================

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
             (amounts in thousands except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

Interest income (expense), net:
  United States                    $        2,685         $         881            $        6,753       $       2,835
  Europe                                      377                   151                     2,353                 151
                                   ---------------------  ----------------------   -------------------  ---------------------
                                   $        3,062         $       1,032            $        9,106       $       2,986
                                   =====================  ======================   ===================  =====================

Net loss before extraordinary gain:
  United States                    $     (122,945)        $     (15,183)           $     (133,994)      $     (37,692)
  Europe                                   (7,601)               (1,537)                  (20,740)             (1,537)
                                   ---------------------  ----------------------   -------------------  ---------------------
                                   $     (130,546)        $     (16,720)           $     (154,734)      $     (39,229)
                                   =====================  ======================   ===================  =====================

Total assets as of September 30:
  United States                                                                    $      241,729       $     282,929
  Europe                                                                                   41,736              14,426
                                                                                   -------------------  ---------------------
                                                                                   $      283,465       $     297,355
                                                                                   ==========================================

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

Results of Operations

Revenue

         Total revenue for the quarter ended September 30, 2000 and 1999 was $26,709,000 and $15,155,000, respectively. Total revenue for the nine months ended September 30, 2000 and 1999 was $73,704,000 and $39,235,000, respectively. The increase in revenue was primarily due to increased advertising sales and content licensing. Advertising revenue for the three months ended September 30, 2000 and 1999 represented 78% and 51%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold and revenue recognized under the MVP agreement which commenced during the first quarter of 2000. Contributing to the increase in advertising sales during the three and nine months ended September 30, 2000 were (i) increased spending by repeat traditional advertisers such as Anheuser Busch, MasterCard, and Miller Lite; (ii) increased revenue from major golf tournaments such as The PGA Championship as a result of the Company capitalizing on its relationship with the PGA TOUR; (iii) increased cross-selling efforts pursuant to the Company's relationship with CBS during the start of the NCAA Football and NFL seasons; (iv) the shift from paid to free fantasy enabling the Company to allow advertisers such as Miller Lite to capitalize on a larger audience and (v) an increase in the number of impressions available for sale. MVP is overdue with its scheduled payment for the fourth quarter of 2000 and is negotiating with the Company and its other financial and strategic partners to obtain additional funding. The Company also is discussing with MVP a potential restructuring of payment terms for the remainder of the MVP agreement, conditioned on MVP securing additional financing. The Company cannot currently predict the outcome of these discussions.

         Subscription based services revenue increased $442,000 in the three months ended September 30, 2000 compared to the same period in 1999 and $917,000 in the nine months ended September 30, 2000 compared to the same period in 1999. Subscription based services revenue from memberships decreased in 2000 due to a restructuring of the Company's membership program. However, commencing in the second quarter of 2000 the Company began to recognize subscription revenue relating to statistical data and other content as a result of its acquisition of DBC Sports. In July 2000, the Company began offering its fantasy products and services for free which will result in a decline in subscription service revenue in further periods. However, the Company expects this new strategy to result in an increase in fantasy players and enhance its ability to generate incremental advertising revenue through database marketing and new sponsorship and advertising sales.

         E-commerce revenue decreased to $29,000 in the three months ended September 30, 2000 from $3,660,000 for the three months ended September 30, 1999. E-commerce revenue decreased to $93,000 in the nine months ended September 30, 2000 from $9,542,000 for the nine months ended September 30, 1999. Effective as of January 1, 2000, the Company sold its domestic e-commerce business to MVP. E-commerce revenue currently consists solely of revenue generated by Sports.com.

         Content licensing and other revenue increased $1,633,000 in the three months ended September 30, 2000 compared to the same period in 1999 and $3,479,000 in the nine months ended September 30, 2000 compared to the same period in 1999. The increase in content revenue was mostly due to fees generated by Sports.com for the production of the official French Olympic site and to a lesser extent other international content revenue.

         As of September 30, 2000, the Company had current deferred revenue of $25,106,000, of which $14,126,000 related to its multi-year agreements with Internet Sports Network and theglobe.com, and $65,457,000 of long-term deferred revenue related to the agreement with MVP relating to services which had not yet been provided.

         Barter transactions, in which the Company primarily received advertising in exchange for content or advertising on its Web sites, accounted for approximately 14% and 18% of total revenue for the three months ended September 30, 2000 and 1999, respectively. Barter transactions accounted for 15% and 19% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Barter transactions are recorded on a basis consistent with similar recent cash transactions of the Company pursuant to EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." Management intends to continue to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

         Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion, accounted for approximately 17% and 0% of total revenue for the three months ended September 30, 2000 and 1999, respectively, and 15% and 0% of total revenue for the nine months ended September 30, 2000 and 1999, respectively.

Cost of Revenue

         Cost of revenue for the three months ended September 30, 2000 and 1999 was $12,219,000 and $8,329,000, respectively. Cost of revenue for the nine months ended September 30, 2000 and 1999 was $31,386,000 and $20,496,000
respectively. The increase in cost of revenue was primarily the result of increased revenue sharing under the Company's agreements with CBS, Major League Baseball and the PGA TOUR and, to a lesser extent, increases in the costs of content fees and telecommunications needed to support and deliver services. Also contributing to the increase was Sports.com's production costs related to the French Olympic site and the continuing high level of employee costs required for its start up (Sports.com accounted for 35% of total consolidated cost of revenue in the third quarter of 2000). As a percentage of revenue, cost of revenue decreased to 46% for the three months ended September 30, 2000 from 55% for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999 cost of revenue decreased to 43% from 52%.

Gross Profit

         Gross profit for the three months ended September 30, 2000 and 1999 was $14,490,000 and $6,826,000, respectively. Gross profit for the nine months ended September 30, 2000 and 1999 was $42,318,000 and $18,739,000 respectively. The increase in gross profit was primarily attributable to an increase in advertising revenue as a percentage of total revenues and the decrease in e-commerce revenue. E-commerce revenue historically has had lower gross profit margins than advertising revenue; effective January 1, 2000, the Company sold its domestic e-commerce business to MVP. Consequently, as a percentage of revenue, gross profit increased to 54% for the three months ended September 30, 2000 from 45% for the three months ended June 30, 1999. For the nine months ended September 30, 2000 and 1999 gross profit increased to 57% from 48%.

Operating Expenses

         Product Development. For the three months ended September 30, 2000 and 1999, product development costs were $435,000 and $358,000, respectively. For the nine months ended September 30, 2000 and 1999, product development costs were $1,268,000 and $1,120,000, respectively. The Company believes that investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest resources in product development. As a percentage of revenue, product development expense was 2% for the three and nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999.

         Sales and Marketing. For the three months ended September 30, 2000 and 1999, sales and marketing expense was $14,111,000 and $10,659,000, respectively. Sales and marketing expense for the nine months ended September 30, 2000 and 1999 was $39,643,000 and $25,696,000 respectively. The increase in sales and marketing expense was primarily the result of increased advertising in television and other related to the launch of the Company's free fantasy offerings, as well as the addition of expenses related to Sports.com. These increases were partially offset by expenses eliminated or reduced as a result of the sale of the Company's domestic e-commerce business effective January 1, 2000. For the three months ended September 30, 2000, Sports.com accounted for $3,928,000, or 28%, of sales and marketing expense. Barter transactions accounted for approximately 28% and 26% of sales and marketing expense for the three months ended September 30, 2000 and 1999, respectively and 27% and 29% of sales and marketing expense for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of revenue, sales and marketing expense decreased to 53% for the three months ended September 30, 2000 from 70% for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999 sales and marketing decreased to 54% from 65%, as a percentage of revenue.

         General and Administrative. General and administrative expense for the three months ended September 30, 2000 and 1999 was $8,971,000 and $5,930,000, respectively. General and administrative expense for the nine months ended September 30, 2000 and 1999 was $28,126,000 and $13,948,000 respectively. The increase in general and administrative expense in the third period was primarily attributable to expenses related to Sports.com, including increases in rent and occupancy expense and payroll. The increase in salary and related expenses was due to the addition of personnel, particularly in the technology area. The Company increased general and administrative expense in order to develop and maintain the administrative infrastructure necessary to support the growth of its business. Sports.com accounted for 27% of total general and administrative expense in the third quarter of 2000. The Company expects to incur additional start-up expenses as Sports.com continues its expansion in the European market. As a percentage of revenue, general and administrative expense decreased to 34% for the three months ended September 30, 2000 from 39% for the three months ended September 30, 1999, and increased to 38% for the nine months ended September 30, 2000 from 36% for the nine months ended September 30, 1999.

         Depreciation and Amortization. Depreciation and amortization expense was $10,296,000 and $7,631,000 for the three months ended September 30, 2000 and 1999, respectively. Depreciation and amortization expense was $30,650,000 and $20,190,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in depreciation and amortization expense was primarily due to the amortization of amounts related to the Company's agreements with CBS, PGA TOUR and Westwood One and Sports.com's agreement with IMG and, to a lesser extent, additional property and equipment. Additionally, goodwill amortization increased because of acquisitions made by the Company in the second half of 1999. In future periods, the Company anticipates total amortization expense to increase as a result of the agreements mentioned above and the goodwill amortization of recent acquisitions.

         Under the Company's agreement with CBS, the Company issued shares of Common Stock and warrants to purchase Common Stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content will be recorded annually in the balance sheet as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Total expense under the CBS agreement was $12,966,000 for the nine months ended September 30, 2000 and will be $4,322,000 for the remainder of 2000.

      Under the Company's current agreement with AOL, which became effective in October 1998, the Company issued shares of Common Stock and warrants to purchase Common Stock and made a cash payment in consideration of AOL's advertising and promotional efforts. The value of the advertising has been recorded on the balance sheet as deferred advertising costs and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the AOL agreement was $3,681,000 for the nine months ended September 30, 2000 and will be $1,227,000 for the remainder of 2000. The AOL agreement expires in October 2001.

         Under the Company's agreement with Westwood One, which became effective in August 1999, the Company issued shares of Common Stock in consideration for a three-year promotional and programming agreement. The value of the common stock has been recorded on the balance sheet as deferred consulting costs and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the Westwood One agreement was $2,250,000 for the nine months ended September 30, 2000 and will be $750,000 for the remainder of 2000.

         Under the Company's agreement with PGA TOUR, which became effective in April 1999, the Company paid an up-front licensing fee of $8,500,000. The licensing fee has been recorded on the balance sheet as licensing rights and is amortized to depreciation and amortization expense over each related contract year. Total amortization expense under PGA TOUR agreement was $1,701,000 for the nine months ended September 30, 2000 and will be $567,000 for the remainder of 2000.

         Interest Expense. Interest expense was $319,000 for the three months ended September 30, 2000 compared to $1,631,000 for the three months ended September 30, 1999. Interest expense was $894,000 for the nine months ended September 30, 2000 compared to $3,895,000 for the nine months ended September 30, 1999. The decrease in interest expense was primarily due to the retirement in the third and fourth quarters of 1999 of approximately $130,000,000 of the $150,000,000 principal amount of Convertible Subordinated Notes which were originally issued in March 1999.

         Interest and Other Income, Net. Interest and other income, net for the three months ended September 30, 2000 was $3,381,000 compared to $2,663,000 for the three months ended September 30, 1999. Interest and other income, net for the nine months ended September 30, 2000 was $10,000,000 compared to $6,881,000 for the nine months ended September 30, 1999. The increase was primarily attributable to the higher than average balances of cash and cash equivalents and marketable securities. Sports.com contributed to the increase by recording a realized gain on currency exchange upon receipt of funding of a private placement of preferred stock during the first quarter of 2000.

         Loss on Equity Investments. Several of the Company's equity investments in certain Internet companies, including MVP, have been adversely affected by the recent market downturn, which has significantly decreased their equity valuations. As a result, during the third quarter of 2000 the Company recorded a non-cash charge of $114,285,000 to write down the value of these investments to their estimated fair value as of September 30, 2000.

         Gain on Sale of E-Commerce Subsidiaries. Effective January 1, 2000, the Company sold to MVP three of its subsidiaries which engaged in e-commerce activity (International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc.). The sale resulted in a one-time gain of $7,814,000 recognized during the nine months ended September 30, 2000.

Liquidity and Capital Resources

         As of September 30, 2000, the Company's primary source of liquidity consisted of $73,458,000 in cash and cash equivalents, an increase of $27,490,000 from December 31, 1999, and $68,396,000 in current marketable securities, an increase of $43,443,000 from December 31, 1999. The increase in cash and cash equivalents is primarily due to a private placement of preferred stock by Sports.com in the first quarter of 2000. The increase in current marketable securities is the result of changes in investment maturities (which was offset by a decrease of $50,052,000 in noncurrent marketable securities from December 31, 1999).

         The Company has obtained revolving credit facilities for the lease financing of computers and other equipment purchases. Outstanding amounts under the facilities bear interest at variable rates of approximately 9%. As of September 30, 2000, the Company owed $5,000 under these facilities which will be repaid in the fourth quarter.

         As of September 30, 2000, current deferred advertising and content costs totaled $19,530,000 and long-term deferred advertising and content costs totaled $15,750,000, which represented costs related to the CBS and AOL agreements. These amounts will be amortized to depreciation and amortization expense over the terms of the respective agreement. Accrued liabilities totaled $24,481,000 as of September 30, 2000, an increase of $12,353,000 from December 31, 1999, primarily due to increases in accruals for expenses related to sale of the Company's e-commerce subsidiaries to MVP, deferred rent and revenue sharing.

         Net cash used in operating activities was $20,061,000 and $23,183,000 for the nine months ended September 30, 2000 and 1999, respectively. The principal uses of cash for all periods were to fund the Company's net losses from operations and the increase in accounts receivable and deferred revenue, partially offset by increases in depreciation and amortization and accrued liabilities.

         Net cash used in investing activities was $12,982,000 and $65,066,000 for the nine months ended September 30, 2000 and 1999, respectively. The principal use of cash during 2000 in investing activities was for the purchases of property and equipment related to the Company's facilities. In 1999, net cash used in investing activities was primarily for the purchase of current and non-current marketable securities.

         Net cash provided by financing activities was $66,180,000 and $121,074,000 for the nine months ended September 30, 2000 and 1999, respectively. Financing activities in 2000 consisted principally of the issuance of a private placement of preferred stock by Sports.com and the exercise of warrants by CBS. In 1999, financing activities consisted mainly of the issuance of the Convertible Subordinated Notes.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $3.0 million of property and equipment during the remainder of 2000, primarily computer equipment and furniture and fixtures related to the growth of the business, including the expansion of Sports.com's infrastructure in Europe. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

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

Seasonality

         The Company expects that its revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events that do not occur every year, such as the Olympics and the World Cup events. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and the cyclical nature of the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse affect on the Company's business, results of operations and financial condition.

Recent Accounting Pronouncements

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss); a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The Company has elected to disclose comprehensive income (loss) in the consolidated statements of stockholders' equity. For the three and nine months ended September 30, 1999, comprehensive loss equaled net loss. For the three and nine months ended September 30, 2000, comprehensive loss equaled $132,119 and $160,316, respectively.

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as further amended by SFAS No. 138, will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as the Company currently has no derivatives.

         The Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. Such adoption did not have a material effect on the Company's financial position or results of operations. The Emerging Issues Task Force
(EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations.

         In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Application of the provisions of this consensus did not change the Company's existing accounting policies.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         27.1     Financial Data Schedule

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2000             SPORTSLINE.COM, INC.
                                        (Registrant)


                                     /s/ Michael Levy
                                     ----------------------------------------
                                     Michael Levy
                                     President and Chief Executive Officer

                                     /s/ Kenneth W. Sanders
                                     -------------------------------
                                     Kenneth W. Sanders
                                     Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
   27.1           Financial Data Schedule