Form 10-K
period 2000-12-31
SPORTSLINE COM INC
filed 2001-03-30
CIK 945688

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

For the fiscal year ended: December 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of March 19, 2001, was approximately $122,557,518 based on the $4.78 closing price for the Common Stock on The Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

     The number of shares of Common Stock of the registrant outstanding as of March 19, 2001 was 27,363,776.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this report.

================================================================================

                                 Index to Items

                                                                                                                Page
                                                                                                                ----
PART I

         Item 1. Business.........................................................................................3
         Item 2. Properties......................................................................................18
         Item 3. Legal Proceedings...............................................................................18
         Item 4. Submission of Matters to a Vote of Security Holders.............................................18

PART II

         Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.......................19
         Item 6. Selected Financial Data.........................................................................20
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...........21
         Item 7A. Quantitative and Qualitative Disclosure About Market Risk......................................38
         Item 8. Financial Statements and Supplementary Data.....................................................40
         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............64

PART III

         Item 10. Directors and Executive Officers of the Registrant.............................................65
         Item 11. Executive Compensation.........................................................................65
         Item 12. Security Ownership of Certain Beneficial Owners and Management.................................65
         Item 13. Certain Relationships and Related Transactions.................................................65

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................65

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

         SportsLine.com, Inc. (together with its subsidiaries, "SportsLine" or the "Company"), is at the leading edge of media companies providing Internet sports content, community and e-commerce on a global basis. SportsLine's content includes more than one million pages of multimedia sports information, entertainment and merchandise. SportsLine has strategic relationships with CBS, Inc. ("CBS"), USA Networks, Westwood One, the National Football League (the "NFL"), Major League Baseball ("MLB"), the National Basketball Association (the "NBA") and the PGA TOUR and serves as the primary sports content provider for America Online and Netscape.

         The Company has established a number of important strategic relationships to increase awareness of the SportsLine brand, build traffic to its Web sites and develop proprietary programming. In March 1997, SportsLine established a strategic alliance with CBS pursuant to which SportsLine's flagship Web site was renamed "cbs.sportsline.com" and receives extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Championship, NCAA Football, PGA TOUR events and U.S. Open tennis. The CBS agreement was amended in February 1999 to extend its term through 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that its relationship with CBS, in particular the branding of its flagship Web site as "cbs.sportsline.com" and the promotion the Company receives on CBS television broadcasts, has been instrumental in establishing SportsLine as a broadly recognized consumer brand. The Company also has distribution agreements and relationships with a number of other partners including USA Networks, Westwood One, IMG, the NFL, MLB, the NBA, the PGA TOUR, America Online and Netscape. See "--- Strategic Relationships."

         In May 1999, the Company established Sports.com Limited ("Sports.com") (formerly known as SportsLine Europe Limited) as a European-based, majority owned subsidiary. Intel Corporation, MediaOne Ventures, IMG, Reuters, The Goldman Sachs Group, Inc., Michael Jordan, Shaquille O'Neal and Tiger Woods, among others, hold minority interests in Sports.com. In August 1999, the sports.com Web site was launched as the home of sports sites for fans of European sports, including soccer, rugby and cricket. Sports.com operates country-specific Web sites through locally-based operating subsidiaries that deliver real-time, in-depth European sports content and programming. As of February 2001, Sports.com has established local subsidiaries in the United Kingdom, France, Germany, Italy, Spain and Ireland. Sports.com is the primary sports content provider in the United Kingdom for AOL, BT Internet and The Financial Times' FT.com; in France for France Telecom's Voila and Wanadoo; in Germany for Freenet and GMX; in Italy for Virgilio; in Spain for Ya.com and in five European countries for Lycos Europe. Sports.com is the official Internet sports partner of Manchester United (manutd.com), the British Open Championship (opengolf.com), the French National Olympic Team (franceolympique.com) and the Official Wimbledon Championships Site (wimbledon.org).

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

      Scores and Statistics             The Company delivers continuously
                                        updated, real-time scores, schedules,
                                        standings and player and team statistics for all major professional and college sports from data providers including the Associated Press, Elias Sports Bureau and SportsTicker and directly from the NBA, MLB, NFL and WNBA.

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

      Live Game Simulations             The Company broadcasts Web-based
                                        real-time animated recreations of major
                                        sporting events including NBA, NFL, MLB, World Cup Soccer and NCAA Men's
                                        Basketball Championship games.

      Odds The Company delivers electronic odds on all major sports events from major Las Vegas casinos, including the Stardust, the MGM Grand and Bally's, plus lines from nationally recognized oddsmakers through its vegasinsider.com Web site. Additionally, the Company originates and sells odds and other statistical data to certain Las Vegas casinos.

      Local and Personalized Content    The Company packages its information and
                                        programming to enable users to follow
                                        local or regional team and event
                                        coverage, including weekly stories from
                                        college sports publications and team
                                        coverage from staff writers
                                        strategically located in cities across
                                        the nation. The Company's "My
                                        SportsLine" feature enables users to
                                        personalize the information and
                                        programming they receive over the Web.

      Community Content                 The Company hosts monitored interactive
                                        chat sessions with sports superstars and personalities, and experts on subjects such as sports memorabilia and fantasy leagues. The Company also hosts monitored forums devoted to sports-related topics.

      Audio The Company's radio studio produces live sports updates for the Westwood One Radio Network and tapes and edits audio for streaming throughout the SportsLine Web site, including interviews with superstars, notable sports personalities and regular commentary from leading sports analysts. The Company also "cybercasts" syndicated radio shows from Sports Byline USA , Sports Overnight America and various experts on sports-related topics, and produces and distributes audio clips of interviews, press conferences and other audio surrounding major sporting events.

      Video The Company produces original video programming surrounding major sports events, live video interviews with sports celebrities and "cybercasts" featuring live video interviews and daily video clips covering events such as the Super Bowl and the NCAA Men's Basketball Championship. The Company also distributes video highlights from the PGA TOUR, the NBA, MLB, CBS Sports and other sources.

      Wireless The Company delivers a subset of its content to wireless users of digital cellular phones, Web enabled cellular phones and PDAs. Users opt in for notifications to their device of NBA, NCAA Basketball, NCAA Football, NFL, NHL and MLB scoring alerts and headline alerts. The Company also produces content such as headlines, scores, injuries, transactions, standings and schedules for the above sports, plus Auto Racing, Tennis and Golf, for web enabled cellular phones and Palm devices. The Company's award winning Live products for Baseball, Basketball, Football and Hockey are also available on Palm wireless handheld devices.

   Web Sites

         cbs.sportsline.com, the Company's flagship Web site, features comprehensive, in-depth coverage of all major professional and college sports on a domestic and international basis. cbs.sportsline.com has won numerous awards, including The Top 100 Web sites, P.O.V. Magazine (2000); Top NFL Web site by Access Magazine (2000); San Francisco Chronicle Best of the Web 2000; an Outstanding Web site by the Web Marketing Association (2000); Best Football Site from Yahoo! Internet Life (2000); The Top 100 Web Sites, PC Magazine (2000); Best Sports Site by the Fort Worth Star-Telegram (1999); US News and World Report's "The Best of the Web: Sports" (1999); NetGuide's "Best Sports Site"
(1999); PC Magazine's top 100 sites on the Web (1999); the Webby Award for sports (1998); PC Magazine's top 25 sites on the Web (1997); "Editor's Choice" from UK Plus (1997); NetGuide's "Platinum Award" for overall site excellence
(1997); the Internet Services Association's "Outstanding Innovation" award for Baseball LIVE! (1996); a "Gold Medal" for Outstanding Olympic Coverage from The Wall Street Journal (1996); a "Members' Choice" designation from AOL (1996-1998); and NetGuide's "Platinum Award" as one of the best sites on the Web
(1996).

         pgatour.com, produced by the Company in association with the PGA TOUR, is a comprehensive golf site that offers the only real-time scoring on the Internet from the PGA TOUR, SENIOR PGA TOUR and BUY.COM TOUR events. The pgatour.com site also features news covering other golf organizations and international tours. Additionally, the pgatour.com site focuses on recreational golf, travel opportunities and golf instruction and features a variety of interactive tools such as course guides, reviews and message boards. The pgatour.com site also features the PGA TOUR SHOP, the official online pro shop of the PGA TOUR offering a complete line of golf equipment, accessories, apparel and other products including PGA TOUR branded merchandise. The site also incorporates the golfweb.com site, which the Company purchased in January 1998 and provides golf-related content, interactive entertainment, membership services, golf course discounts and merchandise.

         sports.com, launched as a separate Web site in August 1999, is dedicated to providing comprehensive coverage of European sports. The Web site is produced and operated by Sports.com, the Company's European subsidiary. Sports.com is Europe's leading Internet and mobile data provider of European sports content, community and commerce. With the most comprehensive European coverage in English of football, rugby, Formula One, rally, cricket, boxing, tennis, sailing and golf as well as all major sports in local languages in France, Germany,

Italy and Spain, Sports.com is the most visited European sports site, according to ABC Electronic. The Company operates country-specific Web sites through locally-based operating units that deliver real-time, in-depth European sports content, commerce and community that capitalizes on the Web's unique graphical and interactive capabilities.

         vegasinsider.com provides sports gaming information and features electronic odds on all major sports events from major Las Vegas casinos, including the Stardust, the MGM Grand and Bally's, plus lines from nationally recognized oddsmakers. Handicapping information includes commentary, matchup analysis and picks from some of the nation's leading sports handicappers. The site's news reporting is focused on a gaming perspective and provides detailed statistical and matchup analysis tools, including "against-the-spread" and "straight-up" records, team and player statistics and injury and weather reports. Live scoreboards provide breaking news and scores, updates, recaps and boxscores.

         Web Sites for Sports Superstars and Personalities. SportsLine has created and maintains Web sites for several sports superstars and personalities, including Joe Namath, Michael Jordan (jordan.sportsline.com), Tiger Woods (tigerwoods.com), Shaquille O'Neal (shaq.com), John Daly (gripitandripit.com) and Cal Ripken, Jr. (2131.com). These sites include features and insights from athletes, the opportunity to belong to fan clubs, as well as radio interviews and chat sessions from active and retired athletes from around the world of sports.

         Other Web Sites. SportsLine has created Web sites for sports organizations and major sports events, including superbowl.com (for Super Bowl
XXXV), NFL Europe.com, the San Francisco Forty-Niners NFL franchise (sf49ers.com), the World of Wrestling Magazine (wrestleline.com), the 1999 and 2000 Major League Baseball All-Star Game and the 1999 and 2000 Major League Baseball official post-season site.

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

         Other Distribution Channels

         The inclusion of the Company's content in AOL's services and the integration of the Company's content into Netscape Sports make the Company's sports content and programming readily accessible to the millions of Web users that access the Internet via these platforms. The Company, in partnership with the Westwood One Radio Network, had two radio programs in syndication as of December 31, 2000: "NFL Today," broadcast in 65 markets and "NFL Sunday," broadcast in 420 markets. The Company also intends to develop distribution and revenue opportunities in other media, including news wire services, publications and e-mail and is currently expanding its selection of wireless offerings.

Strategic Relationships

         SportsLine has established strategic relationships to provide marketing, e-commerce and cross-promotional opportunities to increase consumer awareness of the SportsLine brand and other brands owned by the Company, to build traffic on its Web sites and to obtain exclusive sports content for its Web sites.

         CBS. In March 1997, the Company entered into a strategic alliance with CBS pursuant to which the Company's flagship Web site was renamed "cbs.sportsline.com." The agreement provides for cbs.sportsline.com to receive, among other things, extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts of events such as the NFL, the NCAA Men's Basketball Championship, NCAA Football, PGA TOUR events and U.S. Open tennis. In addition, the Company has the right to use certain CBS logos and television-related sports content on cbs.sportsline.com and in connection with the operation and promotion of that Web site. CBS and the Company seek to maximize revenue through a joint advertising sales effort. The agreement also provides the Company access to certain CBS television-related sports content and the potential to create distribution and revenue opportunities with more than 200 CBS affiliates throughout the United States. The CBS agreement expires in 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         PGA TOUR. In April 1999, the Company entered into an exclusive five year agreement to align pgatour.com and golfweb.com Web sites and co-produce a comprehensive golf site providing real-time scoring, golf news and information regarding recreational golf, travel opportunities and golf instruction. The Company and the PGA TOUR have combined resources to develop sales and sponsorship opportunities and share revenues from the combined site. Additionally, the Company paid an upfront cash license fee and issued warrants to the PGA TOUR.

         AOL. In July 1997, the Company entered into a strategic programming and distribution agreement with America Online, Inc. ("AOL") pursuant to which cbs.sportsline.com became the first "anchor tenant" on AOL's Sports Channel. In October 1998, the Company and AOL entered into a new three-year agreement and significantly expanded their online relationship to provide Company-produced sports news and statistics, special features, major event coverage and merchandise on several key AOL brands around the world. The Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com is the premier national sports partner with a presence on all Digital City local services, currently serving 60 cities, and an anchor tenant in the Sports Channel on CompuServe. In addition, the Company became the premier provider of licensed sports equipment and apparel as well as golf products within the Sports Channel on the AOL service. The AOL agreement expires in October 2001 and there can be no assurance that it will be renewed.

         Netscape. In January 1999, the Company entered into a strategic relationship with Netscape Communications Corporation making the Company the premier sports content provider for the Netcenter Sports Channel as well as the exclusive provider for news, information and merchandise for NFL, NBA, NHL, MLB, golf, soccer, tennis, auto racing and NCAA basketball and football.

         USA Networks, Inc. In January 2001, the Company entered into a multi-year e-commerce relationship with USA Networks, Inc. ("USA") under which USA's Electronic Commerce Solutions ("ECS") was named the exclusive operator of the Company's online store, Shop SportsLine. As part of the agreement, ECS will build and service the Company's entire e-commerce infrastructure. ECS plans to re-launch the Shop SportsLine store by Spring 2001. To support the merchandising efforts of Shop SportsLine, ECS and SportsLine together will create and implement cross-promotion and database marketing plans focused on driving transactional revenue to the store. These targeted marketing plans will promote the store throughout USA's media properties, including USA Network and SCI FI Channel, and its Internet assets including Ticketmaster.com, Citysearch.com, Match.com, hoteldiscount.com and SCIFI.com.

         France Telecom Multimedia. In November 1999, Sports.com entered into a strategic agreement with France Telecom Multimedia, a subsidiary of France Telecom SA under which Sports.com produces and hosts co-branded sports channels for France Telecom's Internet portal, Voila, and its Internet service provider, Wanadoo, in France. The sites offer live match centers of events, timely analysis and real-time statistics, as well as an online store.

         Westwood One. In August 1999, the Company entered into a three-year agreement with Westwood One, Inc. Under this agreement, the Company produces sports content for Westwood One/CBS Radio Sports' coverage of live sporting events. In addition, Westwood One was granted the right to syndicate the Company's radio programs ("NFL Today" and "NFL Sunday").

         Sports Superstars and Organizations. The Company has established strategic relationships with sports superstars and personalities, including Michael Jordan, Tiger Woods, Joe Namath, Shaquille O'Neal, Cal Ripken, Jr., John Daly and John Elway. Each of these individuals has agreed to serve as a spokesperson for the Company, to permit the Company to use his or her name, likeness and photographs on promotional materials and to be available to the Company to provide input on business and marketing strategies. The Company also maintains cross-promotional relationships with other sports organizations and affinity groups including the PGA TOUR, the NFL, MLB, the NBA and the World of Wrestling Magazine.

         IMG. In July 1999, Sports.com entered into a three-year promotional and consulting agreement with IMG under which IMG provides Sports.com production services, consulting services and promotional support through IMG-owned television, event and media properties.

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

Advertising and Sales

         The Company believes that the demographics of its audience are similar to traditional sports advertisers' target market. Based on Company-sponsored market research, users of SportsLine's United States Web sites are predominantly male, 93% are between the ages of 18 to 54, 65% have college degrees and 42% have an annual income greater than $75,000. The users of Sports.com's European Web sites are predominantly male, 62% are under the age of 35 and 55% earn more than $48,000 per year. Due to the international sports featured such as rugby, soccer and cricket, the Sports.com Web sites enjoy a global audience, primarily from the United Kingdom, the United States, India, and Continental Europe.

         The Company currently derives, and expects to continue to derive, a substantial portion of its revenue from advertising on its Web sites. The Company sells "banner" advertisements that allow interested readers to link directly to the advertisers' own Web sites or to promotional sites created by SportsLine. The Company also offers sponsorship opportunities that enable advertisers to associate their corporate messages with the Company's coverage of athletes and marquee events (such as the World Series, the Super Bowl, the NCAA Men's Basketball Championship, Golf's Major events, the NBA playoffs and the Stanley Cup playoffs), its fantasy sports products, special features of the Company's Web sites (including ScoreCenters or Baseball LIVE!) and special promotions, contests and events. SportsLine targets as advertisers on its Web sites traditional sports advertisers, such as consumer product and service companies, technology companies, sporting goods manufacturers and automobile companies.

         Advertising revenue has been derived principally from short-term advertising contracts on a per-impression basis or for a fixed fee based on a minimum number of impressions. SportsLine's advertising rates generally range from $10.00 to $50.00 per thousand impressions. To enable advertisers to verify the number of impressions received by their advertisements and monitor their advertisements' effectiveness, the Company provides its advertisers with third party audit reports showing data on impressions received by their advertisements.

         The Company has developed its database marketing capabilities to offer its advertisers more targeted means to reach sports fans. SportsLine provides advertisers direct marketing vehicles by leveraging its registration process through which several hundred thousand people register each month or by targeting portions of the Company's user base, which was in excess of 3.6 million users as of December 31, 2000. Current programs in place include direct e-mail campaigns priced from $100.00 to $200.00 per thousand e-mails, as well as cost-per-lead-generation deals that are promoted on registration pages generating $1.00 to $10.00 per qualified lead.

         SportsLine's in-house sales staff develops and implements its advertising strategies, including identifying strategic accounts and developing presentations and promotional materials. The Company has sales personnel located in Fort Lauderdale, New York, Chicago, San Francisco, Los Angeles, Atlanta and Detroit. The Company also capitalizes on its cross-marketing relationships with sports superstars, personalities, organizations and affinity groups by seeking sponsorships and advertisements from their sponsors. The Company coordinates its advertising sales efforts for cbs.sportsline.com with CBS's television network advertising sales personnel.

         MVP.com, Inc. accounted for 21% of the Company's total revenue in 2000. No other customer accounted for more than 10% of the Company's revenue. No customer accounted for more than 9% of the Company's revenue during 1999.

Membership Database

         The Company has created an extensive database of members and increased page views of its web sites through the use of rewards programs, fantasy products and contests that require registration. Most of these services are offered for free on the cbs.sportsline.com website.

         There are two SportsLine Rewards programs: SportsLine Rewards, which is free, and SportsLine Rewards Plus, which is available for a fee of $39.95 per year. Both programs allow members to earn points by visiting the site, referring others to register and clicking on sponsors' advertisements. Members can redeem accumulated points in exchange for merchandise, to participate in special chats or to receive special emails. SportsLine Rewards Plus members receive greater benefits such as earning double points for visiting the site, access to exclusive contests and the ability to redeem points for exclusive tickets to sporting events and concerts.

         The Company offers free fantasy products for football, baseball, basketball, hockey, golf and auto racing. These fantasy products allow members to form their own team by assembling a group of athletes from a sport and following their performance on a weekly or daily basis. These fantasy teams can then compete in contests administered by the Company for cash or merchandise prizes or compete in leagues administered by the users on the Company's website.

         In addition, the Company provides users with the ability to design their own personal sports web pages. Once a user registers, he or she may design the content, layout and page settings of the Web site. The Company also provides registered users contests and sweepstakes in which the user can win cash, trips or merchandise. In many cases, an advertiser sponsors these contests and sweepstakes.

Merchandise

         In the first quarter of 2000, SportsLine entered into a 10-year strategic e-commerce and marketing agreement with MVP.com, Inc. ("MVP"), a sports and outdoor e-commerce company, pursuant to which MVP acquired and agreed to operate the Company's domestic e-commerce business, including SportsLine's e-commerce subsidiaries, International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc. In November 2000, SportsLine terminated its agreement with MVP due to breaches by MVP of certain provisions of the agreement. In January 2001, the Company acquired certain assets of MVP including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com

         In January 2001, the Company entered into a multi-year e-commerce relationship with USA Networks, Inc. ("USA") under which USA's Electronic Commerce Solutions ("ECS") was named the exclusive operator of the Company's online store, Shop SportsLine. As part of the agreement, ECS will build and service the Company's entire e-commerce infrastructure. ECS plans to re-launch the Shop SportsLine store by Spring 2001. To support the merchandising efforts of Shop SportsLine, ECS and SportsLine together will create and implement cross-promotion and database marketing plans focused on driving transactional revenue to the store. These targeted marketing plans will promote the store throughout USA's media properties, including USA Network and SCI FI Channel, and its Internet assets including Ticketmaster.com, Citysearch.com, Match.com, hoteldiscount.com and SCIFI.com. Certain of the Web sites acquired from MVP will also be included in the e-commerce relationship with ECS.

Marketing

         The Company's agreement with CBS provides for cbs.sportsline.com to receive extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Championship, NCAA Football, PGA TOUR events and U.S. Open tennis. The Company's agreement with Westwood One Radio Network provides the Company with extensive on-air promotion and live reads during radio broadcasts of the NFL, NCAA Football, Notre Dame Football, HBO Boxing and other special events, such as the U.S. Open and Masters golf tournaments. In addition, the Company's agreement with USA provides for promotion of the Shop SportsLine store throughout USA's media properties, including USA Network and SCI FI Channel, and its Internet assets including Ticketmaster.com, Citysearch.com, Match.com, hoteldiscount.com and SCIFI.com. Sports.com's Web sites and product attributes are promoted contextually and repeated in IMG-produced television programs such as "Trans World Sport" and "Futbol Mundial."

         Another effective source of advertising for SportsLine has been Web advertising. The Company advertises on a number of leading Web sites and its properties are listed in the directories of most major search engine sites. SportsLine also actively pursues affiliate program relationships and network partner relationships, such as its relationships with FT.com, Netscape and other popular Web sites. SportsLine also advertises in targeted publications, on outdoor billboards and on sports talk radio stations, distributes promotional materials at selected sports events and engages in an ongoing public relations campaign. SportsLine also has conducted limited direct mail campaigns targeting online or sports-oriented consumers.

         Whenever possible, the Company utilizes cross-promotional arrangements to secure advertising and other promotional considerations. SportsLine's agreements with sports organizations and affinity groups typically provide for the Company to receive exposure in any print, television and marketing vehicles utilized by the organizations or affinity groups to promote themselves or their products or services and for the distribution of the Company's promotional materials at events or industry shows in which they participate.

Member Service and Support

         The Company believes that member service and support are important to its ability to attract and retain members. The Company's member services staff provides toll free telephone and continuous e-mail support, responds to customer requests concerning technical aspects of SportsLine's Web sites or certain third party software and conducts inbound and outbound telemarketing on an 18 hour a day, seven day a week basis. The Company does not charge for service and support.

Competition

         The market for Internet services and products is highly competitive and the Company expects that competition will continue to intensify. SportsLine competes, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies: (i) Web sites targeted to sports enthusiasts generally (such as espn.com, cnnsi.com and foxsports.com) or to enthusiasts of particular sports (such as Web sites maintained by the NFL, the NBA, MLB and the NHL); (ii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites; (iii) general purpose consumer online services such as AOL and Microsoft Network, each of which provides access to sports-related content and services; (iv) vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and (v) Web search and retrieval services, such as Alta Vista, Excite@Home, Lycos, Netscape and Yahoo!, and other high-traffic Web sites. Management believes that SportsLine's most significant competitors are espn.com, Yahoo! Sports, AOL Sports, foxsports.com and cnnsi.com, all of which offer a variety of sports content.

         In Europe, Sports.com's most significant competitive challenge is from media companies that are familiar names in their respective markets and have an existing newsgathering, promotion and distribution infrastructure. Sports.com's most significant competitors include Teamtalk, 365, Skysports.com and Canal Plus.

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

Government Regulation and Legal Uncertainties

         General.

         SportsLine's Internet operations are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. The application of existing laws and regulations to SportsLine with respect to issues such as the protection of databases, user privacy, pricing, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement can be unclear. In addition, SportsLine will also be subject to new laws and regulations directly applicable to its activities. Any existing or new legislation applicable to SportsLine could expose it to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

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

         Several recently passed federal laws could have an impact on SportsLine's business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on the Company's business or subject the Company to additional liabilities.

         SportsLine posts its privacy policy and practices concerning the use and disclosure of user data. Any failure by the Company to comply with its posted privacy policy, requirements of the Federal Trade Commission (the "FTC") regarding user privacy, or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on SportsLine's business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues that could affect SportsLine's business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect the Company's business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize SportsLine's services.

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

         Nevada Regulation and Licensing

         During the second quarter of 2000, the Company's wholly-owned subsidiary, VegasInsider.com, Inc. ("VegasInsider"), purchased the DBC Sports division of Data Broadcasting Corporation, including all of the outstanding stock of Las Vegas Sports Consultants ("LVSC"). LVSC was and remains engaged in the business of selling and providing certain information to certain casinos doing business in Nevada. As such, it is required to be licensed as an "information service provider" as that term is defined by the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and is subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission") and the Nevada State Gaming Control Board (the "Nevada Board")(The Nevada Commission and the Nevada Board are collectively referred to as the "Nevada Gaming Authorities").

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and filing periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's "information services provider" operations. Gaming licenses require the periodic payment of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from the Company or a Gaming Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities.

         Prior to the acquisition of LVSC by the Company, LVSC had submitted an application with the Nevada Gaming Authorities to be licensed as an "information service provider." As a result its change of ownership, LVSC filed an amended application with the Nevada Gaming Authorities in order to reflect its new ownership structure. VegasInsider filed an application with the Nevada Gaming Authorities to be found suitable as an intermediary holding company, and the Company filed an application with the Nevada Gaming Authorities to be registered as a publicly traded company ("Registered Corporation"). In addition, certain officers and/or directors of the Company, VegasInsider and LVSC filed applications with the Nevada Gaming Authorities to be found suitable as officers and/or directors of the respective companies. In November 2000, the Nevada Board activated an investigation of the respective applications and the investigation is ongoing. However, prior to final action on the applications, LVSC is permitted under Nevada law to continue to operate its present business.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, or any of the Company's subsidiaries required to be licensed as an "information service provider" (each a "Gaming Subsidiary") in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of each Gaming Subsidiary may be required to file applications to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of a Gaming Subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or any Gaming Subsidiary, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or any Gaming Subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         The Company and each Gaming Subsidiary are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission.

         If it were determined that the Nevada Act was violated by the Company or any Gaming Subsidiary, any registration or gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, any of its Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

         After registration or licensing, any beneficial holder of the Company's voting securities (or rights to acquire such securities), regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of the Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

         The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for "investment purposes only." An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation. Under certain circumstances, the Nevada Commission may find that an entity qualifies as an "institutional investor" even if the interest held is not in a publicly registered company. However, the same maximum investment of 15% of the equity would remain.

         Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Gaming Subsidiary(ies), the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

         The Nevada Commission may, in its discretion, require the holder of any debt or similar security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;(iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         The Company and the Gaming Subsidiaries will be required to maintain current stock ledgers in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

         The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The pledge of the equity securities of a Corporate Licensee or an entity that is registered as an Intermediary Company ("Stock Pledges") also requires the prior approval of the Nevada Commission. In addition, restrictions on the transfer of an equity security issued by a Corporate Licensee or Intermediary Company and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission.

         Changes in control of a Registered Corporation, Intermediary Company or Corporate Licensee through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

         License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually.

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, foreign Licensees are required to comply with certain reporting requirements imposed by the Nevada

Act. Such licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

Employees

         As of December 31, 2000, SportsLine had 465 full-time employees in the United States and Sports.com had 187 full-time employees in Europe. In the United States, 130 employees were in editorial and operations, 120 were in technical and product development, 131 were in sales and marketing and 84 were in finance and administration. In Europe, 57 employees were in editorial and operations, 67 were in technical and product development, 32 were in sales and marketing and 31 in finance and administration. The Company's future success depends in large part upon its ability to attract and retain highly qualified employees. Competition for such personnel is intense, and there can be no assurance that SportsLine will be able to retain its senior management or other key employees or that it will be able to attract and retain additional qualified personnel in the future. The Company's employees are not represented by any collective bargaining organization, and the Company considers its relations with its employees to be good.

Infrastructure, Operations and Technology

         SportsLine makes its Web sites available through multiple servers, running on Sun Solaris, Microsoft Windows and Microsoft NT operating systems. SportsLine uses the Netscape family of Commercial Applications Software for its Web servers and secure credit card capture and billing for Sun-based systems and IIS for Microsoft -based systems. Capabilities in place include bulletin boards, mail, chat, news groups, merchandising, streaming audio and video, and interactive Java and Shockwave applications.

         SportsLine maintains computer systems at its Fort Lauderdale, Florida corporate headquarters. The Company's headquarter operations are dependent upon its ability to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond the Company's control. SportsLine maintains access to and from the Internet through two third-party providers, each of which maintains a DS3 connection running at 45 megabits per second connected to two routers in the Company's facility. Redundant fiber optic cables from the Company's building connect with each local Internet provider's fiber network. SportsLine's Internet connections are fully redundant, so that if a failure in the network or equipment of one service provider occurs, traffic is automatically routed through to the other provider. All of the Company's computer equipment is powered by an uninterruptible power supply ("UPS"), which is backed up by a diesel generator designed to provide power to the UPS within seconds of a power outage. In addition, all of the Company's production systems are copied to backup tapes each night and stored at a third party, off-site storage facility. All of SportsLine's computer equipment is insured at replacement cost. Remote data centers have been built with established, co-location providers at facilities in Santa Clara, California, Sterling, Virginia and Elmsford, New York, to mirror content. The majority of the Company's website traffic is served via these co-location facilities. Distributing content provides redundancy. Each co-location facility has the capacity to serve all of the Company's traffic from one location. If, despite these and other precautions taken by the Company, SportsLine's Internet access is disrupted, SportsLine's third party providers are unable to handle higher volumes of users, or SportsLine or such third party providers experience damage or failure that causes system disruptions or other significant interruptions in SportsLine's operations, the Company's business, results of operations and financial condition could be materially adversely affected.

         The Company's European subsidiary, Sports.com is heavily dependent on SportsLine for its technical infrastructure, content building and deployment. Sports.com's Web sites are hosted from the Company's facilities in Fort Lauderdale, Florida, from Exodus Communications in Sterling, Virginia and from Globix in London, England.

Executive Officers

         The executive officers of the Company are as follows:

                 Name                         Age                                 Position
---------------------------------------   ---------   --------------------------------------------------------------------
Michael Levy........................          54       Chairman of the Board, President and Chief Executive Officer
Daniel L. Leichtenschlag............          39       President of Operations and Chief Technology Officer
Mark J. Mariani.....................          44       President, Sales and Marketing
Kenneth W. Sanders..................          44       President of Finance and Administration and Chief Financial Officer
Andrew S. Sturner...................          36       President, Corporate and Business Development
Peter Pezaris.......................          31       Senior Vice President, Product Development

         Michael Levy has served as the Chairman of the Board, President and Chief Executive Officer of the Company since its inception in February 1994. From 1979 through March 1993, Mr. Levy served as President, Chief Executive Officer and as a director of Lexicon Corporation, a high technology company specializing in data communications and signal processing technology. From January 1988 to June 1993, Mr. Levy also served as Chairman of the Board and Chief Executive Officer of Sports-Tech International, Inc., a company engaged in the development, acquisition, integration and sale of computer software, equipment and computer-aided video systems used by professional, collegiate and high school sports programs. Between June 1993 and February 1994, Mr. Levy was a private investor.

         Daniel L. Leichtenschlag has served as President of Operations and Chief Technology Officer since January 2001. Mr. Leichtenschlag joined the Company as Director of Operations in May 1995, was promoted to the position of Vice President of Engineering in 1997, became the Chief Technology Officer in 1998 and Senior Vice President of Operations in June 1999. Mr. Leichtenschlag is responsible for programming, production, technology and computer operations. Prior to joining SportsLine.com, Mr. Leichtenschlag spent 12 years in various technology management roles at General Electric including Manager, Systems Development, of Genie, GE's on-line service and Manager, UNIX Software Development.

         Mark J. Mariani has served as President, Sales and Marketing, since June 1999. He joined the Company in April 1996 as Executive Vice President, Sales. Mr. Mariani is responsible for Sales, Marketing, Radio Operations and Vegas Insider. From August 1991 to March 1996, Mr. Mariani served as Executive Vice President of Sports Sales for Turner Broadcasting Sales, Inc. From June 1990 to August 1991, Mr. Mariani served as Senior Vice President and National Sales Manager for CNN in New York, and from May 1986 to June 1990, Mr. Mariani served as Vice President for CNN Sales Midwest. Prior to joining Turner Broadcasting, Mr. Mariani served as an Account Executive for WBBM, an owned and operated CBS television station in Chicago, Illinois.

         Kenneth W. Sanders has served as President of Finance and Administration and Chief Financial Officer since January 2001. Mr. Sanders became the Vice President and Chief Financial Officer of the Company in September 1997 and was appointed Senior Vice President in October 1998. From January 1996 to August 1997, Mr. Sanders served as Senior Vice President, Chief Financial Officer of Paging Network, Inc., the world's largest paging company. From May 1993 to December 1995, Mr. Sanders served as Executive Vice President, Chief Financial Officer and a director of CellStar Corporation, an integrated wholesaler and retailer of cellular phones and related products. Between July 1979 and April 1993, Mr. Sanders was with KPMG Peat Marwick, most recently as an Audit Partner from July 1990 to April 1993.

         Andrew S. Sturner has served as President, Corporate and Business Development since June 1999. He joined SportsLine as Vice President, Business Development in June 1995 and was promoted to Senior Vice President, Business Development in October 1998. From May 1994 to June 1995, Mr. Sturner served as Vice President of Business Development for MovieFone, Inc., an interactive telephone service company. From March 1993 to May 1994, Mr. Sturner served as President of Interactive Services, an interactive audio text development company that he co-founded in 1992. From August 1990 to March 1993, Mr. Sturner was a bankruptcy associate at the law firm of Stroock & Stroock & Lavan.

         Peter Pezaris has served as Senior Vice President, Product Development since January 2001. Previously, Mr. Pezaris was Vice President of Fantasy, responsible for the Company's Commissioner.com subsidiary, which produces Fantasy products for CBS SportsLine.com as well as official Fantasy games for NFL.com, MLB.com and NBA.com. In 1995, Mr. Pezaris co-founded Daedalus World Wide Corporation ("DWWC"), the producer of Commissioner.com Fantasy products, which was acquired by SportsLine in December 1999. Prior to founding DWWC, Mr. Pezaris was a systems and software developer for the investment banking firms of Bankers Trust and Salomon Brothers.

Item 2.  Properties.

         SportsLine's corporate headquarters are located in Fort Lauderdale, Florida. The Company currently leases approximately 80,000 square feet under a lease which expires in April 2010. See Note 9 of Notes to Financial Statements. The Company has options to extend the lease for two additional five-year terms. SportsLine also leases sales offices in Chicago, New York, Atlanta, San Francisco, Los Angeles and Detroit, and a news operation office in Tacoma, Washington. The Company also currently leases office space in New York City for its fantasy operations which is in process of being relocated to Fort Lauderdale. Sports.com currently has seven leased spaces located in London, Leeds, Paris, Milan, Edinburgh, Madrid and Hamburg.

Item 3.  Legal Proceedings.

         From time to time, SportsLine may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on SportsLine's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2000.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

Market Prices for the Company's Common Stock and Related Stockholder Matters

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SPLN" since November 13, 1997. The following table sets forth for the periods indicated the range of high and low closing prices per share of Common Stock, as reported by the Nasdaq National Market:

                                                           High          Low
                                                         --------      --------
     1999
          First Quarter............................       $57.81        $17.00
          Second Quarter...........................        54.75         30.69
          Third Quarter............................        40.75         17.00
          Fourth Quarter...........................        63.25         25.25

     2000
          First Quarter............................       $57.75        $29.44
          Second Quarter...........................        27.00         10.13
          Third Quarter............................        18.56         13.81
          Fourth Quarter...........................        13.88          4.44

         SportsLine has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. SportsLine currently intends to retain future earnings, if any, to fund the development and growth of its business.

         As of March 19, 2001, the Company had approximately 232 shareholders of record. The Company believes that the number of beneficial owners of the Common Stock is in excess of 300.

Sales of Unregistered Securities During the Year Ended December 31, 2000

         (1) In February 2000, the Company issued 500,000 shares to CBS upon exercise of warrants for cash consideration of $11,500,000.

         (2) In March 2000, pursuant to the original terms of the June 1998 acquisition of International Golf Outlet, Inc., the Company issued to the shareholders of International Golf Outlet a total of 28,439 additional shares of Common Stock.

         (3) In April 2000, the Company issued to Data Broadcasting Corporation 277,152 shares of Common Stock in connection with the acquisition of DBC Sports.

         (4) During the year ended December 31, 2000, upon exercise of warrants by holders other than CBS, the Company issued a total of 57,000 shares of Common Stock for aggregate cash consideration of $365,000, as follows:

                                                                   Consideration
                                               Number of shares     received by
Holder of Warrants                                  received         SportsLine
------------------                                  --------         ----------
Cal Ripken, Jr.............................          10,000         $  100,000
Joe Montana - Big Sky, Inc.................          18,000             90,000
Carmen Policy..............................           6,000             45,000
Ed DeBartolo...............................           6,000             45,000
Armato-Is-Shaq Enterprises, LLC............          17,000             85,000

         No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), on the basis that they were issued under circumstances not involving a public offering.

Item 6.  Selected Financial Data.

         The following data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. The selected consolidated balance sheet data set forth below as of December 31, 1999 and 2000, and the selected consolidated statement of operations data for the three years ended December 31, 2000 have been derived from the Company's audited consolidated financial statements.

                                                              Year Ended December 31, (1)
                                                                      (unaudited)
                                 U.S.   Sports.com     Total      U.S.     Sports.com   Total
                                 ----   ----------     -----      ----     ----------   -----
                                 2000      2000         2000      1999        1999       1999        1998        1997        1996
                               --------  --------    ---------  --------    -------    --------    --------    --------   --------
Statement of Operations Data:                         (In thousands, except share and per share data)
Revenue.....................   $ 87,458  $  8,429    $  95,887  $ 58,284    $ 1,994    $ 60,278    $ 30,551    $ 12,014   $  3,058
Cost of revenue.............     28,070    12,931       41,001    31,536      2,542      34,078      17,231      10,431      4,233
                               --------  --------    ---------  --------    -------    --------    --------    --------   --------
Gross margin (deficit)......     59,388    (4,502)      54,886    26,748       (548)     26,200      13,320       1,583     (1,175)
Operating expenses:
  Product development.......      1,791         -        1,791     1,587          -       1,587       1,313       2,541      1,445
  Sales and marketing.......     37,224    13,719       50,943    34,463      1,989      36,452      20,481      14,019      7,115
  General and
     administrative.........     26,726    10,365       37,091    17,306      2,757      20,063      13,159       8,305      5,644
  Depreciation and
     amortization...........     39,545     2,341       41,886    24,809        997      25,806      17,104      11,689        993
  Other non-recurring
     charge for
     settlement of
     litigation.............          -         -            -         -          -           -       1,100           -          -
                               --------  --------    ---------  --------    -------    --------    --------    --------   --------
  Total operating expenses..    105,286    26,425      131,711    78,165      5,743      83,908      53,157      36,554     15,197
                               --------  --------    ---------  --------    -------    --------    --------    --------   --------
Loss from operations........    (45,898)  (30,927)     (76,825)  (51,417)    (6,291)    (57,708)    (39,837)    (34,971)   (16,372)
Interest expense............     (1,081)       (3)      (1,084)   (4,392)         -      (4,392)       (118)       (146)      (161)
Interest and other income,
   net......................     10,142     2,772       12,914     8,783        193       8,976       4,446         940        430
Loss on equity investments..   (127,653)        -     (127,653)        -          -           -           -           -          -
Gain on termination of
   agreements...............     78,766         -       78,766         -          -           -           -           -          -
Gain on sale of
   e-commerce subsidiaries..      7,814         -        7,814         -          -           -           -           -          -
                               --------  --------    ---------  --------    -------    --------    --------    --------   --------
Loss before extraordinary
   gain.....................    (77,910)  (28,158)    (106,068)  (47,026)    (6,098)    (53,124)    (35,509)    (34,177)   (16,103)
Extraordinary gain on
   extinguishment of
   debt.....................          -         -            -    36,027          -      36,027           -           -          -
                               --------  --------    ---------  --------    -------    --------    --------    --------   --------
Net loss...................    $(77,910) $(28,158)   $(106,068) $(10,999)   $(6,098)   $(17,097)   $(35,509)   $(34,177)  $(16,103)
                               ========  ========    =========  ========    =======    ========    ========    ========   ========
  Loss per share before
  extraordinary gain........                         $   (4.04)                        $  (2.31)   $  (1.94)   $  (3.08)  $  (2.31)
  Extraordinary gain .......                                 -                             1.57           -           -          -
                                                     ---------                         --------    --------    --------   --------
Net loss per share--basic
   and diluted..............                         $   (4.04)                        $  (0.74)   $  (1.94)   $  (3.08)  $  (2.31)
                                                     =========                         ========    ========    ========   ========
Weighted average common
   and common equivalent
   shares outstanding--
   basic and diluted........                        26,245,946                       23,018,224  18,305,927  11,107,534  6,971,369
                                                    ==========                       ==========  ==========  ==========  =========

                                                                         December 31,
                                                 ---------------------------------------------------------------
                                                   2000          1999        1998           1997          1996
                                                 --------      --------    --------       --------      --------
                                                                        (in thousands)
Balance Sheet Data:
Cash and marketable securities................   $125,765      $120,973    $ 85,242       $ 33,988      $ 15,250
Working capital...............................    127,119        97,229      64,509         31,284        12,519
Total assets..................................    258,171       271,461     137,655         45,726        19,984
Long-term obligations, net of current
   maturities.................................     19,608        19,608         207            458           685
Total shareholders' equity....................    139,097       224,656     118,963         36,985        15,426

(1) The selected financial data gives effect to acquisitions, which were accounted for under the "pooling-of-interests" accounting method. See Note 3 of Notes to Consolidated Financial Statements.

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

Overview

         The Company derives most of its revenue from advertising. The Company also derives revenues from content licensing, membership and premium services and e-commerce. Advertising revenue, content licensing, fees from memberships and premium services and e-commerce revenue, constituted approximately 81%, 12% and 7% and 0%, respectively, of the Company's total revenue in 2000; 50%, 14%, 9% and 27% respectively, of the Company's total revenue in 1999; and 58%, 14%, 16% and 12%, respectively, of the Company's total revenue in 1998.

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

         The Company acquired International Golf Outlet, Inc. in June 1998 and TennisDirect.com, Inc. in August 1999, and accounted for these transactions using the purchase method of accounting. The purchases resulted in goodwill of $3,180,000 which was being amortized over an estimated life of ten years. In May 1999, the Company acquired Golf Club Trader, Inc. The purchase was accounted for using the pooling-of-interests method of accounting. As of January 2000, these three companies were sold to MVP.com, Inc. ("MVP") in exchange for an equity interest in MVP, resulting in a one-time gain of $7,814,000. In addition, the Company entered into a 10-year strategic e-commerce and marketing agreement with MVP pursuant to which MVP operated the Company's domestic e-commerce business. These transactions with MVP resulted in the Company receiving an investment in MVP with an estimated fair value of $100,000,000. During the third and fourth quarters of 2000, the Company deemed its investment in MVP to be permanently impaired and wrote off the entire investment of $100,000,000. The Company's determination was based on the market downturn during the third and fourth quarters of 2000 which caused similar declines in publicly-traded internet e-commerce companies' market values, the difficulty experienced by MVP in raising additional capital and an assessment of MVP's financial condition and prospects. In November 2000, the Company terminated its marketing agreement with MVP due to MVP's breach of certain provisions of the agreement. In January 2001, the Company acquired certain assets of MVP including the domain names, trademarks and certain other assets associated with the mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com Web sites. As of February 1, 2001, MVP ceased operations and assigned all of its assets and liabilities for the benefit of its creditors.

         In December 1999, the Company received an investment of $15,247,000 as part of a promotional and advertising agreement with Internet Sports Network ("ISN"). ISN ceased operations as of December 29, 2000 as a result of which the Company wrote off the entire investment in the fourth quarter of 2000. Furthermore, several of the Company's other equity investments in certain Internet companies have been adversely affected by the market downturn and these were written down by $12,406,000.

         Sports.com was formed in May 1999. In May 1999, Sports.com purchased SportsWeb, which was accounted for using the purchase method of accounting, and resulted in goodwill of $584,000 that is being amortized over five years. In June 1999, Sports.com acquired the sports division of Infosis Group. The Company also accounted for this transaction using the purchase method of accounting resulting in goodwill of $2,526,000, which is being amortized over five years. A liability of $59,809,000 has been reflected in the Company's consolidated balance sheet as of December 31, 2000 to reflect the minority interests in Sports.com. The Company consolidates 100% of the losses of Sports.com which has historically been offset by the allocation of a portion of such losses to third party holders of Sports.com common stock. However, pursuant to United States generally accepted accounting principles, the Company is only able to allocate such losses to third party holders of common stock up to the amount of such third parties' investment in the common stock. Accordingly, in future periods, the Company expects to recognize 100% of the losses of Sports.com without offsets. Sports.com accounted for approximately 9% of total revenue in 2000 compared to 3% in 1999.

         The Company acquired Daedulus Worldwide, Inc. in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880,000, which will be amortized over an estimated life of seven years. In December 2000, a $12,000,000 liability was recorded pursuant to the purchase agreement, which provided for additional consideration in exchange for meeting certain performance thresholds. This additional consideration caused goodwill to increase by $12,000,000 and is being amortized over the remaining life. See Notes 3 and 6 of Notes to Consolidated Financial Statements.

         In April 2000, the Company's wholly-owned subsidiary, VegasInsider, purchased the DBC Sports division of Data Broadcasting Corporation. The transaction was accounted for using the purchase method of accounting. The purchase price resulted in goodwill of $11,831,000, which is being amortized over an estimated life of seven years. Pursuant to the purchase agreement, the Company guaranteed the value of the shares of common stock issued as consideration for the purchase. Due to the subsequent decline in the trading price of the Company's common stock, the Company expects to re-purchase the shares issued in this acquisition for approximately $12.5 million in cash during the second quarter of 2001. DBC Sports originates and sells odds and other statistical data to certain Las Vegas casinos.

Recent Developments

         In January 2001, SportsLine entered into multi-year relationships with the National Basketball Association and the Women's National Basketball Association. The relationship includes licensing rights, sponsorships, an interactive talk show, the production of a fantasy game for NBA.com and various cross-promotional opportunities.

         In February 2001, Sports.com launched an online betting service in the United Kingdom. Sport.com's betting operation is managed by a team with significant experience in the United Kingdom and international betting industry. Sports.com's betting service is not accessible from, and does not permit wagering from, the United States, Canada or any other jurisdiction where on-line wagering is known to be prohibited. Furthermore, wagering will not be available for United States or Canada based sporting events.

         In January 2001, SportsLine entered into a multi-year e-commerce partnership with USA Networks, Inc.'s Electronic Commerce Solutions "ECS". ECS will be the exclusive operator of SportsLine's online stores. Also SportsLine acquired certain assets of MVP.com, Inc., which will also be included in the e-commerce partnership with ECS.

Results of Operations

     Revenue

         Total revenue for the year ended December 31, 2000 was $95,887,000 compared to $60,278,000 for the year ended December 31, 1999 and $30,551,000 for the year ended December 31, 1998. The increase in revenue in each period was primarily due to increased advertising sales and content licensing.

         Advertising revenue increased by $47,696,000 in 2000 compared to 1999 and by $12,272,000 in 1999 compared to 1998. Advertising revenue for 2000, 1999 and 1998 accounted for approximately 81%, 50% and 58%, respectively, of total revenue. Advertising revenue increased primarily as a result of a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. Contributing to the increase in advertising sales during the 2000 were (i) increased spending by repeat traditional advertisers such as Anheuser Busch, MasterCard, and Miller Lite; (ii) increased revenue related to golf coverage as a result of the Company capitalizing on its relationship with the PGA TOUR;
(iii) increased cross-selling efforts pursuant to the Company's relationship with CBS, particularly during the NCAA Football, NCAA Basketball and NFL seasons; and (iv) the increase in users of the Company's fantasy products that resulted from providing these products free which enabled the Company to sell more sponsorships to advertisers such as Miller Lite. Also contributing to the increase in advertising revenue during 2000 was the Company's advertising and promotion agreement with MVP which was effective January 1, 2000; however this agreement was terminated in November 2000 due to MVP's breach of certain provisions of the agreement . Additionally, during 1999 and 2000, the Company increased the number of impressions available for advertising by increasing its content and through its agreements to create official sites for special events such as the MLB post season, the PGA Championship and Super Bowl XXXV. International advertising revenue accounted for approximately 6% and 3% of total advertising revenue during 2000 and 1999, respectively.

         Membership and premium services revenue increased $655,000 in 2000 compared to 1999 and $597,000 in 1999 compared to 1998. In January 1999, the Company launched "SportsLine Rewards," a program that offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items. Additionally, commencing in the second quarter of 2000 the Company began to recognize subscription revenue relating to sales of statistical data and other content as a result of its acquisition of DBC Sports. In July 2000, the Company began offering its fantasy products and services for free which will result in a decline in subscription service revenue in future periods. However, the Company expects this new strategy to result in an increase in fantasy players and enhance its ability to generate incremental advertising revenue through database marketing and new sponsorship and advertising sales.

         E-commerce revenue decreased to $126,000 in 2000 compared to $16,486,000 in 1999 and $3,600,000 in 1998. Effective January 1, 2000, the
Company sold its domestic e-commerce business to MVP. E-commerce revenue currently consists solely of revenue generated by Sports.com. In November 2000, the Company terminated its relationship with MVP due to MVP's breach of certain provisions of the agreement. In January 2001, a new multi-year agreement was reached with USA Networks.

         Content licensing and other revenue increased by $3,618,000 in 2000 compared to 1999 and $3,972,000 in 1999 compared to 1998 primarily due to the Company's agreement with AOL and fees generated by Sports.com for the production of the official French Olympic site. The Company's agreement with Excite expired in December 2000, and its agreement with AOL expires in October 2001. Accordingly, unless the Company enters into new content licensing agreements or extends the AOL agreement, management expects content licensing revenue to decline in future periods.

         As of December 31, 2000, the Company had deferred revenue of $5,291,000 relating to cash, equity investments and receivables for which services had not yet been provided.

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 17%, 17% and 19% of total revenue for 2000, 1999 and 1998, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

         Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 16%, 0% and 0% of total revenue for the years ended December 31, 2000, 1999 and 1998, respectively. The majority of the equity related revenue was derived from two agreements which have been terminated as of December 31, 2000. Therefore, the Company expects that, unless new agreements are entered into, equity related revenue will decrease in future periods.

         The Company expects total consolidated revenue for the quarter ended March 31, 2001 to be between $22,000,000 and $23,000,000. However, these projections are subject to uncertainty. See "--Risk Factors that May Affect Future Results."

     Cost of Revenue

         Cost of revenue consists primarily of content fees to third parties and payroll and related expenses for the editorial and operations staff that are responsible for creating content on the Company's Web sites and radio programs. Telecommunications, Internet access and computer related expenses for the support and delivery of the Company's services are also included in cost of revenue. Also included in cost of revenue are royalty and other payments paid to content providers, technology and marketing partners and celebrity athletes based on membership levels or percentage of revenue generated subject, in certain instances, to specified minimum amounts.

         Cost of revenue was $41,001,000 in 2000 compared to $34,078,000 and $17,231,000 in 1999 and 1998, respectively. The increase in cost of revenue from 1999 to 2000 was primarily the result of increased revenue sharing under the Company's agreements with CBS, Major League Baseball, PGA TOUR and others which represented 14% of total revenue in the year 2000 as compared to 12% of total revenue in 1999. Cost of revenue also increased due to increases in the costs of content fees and telecommunications needed to support and deliver services. Also contributing to the increase was Sports.com's production costs related to the French Olympic site and the continuing high level of employee costs required for its start up. Sports.com accounted for 32% of total consolidated cost of revenue in 2000. The foregoing increases were partially offset by the reduction in cost of sales of merchandise in 2000. The increase from 1998 to 1999 was primarily the result of increases in editorial and operations staff to support the production of sports-related information and programming on the Company's Web sites and the content requirements under the AOL agreement as well as the official sites of Major League Baseball and PGATOUR.com. As a percentage of revenue, cost of revenue decreased to 43% for 2000 from 57% and 56% for 1999 and 1998, respectively.

     Operating Expenses

         Product Development. Product development expense consists primarily of employee compensation and related expenses required to support the continuing development of proprietary sports information and entertainment applications, services, technologies, interfaces, and content. These costs include the Company's effort to develop streaming media content and players, advanced java applications, ShockWave/Flash games and contests, wireless applications and technologies, broadband content, and enhanced user interfaces across all products. These costs are expensed as incurred.

         Product development expense was $1,791,000 in 2000 compared to $1,587,000 and $1,313,000 in 1999 and 1998, respectively. The increase in product development expense in 2000 is primarily the result of increased product development personnel and consultants. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest resources in product development. As a percentage of revenue, product development expense decreased to 2% for 2000 from 3% and 4%, for 1999 and 1998, respectively.

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

         Sales and marketing expense was $50,943,000 in 2000 compared to $36,452,000 and $20,481,000 in 1999 and 1998, respectively. The increase in domestic sales and marketing expense was primarily the result of increased television advertising and other advertising expenses related to the launch of the Company's free fantasy offerings. Additional expense related to Sports.com included major sponsorships of sports news on European radio stations. Sports.com accounted for 27% of sales and marketing expense in 2000, compared to 5% in 1999. These increases were partially offset by expenses eliminated or reduced as a result of the sale of the Company's domestic e-commerce business effective January 1, 2000. The Company intends to continue to aggressively promote the SportsLine.com and the Sports.com brands worldwide to attract traffic and new users to its Web sites. Barter transactions accounted for approximately 31%, 30% and 27% of sales and marketing expense for 2000, 1999 and 1998, respectively. The increase in the proportionate amount of barter expense was due to the use of barter for content licensing during 2000 and 1999. As a percentage of revenue, sales and marketing expense decreased to 53% for 2000 from 60% and 67% for 1999 and 1998, respectively.

         General and Administrative. General and administrative expense consists of salary and related costs for executive, finance and accounting, technical and customer support, human resources and administrative functions as well as professional service fees. General and administrative expense was $37,091,000 in 2000 compared to $20,063,000 and $13,159,000 in 1999 and 1998, respectively. The increase in general and administrative expense in each period was primarily attributable to salary and related expenses for additional personnel. Additionally, rent and related expenses increased due to the relocation of the Company's corporate headquarters to a new state of the art facility and an increase in expenses for system support of the Company's on-going technological operations. Sports.com accounted for 28% of total general and administrative expense in 2000. The Company expects that Sports.com will continue to incur additional start up expenses as it expands in the European market. As a percentage of revenue, general and administrative expense increased to 39% for 2000 from 33% for 1999 and decreased compared to 43% for 1998.

         Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment, amortization of costs associated with consulting agreements and, beginning in March 1997, the amortization of deferred advertising and content costs relating to the CBS agreement. Depreciation and amortization expense was $41,886,000 in 2000 compared to $25,806,000 and $17,104,000 in 1999 and 1998, respectively. The increase in depreciation and amortization in 2000 from 1999 was due to the following factors: (i) the acquisition of Daedalus Worldwide, Inc. and DBC Sports in December 1999 and April 2000, respectively, resulting in an increase in goodwill amortization; (ii) agreements entered into with the PGA TOUR and Westwood One involving the issuance of shares and warrants during the second and third quarters of 1999, making 2000 the first full year of amortization of these agreements; and (iii) an additional $3,000,000 of amortization expense in 2000 compared to 1999 related to the CBS agreement. The increase in depreciation and amortization from 1998 to 1999 was partially due to the Company's agreements with AOL , which began in October 1998, and partially due to the February 1999 amendment to the CBS agreement which resulted in additional warrants issued to CBS. Depreciation and amortization increased over all periods presented due to depreciation expense related to increased purchases of fixed assets and leasehold improvements. The Company expects depreciation and amortization expense to continue to increase as a result of the agreements mentioned above and the goodwill amortization of acquisitions.

         Under the Company's agreement with CBS, the Company has issued shares of common stock and warrants to purchase Common Stock in consideration of CBS's advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content has been recorded in the balance sheet as deferred advertising and content costs and is amortized as depreciation and amortization expense over each related contract year. See Note 6 of Notes to Consolidated Financial Statements. In February 1999, the Company amended its agreement with CBS to extend the original term of the agreement for five years, through 2006. Commencing in calendar year 1999, CBS began providing advertising and promotion in accordance with a fixed promotion schedule. At the time of the amendment, the Company accelerated the issuance to CBS of 1,052,937 shares of Common Stock and warrants to purchase 760,000 shares of Common Stock, which originally were to be issued in 2000 and 2001. The Company also issued to CBS new warrants to purchase 1,200,000 shares of Common Stock, which vested on various dates through January 2001, and agreed to issue to CBS on specified dates in each of the sixth through tenth contract years Common Stock having a fair market value of $20.0 million on each issue date. Total expense under the CBS agreement was $17,286,000 for 2000 and $14,096,000 and $12,002,000 for 1999 and 1998, respectively, and will be $17,286,000 in 2001, and $22,286,000 annually from 2002 to 2006.

         Under the Company's current agreement with AOL, which expires in October 2001, the Company has issued shares of Common Stock and warrants to purchase Common Stock and made a cash payment in consideration of AOL's advertising and promotional efforts. The value of the advertising has been recorded in the balance sheet as deferred advertising costs and is amortized to depreciation and amortization expense over each related contract year. In December 1999, the Company realized a benefit of approximately $3.4 million resulting from the reversal of the liability related to the Company's agreement with AOL. Such benefit was reflected as a reduction to depreciation and amortization expense in 1999. See Note 6 of Notes to Consolidated Financial Statements. Total expense under the AOL agreement was $4,499,000, $4,220,000 and $1,992,000 for 2000, 1999 and 1998, respectively, and will be $4,227,000 in
2001.

         Under the Company's agreement with Westwood One, which became effective in August 1999, the Company issued shares of Common Stock in consideration for a three-year promotional and programming agreement. The value of the Common Stock has been recorded on the balance sheet as deferred consulting costs and is amortized to depreciation and amortization expense over each related contract year. Total expense under the

Westwood One agreement was $3,000,000 for 2000 and $750,000 for 1999, and will be $3,000,000 in 2001 and $2,250,000 in 2002.

         Under the Company's agreement with the PGA TOUR, which became effective in April 1999, the Company paid an up-front licensing fee of $8,500,000. The licensing fee has been recorded on the balance sheet as licensing rights and is being amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the PGA TOUR agreement was $2,267,000 for 2000 and $1,700,000 for 1999, and will be $2,267,000 per year from 2001 to 2003 and $567,000 in 2004.

         Interest Expense. Interest expense was $1,084,000 in 2000 compared to $4,392,000 and $118,000 in 1999 and 1998, respectively. The decrease in interest expense in 2000 from 1999 was primarily due to the retirement in the third and fourth quarters of 1999 of approximately $130,000,000 of the $150,000,000 principal amount of Convertible Subordinated Notes, which were originally issued in March 1999. Interest expense during 1999 consisted primarily of interest paid on the Convertible Subordinated Notes.

         Interest and Other Income, Net. Interest and other income, net primarily represents interest earned on cash and cash equivalents and marketable securities. Interest and other income, net was $12,914,000 in 2000 compared to $8,976,000 and $4,446,000 in 1999 and 1998, respectively. The increase in 2000 was primarily attributable to the higher average balances of cash and cash equivalents and marketable securities. Sports.com contributed to the increase by recording a realized gain on currency exchange upon receipt of funding of a private placement of preferred stock during the first quarter of 2000. The increase in 1999 was primarily attributable to the Company's investment of the proceeds of the Convertible Subordinated Notes issued in March 1999.

         Loss on Equity Investments. Several of the Company's equity investments in certain Internet companies were written off in 2000. During the third and fourth quarters of 2000, the Company deemed its investment in MVP to be permanently impaired and wrote off the entire value of that investment. The Company's determination was based on the market downturn during the third and fourth quarters of 2000 which caused similar declines in publicly-traded internet e-commerce companies' market values, the difficulty experienced by MVP in raising additional capital and an assessment of MVP's financial condition and prospects. Several of the Company's other equity investments in certain Internet companies also were adversely affected by the market downturn and were written down. As a result, in 2000 the Company recorded a non-cash charge of $127,653,000 to write down the value of these investments. Currently, the carrying cost of investments of Internet companies on the Company's balance sheet is less than $1,000,000.

         Gain on Termination of Advertising Agreements. Due to the termination of the Company's relationships with MVP and Internet Sports Network during 2000 the Company is no longer obligated to perform under either of these agreements. The Company recognized a one-time gain in the amount of $78,766,000 in 2000 to reverse the deferred revenue on the balance sheet related to these two agreements.

         Gain on Sale of E-Commerce Subsidiaries. Effective January 1, 2000, the Company sold to MVP three of its subsidiaries, which engaged in e-commerce activity (International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc.). The sale resulted in a one-time gain of $7,814,000 in 2000.

         Extraordinary Gain. During the second half of 1999, the Company repurchased $130,392,000 of its Convertible Subordinated Notes for approximately $90,100,000. As a result, in 1999 the Company recognized an extraordinary gain of $36,027,000, net of unamortized debt issuance costs.

         Income Taxes. No provision for Federal and state income taxes has been recorded as the Company incurred net operating losses for each period presented. As of December 31, 2000, the Company had approximately $97,000,000 of net operating loss carryforwards for Federal income tax purposes, expiring beginning in 2009, available to offset future taxable income. Additionally, the Company had approximately $90,000,000 of capital loss carryforward. Given the Company's losses incurred to date and the difficulty in accurately forecasting the Company's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by United States generally accepted accounting principles and, accordingly, a full 100% valuation allowance has been recorded to reduce the deferred income tax assets to zero. See Note 8 of Notes to Consolidated Financial Statements.

Quarterly Results of Operations (unaudited)

         The tables below set forth the quarterly operating results for 2000 and 1999. This information is unaudited, but in the opinion of the Company reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with United States generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

                                                                                  Quarter Ended
                                                                                  -------------
                                                                 (in thousands except share and per share data)
                                                                 ----------------------------------------------
                                                               Mar. 31        Jun. 30       Sep. 30        Dec. 31
                                                               -------        -------       -------        -------
                                                                2000           2000           2000          2000
                                                                ----           ----           ----          ----
REVENUE ...................................................  $    22,678    $    24,317    $    26,709   $    22,183
COST OF REVENUE ...........................................        8,654         10,512         12,219         9,616
                                                             -----------    -----------    -----------   -----------
GROSS PROFIT ..............................................       14,024         13,805         14,490        12,567
                                                             -----------    -----------    -----------   -----------
OPERATING EXPENSES:
  Product development .....................................          441            392            435           523
  Sales and marketing .....................................       12,050         13,481         14,111        11,301
  General and administrative..............................         9,612          9,544          8,971         8,964
  Depreciation and amortization ...........................       10,250         10,103         10,296        11,237
                                                             -----------    -----------    -----------   -----------
            Total operating expenses ......................       32,353         33,520         33,813        32,025
                                                             -----------    -----------    -----------   -----------
LOSS FROM OPERATIONS ......................................      (18,329)       (19,715)       (19,323)      (19,458)
INTEREST EXPENSE ..........................................         (289)          (287)          (319)         (189)
INTEREST AND OTHER INCOME, net ............................        3,608          3,012          3,381         2,913
GAIN (LOSS) ON EQUITY INVESTMENTS..........................            -              -       (114,285)      (13,368)
GAIN ON TERMINATION OF AGREEMENTS..........................            -              -              -        78,766
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES ...................        7,814              -              -             -
                                                             -----------    -----------    -----------   -----------
NET INCOME (LOSS) .........................................  $    (7,196)   $   (16,990)   $  (130,546)  $    48,664
                                                             ============   ============   ===========   ===========
     Net income (loss) per share - basic...................  $     (0.28)   $     (0.64)   $     (4.94)  $      1.84
                                                             ============   ============   ===========   ===========
     Net income (loss) per share - diluted.................  $     (0.28)   $     (0.64)   $     (4.94)  $      1.83
                                                             ============   ============   ===========   ===========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC....................................................   25,713,275     26,360,787     26,435,512    26,444,907
                                                             ===========    ===========    ===========   ===========
  DILUTED..................................................   25,713,275     26,360,787     26,435,512    26,599,023
                                                             ===========    ===========    ===========   ===========

                                                                                  Quarter Ended
                                                                                  -------------
                                                                  (in thousands except share and per share data)
                                                                  ----------------------------------------------
                                                                Mar. 31       Jun. 30       Sep. 30        Dec. 31
                                                                -------       -------       -------        -------
                                                                  1999          1999          1999           1999
                                                                  ----          ----          ----           ----
REVENUE....................................................   $    11,057   $    13,023   $    15,155    $    21,043
COST OF REVENUE ...........................................         5,383         6,784         8,329         13,582
                                                              -----------   -----------   -----------    -----------
GROSS PROFIT...............................................         5,674         6,239         6,826          7,461
                                                              -----------   -----------   -----------    -----------
OPERATING EXPENSES:
  Product development......................................           357           405           358            467
  Sales and marketing......................................         6,786         8,251        10,659         10,756
  General and administrative...............................         3,861         4,157         5,930          6,115
  Depreciation and amortization............................         5,844         6,715         7,631          5,616
                                                              -----------   -----------   -----------    -----------
            Total operating expenses ......................        16,848        19,528        24,578         22,954
                                                              -----------   -----------   -----------    -----------
LOSS FROM OPERATIONS ......................................       (11,174)      (13,289)      (17,752)       (15,493)
INTEREST EXPENSE...........................................          (186)       (2,078)       (1,631)          (497)
INTEREST AND OTHER INCOME, net.............................         1,232         2,986         2,663          2,095
LOSS BEFORE EXTRAORDINARY GAIN.............................       (10,128)      (12,381)      (16,720)       (13,895)
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
  DEBT ....................................................             -             -        21,809         14,218
                                                              -----------   -----------   -----------    -----------

                                                                                  Quarter Ended
                                                                                  -------------
                                                                  (in thousands except share and per share data)
                                                                  ----------------------------------------------
                                                                Mar. 31       Jun. 30       Sep. 30        Dec. 31
                                                                -------       -------       -------        -------
                                                                  1999          1999          1999           1999
                                                                  ----          ----          ----           ----
NET INCOME (LOSS)..........................................   $   (10,128)  $   (12,381)  $     5,089    $       323
                                                              ===========   ===========   ===========    ===========
NET INCOME (LOSS) PER SHARE - BASIC
     Loss per share before extraordinary gain..............   $     (0.47)  $     (0.55)  $     (0.72)   $     (0.57)
     Extraordinary gain....................................             -             -   $      0.94    $      0.59
                                                              -----------   -----------   -----------    -----------
     Net income (loss) per share - basic...................   $     (0.47)  $     (0.55)  $      0.22    $      0.02
                                                              ===========   ===========   ===========    ===========
     Net income (loss) per share - diluted.................   $     (0.47)  $     (0.55)  $      0.22    $      0.02
                                                              ===========   ===========   ===========    ===========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC....................................................    21,694,499    22,627,219    23,262,812     24,302,483
                                                              ===========   ===========   ===========    ===========
  DILUTED..................................................    21,694,499    22,627,219    23,262,812     24,302,483
                                                              ===========   ===========   ===========  =============

Liquidity and Capital Resources

         As of December 31, 2000, the Company's primary source of liquidity consisted of $66,713,000 in cash and cash equivalents. As of December 31, 2000, the Company also had $59,052,000 in current marketable securities, which mature at various dates from January 2001 to May 2001.

         As of December 31, 2000, current deferred advertising and content costs totaled $18,969,000, which represented costs related to the CBS and AOL agreements to be amortized to depreciation and amortization expense during 2001. Long term deferred advertising and content costs related to the CBS agreement totaled $11,428,000 at December 31, 2000. Accrued liabilities totaled $19,962,000 as of December 31, 2000, an increase of $7,834,000 from December 31, 1999, primarily due to increases in accruals for cost of revenue sharing, professional fees, marketing and advertising expenses and accrued expenses relating to Sports.com.

         Net cash used in operating activities was $34,257,000, $29,710,000 and $25,295,000 for 2000, 1999 and 1998, respectively. In 2000, domestic net cash used in operating activities was $12,110,000 and international net cash used in operating activities was $22,147,000. The principal uses of cash for all periods were to fund the Company's net losses from operations, partially offset by increases in accounts payable, accrued liabilities and depreciation and amortization and other noncash charges.

         Net cash used in investing activities was $5,995,000, $34,190,000 and $69,185,000 for 2000, 1999 and 1998, respectively. The principal uses in 2000 were for purchases of property and equipment offset by sales of marketable securities. The principal uses in 1999 were for purchases of current and noncurrent marketable securities, purchases of property and equipment and licensing rights. In 1998 the principal use was for the purchases of current and noncurrent marketable securities and to a lesser extent property and equipment.

         Net cash provided by financing activities was $66,474,000, $78,184,000 and $93,682,000 for 2000, 1999 and 1998, respectively. Financing activities in 2000 consisted principally of the issuance of a private placement of preferred stock by Sports.com and the exercise of warrants by CBS. In January 2000, Sports.com raised $52,500,000 through the issuance of Series B Preferred Stock. Proceeds from the funding are being used for working capital and other general corporate purposes, including expansion into new countries, additional marketing and advertising sales activities and capital expenditures. In February 2000, CBS exercised warrants to purchase 500,000 shares of Common Stock resulting in net proceeds of $11,500,000. Financing activities in 1999 consisted principally of the issuance and repurchase of Convertible Subordinated Notes. In March 1999, the Company completed an offering of $150,000,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006. Total net proceeds to the Company from this offering were approximately $145,443,000. During the third and fourth quarters of 1999, the Company repurchased $130,300,000 of its Convertible Subordinated Notes for approximately $90,100,000, and as a result, the Company recognized an extraordinary gain of $36,000,000, net of amortized debt issuance costs. Convertible Subordinated Notes in an aggregate principal amount of approximately $20,000,000 remain outstanding. In 1998, financing activities consisted principally of the issuance of equity securities, including shares of Common Stock sold in the Company's secondary public offering.

         The Company has entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase Common Stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 2000, the minimum guaranteed payments required to be made by the Company under such agreements were $6,484,000.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $15 million of property and equipment during 2001, including $10 million related to its domestic operations and $5 million related to Sports.com. The capital expenditures will relate to infrastructure and system needs for the Company's European expansion as well as normal operating and financial system improvements. Additionally, the Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101. The Company was required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company's adoption of SAB 101 did not have a material effect on its financial position or results of operations.

Risk Factors That May Affect Future Results

         SportsLine's business and the value of its stock are subject to a number of risks. Some of those risks are described below.

We operate in a difficult market environment

         The markets in which we operate, including the Internet-based advertising, information services and commerce markets, experience frequent and substantial changes. Additionally, we face intense competition, we must effectively manage our growth and we must respond quickly to rapid changes in customer demands and industry standards. To address these risks, we must provide compelling and original content to our users, we must maintain our existing relationships and effectively develop new relationships with advertisers, advertising agencies and other third parties, we must develop and upgrade our technology and respond to competitive developments, and we must attract, retain and motivate qualified personnel. We may not succeed in addressing these challenges and risks.

We have an accumulated deficit and we anticipate further losses

         We have incurred significant losses since we began doing business. Although our revenues have increased significantly over the past three years, it is possible that we may never generate sufficient revenue to meet our expenses or achieve or maintain profitability. We incurred net operating losses of $16.1 million during 1996, $34.2 million during 1997, $35.5 million during 1998, $53.1 million during 1999 and $106.1 million during 2000. As of December 31, 2000, we had an accumulated deficit of $215.6 million. We expect to continue to incur losses for at least the next 24 to 36 months.

         Since inception, we have incurred substantial costs to develop and enhance our technology, to create, introduce and enhance our service offerings, to acquire and develop content, to build traffic on our Web sites, to acquire members, to establish marketing relationships and to build an administrative organization. We intend to continue these efforts and we plan to increase our spending for marketing and for the development and acquisition of content. We have entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase shares of our common stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 2000, the minimum guaranteed payments we were required to make under such agreements were $6,484,000. Also, we recorded non-cash expense of approximately $17,000,000 and $14,000,000 for the year ended December 31, 2000 and 1999, respectively, related to our agreement with CBS and will record an additional $129,000,000 of non-cash expense over the remaining term of our agreement with CBS. Additionally, as of December 31, 2000, non-cash expense under our agreement with AOL will total $4,227,000 over the remaining term of that agreement which expires October 2001.

Our quarterly results may fluctuate and our future revenues are unpredictable and may be seasonal

         Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of our operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. We are likely to experience fluctuations in quarterly revenue and operating results due to the level of advertising revenue within each quarter. We base our current and future expense levels on our investment plans and estimates of future revenues. Our expenses are to a large extent fixed. We may not be able to adjust our spending quickly if our revenues fall short of our expectations.

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

o the number of users that purchase memberships, merchandise or premium services,

o the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

o        the introduction of new sites and services by us or our competitors,

o        price competition or pricing changes in the industry, and

o general economic conditions and economic conditions specific to the Internet, electronic commerce, online media and the overall advertising market, both traditional and online.

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

         Due to all of the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that our operating results may fall below the expectations of securities analysts or investors in some future quarter, which would likely cause the trading price of our common stock to decline.

We rely heavily on revenues derived from Internet advertising, which are subject to uncertain demand from our current and potential clients and are difficult to forecast accurately.

         Currently, the majority of our revenues come from advertisements displayed on our online properties. Our ability to continue to achieve substantial advertising revenue depends upon:

o        growth of our user base;

o        our user base being attractive to advertisers;

o our ability to derive better demographic and other information from our users;

o        acceptance by advertisers of the Web as an advertising medium; and

o        our ability to transition and expand into other forms of advertising.

         Most of our revenues are currently derived from agreements with advertisers or sponsorship arrangements. These agreements generally have terms no longer than three (3) years and, in many cases, the terms are much shorter. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. These businesses may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. Many potential advertisers have little or no experience using the Internet for advertising purposes. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising. Many of our advertisers are Internet companies which, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results. Because our operating expenses are likely to increase significantly over the near term, to the extent that our expenses increase but our revenues do not, our business, operating results, and financial condition may be materially and adversely affected.

         Our revenues could be adversely affected if we are unable to adapt to other Internet advertising pricing models that are adopted as industry standard. It is difficult to predict which, if any, pricing models for Internet advertising will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues.

The rate structure of some of our sponsorship arrangements subjects us to financial risk.

         A key element of our strategy is to generate advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. We typically receive sponsorship fees or a portion of transaction revenues in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

o        the fees we are entitled to receive may be adjusted downwards;

o we may be required to "make good" on our obligations by providing alternative services;

o        the sponsors may not renew the agreements or may renew at lower rates;
         and

o the arrangements may not generate anticipated levels of shared transaction revenues, or sponsors may default on the payment commitments in such agreements as has occurred in the past.

         Accordingly, any leveling off or decrease of our user base or the failure to generate anticipated levels of shared transaction revenues could result in a significant decrease in our revenue levels.

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

We rely on other strategic relationships in order to execute our business plan

         In addition to our relationship with CBS, we have entered into other strategic relationships with other parties including ECS to build and service our entire retail infrastructure, various sports superstars and personalities, sports organizations, commercial online services (such as AOL), third party Web sites (such as Netscape) and developers of browsers and other Internet-based products. We rely on these relationships to increase awareness of our brand among consumers, to create revenue opportunities and to obtain content for our Web sites. We cannot assure you that a party to any of our strategic agreements will perform its obligations as agreed or that we will be able to specifically enforce any such agreement. Many of these strategic agreements are short-term in nature and either party on short notice may terminate certain of these agreements. Our failure to maintain or renew these existing strategic relationships, to establish additional strategic relationships or to fully capitalize on any such relationship could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to compete successfully

         The market for Internet services and products is highly competitive and we expect that competition will continue to intensify. Competition could result in less user traffic to our Web sites, price reductions for our advertising, reduced margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition.

         We compete, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies:

o Web sites targeted to sports enthusiasts generally (such as espn.com, cnnsi.com and foxsports.com) or to enthusiasts of particular sports (such as Web sites maintained by the NFL, the NBA, MLB and the NHL),

o publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites,

o general purpose consumer online services such as AOL and Microsoft Network, each of which provides access to sports-related content and services,

o vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services, and

o Web search and retrieval services and portals, such as AltaVista, Excite@Home, Lycos, Netscape and Yahoo!, and other high-traffic Web sites.

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

More individuals are utilizing non-PC devices to access the Internet and we may not be successful in developing a version of our service that will gain widespread adoption by users of such devices.

         In the coming years, the number of individuals who access the Internet through devices other than a personal computer such as personal digital assistants, cellular telephones and television set-top devices is expected to increase dramatically. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we will fail to capture a sufficient share of an increasingly important portion of the market for online services. Further, as the majority of our revenues are derived through the sale of banner and other advertising optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from online properties that are directed at the users of alternative devices. Any failure to develop revenue-generating online properties that are adopted by a significant number of handheld device users could have a material adverse effect on our business, operating results and financial condition.

We are dependent on certain content providers and are required to make significant payments to such content providers

         We rely on independent content providers, including professional sports organizations, for sports news, scores, statistics and other sports information. Our future success depends, in significant part, on our ability to maintain and renew our relationships with these content providers and to build new relationships with other content providers. Our agreements with content providers generally are short-term and may be terminated by the content provider if we fail to fulfill our obligations under the applicable agreement. Some of our content providers compete with one another and, to some extent, with us for advertising and members. Termination of one or more significant content provider agreements would decrease the availability of sports news and information which we can offer our customers and could have a material adverse effect on our business, results of operations and financial condition.

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

Effectively managing our growth may be difficult

         We have continuously expanded our operations and anticipate that significant expansion of our operations will continue to be required in order to address potential market opportunities. This growth is likely to place a significant strain on our management, operational and financial resources and systems. To manage our growth, we must implement systems and train and manage our employees. In addition, it may become necessary to increase the capacity of our software, hardware and telecommunications systems on short notice. We cannot assure you that our management will be able to effectively or successfully manage our growth.

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

Our strategy to expand internationally has certain risks

         We plan to continue to expand our business internationally and expect that our international operations will be subject to most of the risks inherent in our business generally. We cannot assure you that revenue from international operations will increase in the future or that operating losses will not be incurred from such operations. In addition, there are certain risks inherent in doing business in international markets, such as:

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

We may not be able to protect our proprietary rights and we may infringe the proprietary rights of others

         Proprietary rights are important to our success and competitive position. In 1996, we were issued a United States trademark registration for our former SportsLine USA logo. We have applied to register in the United States a number of marks, several of which include the term "SportsLine." We have filed applications to register "SportsLine" marks in Australia, the United Kingdom and other countries. We cannot assure you that we will be able to secure adequate protection for these trademarks in the United States or in foreign countries. Although we seek to protect our proprietary rights, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties and it is possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect us. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of our technical and management personnel.

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

Our success is dependent on our key personnel

         Our future success depends, in part, upon the continued service of our senior management and other key personnel. Although in June 1998 we entered into an employment agreement with Michael Levy, our President and Chief Executive Officer which was amended and restated in January 2000 and continues in effect through December 31, 2003, the loss of his services or the services of one or more of our other executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified technical, editorial and managerial personnel. Competition for such personnel is intense, and we have, at times, experienced difficulties in attracting the desired number of such individuals. Furthermore, in conjunction with the current tight labor market, the recent volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results, or reduce the percentage ownership of our existing stockholders, or both.

Our business depends on the growth of the Internet

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

         If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance or reliability may decline. In addition, Web sites may from time to time experience interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our Web sites could be adversely affected.

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

Regulatory and legal uncertainties could harm our business

         The application of existing laws and regulations to SportsLine with respect to issues such as the protection of databases, user privacy, pricing, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement can be unclear. In addition, SportsLine will also be subject to new laws and regulations directly applicable to its activities. Any existing or new legislation applicable to SportsLine could expose it to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

         Several recently passed federal laws could have an impact on SportsLine's business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

         SportsLine posts its privacy policy and practices concerning the use and disclosure of user data. Any failure by the Company to comply with its posted privacy policy, requirements of the FTC regarding user privacy, or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on SportsLine's business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to SportsLine's business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect the Company's business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize SportsLine's services.

         Our contests and sweepstakes may be subject to state and federal laws governing lotteries and gambling. We seek to design our contest and sweepstakes rules to fall within exemptions from such laws and restrict participation to individuals over 18 years of age who reside in jurisdictions within the United States and Canada in which the contests and sweepstakes are lawful. We cannot assure you that our contests and sweepstakes will be exempt from such laws or that the applicability of such laws to us would not have a material adverse effect on our business, results of operations and financial condition.

         Through an indirect wholly-owned subsidiary, we are engaged in the business of selling and providing certain information to casinos doing business in Nevada. As such, our subsidiary is required to be licensed as an "information service provider" as that term is defined by the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"), and is subject to the regulatory jurisdiction of the Nevada Gaming Commission (the "Commission") and the Nevada State Gaming Control Board (the "Board") (The Commission and the Board are collectively referred to as the "Nevada Gaming Authorities"). Our wholly-owned subsidiary, VegasInsider, has filed an application to be found suitable as an intermediary holding company, and we have filed an application to be registered as a publicly traded company. In addition, certain of our officers and the officers of certain of our subsidiaries filed applications to be found suitable as officers of the respective companies. The subjection of our business to the regulatory jurisdiction of the Nevada Gaming Authorities could have a material adverse effect on our business, results of operations and financial condition. See "Business--Government Regulation and Legal Uncertainties - Nevada Regulation and Licensing."

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

The price of our common stock is highly volatile

         The trading price of our common stock has fluctuated significantly. For example, during the 52-week period ended December 31, 2000, the reported closing price of our common stock on the Nasdaq National Market was as high as $57.75 and as low as $4.44. The trading price of the common stock may fluctuate in response to a number of events and factors, such as:

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

Item 8.  Financial Statements and Supplementary Data.

                          Index to Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants....................      41

Consolidated Balance Sheets as of December 31, 2000 and 1999 .........      42

Consolidated Statements of Operations
     for the years ended December 31, 2000, 1999 and 1998.............      43

Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 2000, 1999 and 1998.............      44

Consolidated Statements of Cash Flows
     for the years ended December 31, 2000, 1999 and 1998.............      46

Notes to Consolidated Financial Statements............................      48

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To SportsLine.com, Inc.:

     We have audited the accompanying consolidated balance sheets of SportsLine.com, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SportsLine.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Fort Lauderdale, Florida,
  January 26, 2001.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                                       December 31,
                                                                                ------------------------
                                                                                   2000           1999
                                                                                ---------      ---------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............................................     $  66,713      $  45,968
   Marketable securities ..................................................        59,052         24,953
   Deferred advertising and content costs .................................        18,969         19,530
   Accounts receivable, net ...............................................        10,140         11,875
   Prepaid expenses and other current assets ..............................        11,902         14,657
                                                                                ---------      ---------
       Total current assets ...............................................       166,776        116,983

NONCURRENT MARKETABLE SECURITIES ..........................................            --         50,052
LICENSING RIGHTS ..........................................................         2,267          4,533
NONCURRENT DEFERRED ADVERTISING AND CONTENT COSTS .........................        11,428         32,398
PROPERTY AND EQUIPMENT, net ...............................................        19,703         10,351
GOODWILL, net .............................................................        51,550         42,823
OTHER ASSETS ..............................................................         6,447         14,321
                                                                                ---------      ---------
                                                                                $ 258,171      $ 271,461
                                                                                =========      =========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .......................................................     $  14,398      $   3,296
   Accrued liabilities ....................................................        19,962         12,128
   Deferred revenue .......................................................         5,291          4,160
   Current portion of capital lease obligations ...........................             6            170
                                                                                ---------      ---------
        Total current liabilities .........................................        39,657         19,754

CONVERTIBLE SUBORDINATED NOTES ............................................        19,608         19,608
                                                                                ---------      ---------
        Total liabilities .................................................        59,265         39,362
                                                                                ---------      ---------
MINORITY INTEREST                                                                  59,809          7,443
                                                                                ---------      ---------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
       issued and outstanding as of December 31, 2000 and December 31, 1999            --             --
   Common stock, $0.01 par value, 200,000,000 shares authorized,
        26,486,193 and 25,358,788 issued and outstanding  as of
        December 31, 2000 and December 31, 1999, respectively .............           265            254
   Additional paid-in capital .............................................       359,612        333,879
   Accumulated other comprehensive (loss) income ..........................        (5,228)             7
   Accumulated deficit ....................................................      (215,552)      (109,484)
                                                                                ---------      ---------
       Total shareholders' equity .........................................       139,097        224,656
                                                                                ---------      ---------
                                                                                $ 258,171      $ 271,461
                                                                                =========      =========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                  2000              1999              1998
                                                                  ----              ----              ----
REVENUE .................................................     $     95,887      $     60,278      $     30,551
COST OF REVENUE .........................................           41,001            34,078            17,231
                                                              ------------      ------------      ------------
GROSS PROFIT ............................................           54,886            26,200            13,320
                                                              ------------      ------------      ------------
OPERATING EXPENSES:
  Product development ...................................            1,791             1,587             1,313
  Sales and marketing ...................................           50,943            36,452            20,481
  General and administrative ............................           37,091            20,063            13,159
  Depreciation and amortization .........................           41,886            25,806            17,104
  Other non-recurring charge for settlement of litigation               --                --             1,100
                                                              ------------      ------------      ------------
            Total operating expenses ....................          131,711            83,908            53,157
                                                              ------------      ------------      ------------
LOSS FROM OPERATIONS ....................................          (76,825)          (57,708)          (39,837)
INTEREST EXPENSE ........................................           (1,084)           (4,392)             (118)
INTEREST AND OTHER INCOME, net ..........................           12,914             8,976             4,446
LOSS ON EQUITY INVESTMENTS ..............................         (127,653)               --                --
GAIN ON TERMINATION OF ADVERTISING AGREEMENTS ...........           78,766                --                --
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES .................            7,814                --                --
                                                              ------------      ------------      ------------
LOSS BEFORE EXTRAORDINARY GAIN ..........................         (106,068)          (53,124)          (35,509)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
  DEBT ..................................................               --            36,027                --
                                                              ------------      ------------      ------------
NET LOSS ................................................     $   (106,068)     $    (17,097)     $    (35,509)
                                                              ============      ============      ============
NET LOSS PER SHARE - BASIC AND
   DILUTED:
     Loss per share before extraordinary gain ...........     $      (4.04)     $      (2.31)     $      (1.94)

     Extraordinary gain .................................               --              1.57                --
                                                              ------------      ------------      ------------
     Net loss per share - basic and diluted .............     $      (4.04)     $      (0.74)     $      (1.94)
                                                              ============      ============      ============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC AND DILUTED .....................................       26,245,946        23,018,224        18,305,927
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

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (amounts in thousands, except share data)

                                                                                      Accumulated
                                                     Common Stock       Additional       Other
                                               ---------------------      Paid-In    Comprehensive   Accumulated    Comprehensive
                                                 Shares       Amount      Capital    Income (Loss)     Deficit           Loss
                                               ----------     ------    ----------   -------------   -----------    -------------
Balances at December 31, 1997 ..............   15,019,220     $  150    $   93,627   $          --   $   (56,792)
   Net proceeds from issuance of common
     stock .................................    2,288,430         23        80,818              --            --
   Exercise of CBS warrants ................      760,000          8         9,492              --            --
   Noncash issuance of common stock and
     common stock warrants pursuant to CBS
     Agreement .............................      735,802          7        11,890              --            --
   Noncash issuance of common stock and
     common stock warrants pursuant to AOL
     Agreement .............................      550,000          6         7,619              --            --
   Noncash issuance of common stock and
     options pursuant to acquisition of
     Subsidiary ............................       46,924          1         1,668              --            --
   Noncash issuance of common stock and
     common stock warrants pursuant to
     consulting agreements and purchase of
     service mark ..........................       17,932         --         1,342              --            --
   Issuance of common stock pursuant to the
     Employee Stock Purchase Plan ..........      329,085          3         2,279              --            --
   Net proceeds from exercise of common
     stock warrants ........................      236,189          2         1,445              --            --
   Issuance of common stock from exercise
     of employee options ...................      317,203          3           881              --            --
   Comprehensive loss:
       Net Loss ............................           --         --            --              --       (35,509)   $     (35,509)
                                                                                                                    -------------
       Comprehensive Loss ..................                                                                        $     (35,509)
                                               ----------     ------    ----------   -------------   -----------    =============
Balances at December 31, 1998 ..............   20,300,785        203       211,061              --       (92,301)
   Exercise of CBS warrants ................      380,000          4         7,596              --            --
   Noncash issuance of common stock and
     common stock warrants pursuant to CBS
     Agreement .............................    1,611,925         16        59,672              --            --
   Noncash issuance of common stock and
     options pursuant to acquisition of
     Subsidiary ............................      920,170          9        31,003              --           (86)
   Equity activity of subsidiary ...........           --         --         4,936              --            --
   Issuance of common stock pursuant to the
     Employee Stock Purchase Plan ..........      101,561          1         1,553              --            --
   Net proceeds from exercise of common
     stock warrants ........................      949,434         10         3,974              --            --
   Noncash issuance of common stock pursuant
     to purchase of advertising ............      450,000          5         8,995              --            --
   Noncash issuance of warrants pursuant to
     PGA TOUR agreement ....................           --         --         2,105              --            --
   Issuance of common stock from exercise
     of employee options ...................      644,913          6         2,984              --            --
   Comprehensive loss:
       Net Loss ............................           --         --            --              --       (17,097)   $     (17,097)
       Cumulative Translation Adjustment ...           --         --            --               7            --                7
                                                                                                                    -------------
       Comprehensive Loss ..................                                                                        $     (17,090)
                                               ----------     ------    ----------   -------------   -----------    =============
Balances at December 31, 1999 ..............   25,358,788     $  254    $  333,879   $           7   $  (109,484)

                            (continued on next page)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (CONTINUED)
                    (amounts in thousands, except share data)

                                                                                      Accumulated
                                                     Common Stock       Additional       Other
                                               ---------------------      Paid-In    Comprehensive   Accumulated    Comprehensive
                                                 Shares       Amount      Capital    Income (Loss)     Deficit           Loss
                                               ----------     ------    ----------   -------------   -----------    -------------
Balances at December 31, 1999 ..............   25,358,788     $  254    $  333,879   $           7   $  (109,484)
   Exercise of CBS warrants ................      500,000          5        11,495              --            --
   Noncash issuance of common stock and
     options pursuant to acquisitions of
     Subsidiaries ..........................      305,591          3        15,049              --            --
   Equity activity of subsidiary ...........           --         --        (5,007)             --            --
   Issuance of common stock pursuant to the
     Employee Stock Purchase Plan ..........       73,883          1           715              --            --
   Net proceeds from exercise of common
     stock warrants ........................       57,000         --           365              --            --
   Noncash issuance of common stock warrants           --         --         1,567              --            --
   Issuance of common stock from exercise
     of employee options ...................      190,931          2         1,549              --            --
   Comprehensive loss:
       Net Loss ............................           --         --            --              --      (106,068)   $    (106,068)
       Cumulative Translation Adjustment ...           --         --            --          (5,235)           --           (5,235)
                                                                                                                    -------------
       Comprehensive Loss ..................                                                                        $    (111,303)
                                               ----------     ------    ----------   -------------   -----------    =============
Balances at December 31, 2000 ..............   26,486,193     $  265    $  359,612   $      (5,228)  $  (215,552)
                                               ==========     ======    ==========   =============   ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                             Year Ended December 31,
                                                                                     ---------------------------------------
                                                                                        2000           1999           1998
                                                                                     ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..................................................................     $(106,068)     $ (17,097)     $ (35,509)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .........................................        41,886         25,806         17,104
         Bad debt and other expense ............................................         1,986            348            250
         Minority interest in consolidated subsidiaries ........................        (2,951)          (372)            --
         Loss on equity investments ............................................       127,653             --             --
         Gain on termination of agreements .....................................       (78,766)            --             --
         Gain on sale of e-commerce subsidiaries ...............................        (7,814)            --             --
         Extraordinary gain on extinguishment of debt ..........................            --        (36,027)            --
         Changes in operating assets and liabilities:
              Accounts receivable ..............................................        (3,022)        (6,927)        (3,057)
              Prepaid expenses and other current assets ........................         2,808         (4,121)        (6,929)
              Accounts payable .................................................         1,156           (376)           543
              Accrued liabilities ..............................................         5,976          6,963          2,076
              Deferred revenue .................................................       (17,101)         2,093            227
                                                                                     ---------      ---------      ---------
              Net cash used in operating activities ............................       (34,257)       (29,710)       (25,295)
                                                                                     ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales (purchases) of marketable securities, net ...........................        10,953        (21,447)       (52,052)
     Proceeds from sale of investments .........................................         1,871             --             --
     Purchases of property and equipment .......................................       (18,808)        (8,627)        (3,781)
     Purchase of licensing rights ..............................................            --         (8,500)            --
     Acquisitions of businesses ................................................           (11)        (8,165)          (353)
     Purchase of service mark ..................................................            --             --           (100)
     Net decrease (increase) in restricted cash ................................            --         12,549        (12,899)
                                                                                     ---------      ---------      ---------
              Net cash used in investing activities ............................        (5,995)       (34,190)       (69,185)
                                                                                     ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock of subsidiary ...................        52,500          7,500             --
     Net proceeds from issuance of common stock and exercise of common
         stock warrants and options ............................................        14,132         16,128         94,955
     Proceeds from issuance of convertible subordinated notes, net of costs ....            --        145,443             --
     Repurchase of convertible subordinated notes, net of costs ................            --        (90,585)            --
     Repayment of capital lease obligations and long term borrowings ...........          (158)          (302)        (1,273)
                                                                                     ---------      ---------      ---------
              Net cash provided by financing activities ........................        66,474         78,184         93,682
                                                                                     ---------      ---------      ---------
     Effect of exchange rate changes on cash ...................................        (5,477)            --             --
                                                                                     ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ...........................        20,745         14,284           (798)
CASH AND CASH EQUIVALENTS, beginning of year ...................................        45,968         31,684         32,482
                                                                                     ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year .........................................     $  66,713      $  45,968      $  31,684
                                                                                     =========      =========      =========

                            (continued on next page)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                             (amounts in thousands)

                                                                                             Year Ended December 31,
                                                                                     ---------------------------------------
                                                                                        2000           1999           1998
                                                                                     ---------      ---------      ---------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock and common stock warrants pursuant
       to CBS agreement ........................................................     $      --      $  59,688      $  11,897
                                                                                     =========      =========      =========
     Sale of e-commerce subsidiaries ...........................................     $   3,579      $      --      $      --
                                                                                     =========      =========      =========
     Investments in businesses .................................................     $ 115,297      $      --      $      --
                                                                                     =========      =========      =========
     Equity activity of subsidiary .............................................     $  (5,007)     $   4,936      $      --
                                                                                     =========      =========      =========
     Issuance of common stock warrants pursuant to purchase of advertising .....     $      --      $   9,000      $      --
                                                                                     =========      =========      =========
     Issuance of common stock warrants to PGA TOUR .............................     $      --      $   2,105      $      --
                                                                                     =========      =========      =========
     Issuance of common stock pursuant to acquisition of subsidiaries ..........     $  15,052      $  30,926      $   1,650
                                                                                     =========      =========      =========
     Equipment acquired under capital leases ...................................     $      --      $      --      $     104
                                                                                     =========      =========      =========
     Issuance of common stock warrants .........................................     $   1,567      $      --      $   1,342
                                                                                     =========      =========      =========
     Issuance of common stock and common stock warrants pursuant
         to AOL agreement ......................................................     $      --      $      --      $   7,625
                                                                                     =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest ....................................................     $     990      $   2,384      $     109
                                                                                     =========      =========      =========
     Cash paid for income taxes ................................................     $      26      $      18      $       6
                                                                                     =========      =========      =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

(1) NATURE OF OPERATIONS:

         SportsLine.com, Inc. ("SportsLine.com" or the "Company") was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. SportsLine.com is a leading media company providing Internet sports content, community and e-commerce on a global basis. SportsLine.com's content includes more than one million pages of multimedia sports information, entertainment and merchandise. The Company's flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com as part of an exclusive promotional and content agreement with CBS in March 1997. SportsLine.com has strategic relationships with CBS, USA Networks, Westwood One, the NFL, Major League Baseball ("MLB"), the NBA and the PGA TOUR and serves as the primary sports content provider for America Online and Netscape. In 1999, the Company commenced operations in Europe through its subsidiary, Sports.com Limited ("Sports.com"). Sports.com launched its first site in August 1999, is the leading mobile and fixed internet provider of European sports content, community and commerce and provides comprehensive European coverage in English for soccer, rugby, Formula One, rally, cricket, boxing, tennis and golf, as well all sports in local languages in France, Germany, Italy and Spain.

      The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations and the Company's superstar athletes; offers instant odds and picks; produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists; and produces and offers contests, games and fantasy league products.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

         The consolidated financial statements include the accounts of SportsLine.com and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Minority interest in the amount of $59,809 as of December 31, 2000 represents the minority preferred shareholders' proportional share of ownership in Sports.com.

         Cash and Cash Equivalents

         The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents.

         Marketable Securities

         Marketable securities include highly liquid investments with original maturities in excess of three months but less than one year. Noncurrent marketable securities are those investments with original maturities in excess of one year. Such marketable securities are classified as "held to maturity" and, accordingly, are carried at cost, which approximates market value as of December 31, 2000 and 1999.

         Investments at December 31, are as follows:

                                                          December 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
      U.S. Government Agencies .................      $ 50,474    $ 61,644
      Corporate Bonds ..........................         8,578      13,361
                                                      --------    --------
          Total Marketable Securities ..........        59,052      75,005
      Less:  Current Marketable Securities .....       (59,052     (24,953)
                                                      --------    --------
          Noncurrent Marketable Securities .....      $     --    $ 50,052
                                                      ========    ========

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

         Deferred Advertising and Content Costs

         Deferred advertising and content costs relates to unamortized costs of equity instruments issued under the CBS and AOL agreements discussed in Note 6. Such costs are capitalized as the equity instruments are issued. These costs are then charged to operations as depreciation and amortization as the Company receives advertising and other benefits under the agreements.

         Licensing and Consulting Agreements

         The cost of license and consulting agreements, which is primarily a result of issuances of warrants to purchase common stock (see Note 7), is being amortized using the straight-line method over the term of the related agreements (from one to ten years) beginning in August 1995, when cbs.sportsline.com first became commercially available. Such costs totaled approximately $20,169 and $18,602 for the years ended December 31, 2000 and 1999, respectively. Accumulated amortization on such amounts was approximately $10,116 and $4,365 at December 31, 2000 and 1999, respectively. The current portion of such amounts is reflected in prepaid expenses and other current assets and the long-term portion in other assets in the accompanying consolidated balance sheets. Amortization expense under these agreements was approximately $5,689, $3,134 and $1,643 for the years ended December 31, 2000, 1999 and 1998, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

         Property and Equipment

         Property and equipment is carried at historical cost and is being depreciated and amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease period.

         Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation and amortization are removed from the account and any gain or loss is recognized.

         Goodwill

         Goodwill, net consists of the following at December 31:

                                                   2000             1999
                                                  -------         -------
         Goodwill, at cost                        $58,654         $44,070
         Less: Accumulated amortization            (7,104)         (1,247)
                                                  -------         -------
         Goodwill, net                            $51,550         $42,823
                                                  =======         =======

         The Company assesses goodwill recoverability by analyzing the entity's historical operations, undiscounted future cash flows and the market value of similar entities. An impairment assessment would be triggered if circumstances regarding the entity's ability to generate cash flows would occur.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

         Accrued Liabilities

         Accrued liabilities at December 31, 2000 and 1999 are as follows:

                                                             December 31,
                                                        ---------------------
                                                          2000          1999
                                                        -------       -------
         Revenue sharing                                $ 3,870       $ 2,849
         Professional fees                                3,249         1,392
         Advertising costs                                2,340           957
         Payroll                                          1,097           897
         Health insurance                                   936           929
         Site hosting fees                                  715            60
         Other                                            7,755         5,044
                                                        -------       -------
                                                        $19,962       $12,128
                                                        =======       =======

         Revenue Recognition

         Revenue recognition policies for advertising, e-commerce, membership and premium services, content licensing and barter transactions are set forth below.

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

         E-Commerce Revenue

         E-commerce revenue is derived from the sales of limited edition memorabilia, licensed apparel, golf equipment and other sports-related products. E-commerce revenue is recognized once the product has been shipped and payment is reasonably assured. In 2000, e-commerce revenue consisted solely of revenue generated by Sports.com.

         Membership and Premium Services Revenue

         In January 1999, the Company launched "SportsLine Rewards," a program offered at no charge that offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items. For a fee, the Company offers "SportsLine Rewards Plus" where members are also eligible to participate in sports contests to win cash prizes and merchandise. The "Rewards Plus" program offers annual memberships, the revenue from which is recognized ratably over the life of the membership agreement.

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

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

         Content Licensing Revenue

         Content licensing revenue is derived from the licensing of certain of the Company's content to third parties. Content licensing revenue is recognized over the period of the license agreement as the Company delivers content.

         Barter Transactions

         The Company recognizes advertising and content licensing revenue as a result of barter transactions. Such revenue is recognized based on the fair value of the consideration received, which generally consists of advertising displayed on the other companies' Web sites. Barter revenue and the corresponding expense is recognized in the period the advertising is displayed.

         Revenue by Type

         Revenue by type for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                          2000        1999        1998
                                        -------     -------     -------

Advertising .......................     $77,666     $29,970     $17,698
Subscription based services .......       6,284       5,629       5,032
E-commerce ........................         126      16,486       3,600
Content licensing and other .......      11,811       8,193       4,221
                                        -------     -------     -------
                                        $95,887     $60,278     $30,551
                                        =======     =======     =======

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 17%, 17% and 19% of total revenue for the years ended December 31, 2000, 1999 and 1998, respectively. Barter transactions are recorded on a basis consistent with similar recent cash transactions of the Company pursuant to EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions."

         Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 16%, 0% and 0% of total revenue for the years ended December 31, 2000, 1999 and 1998, respectively. As discussed in Note 3, the majority of equity related revenue was derived from two agreements, both of which were terminated prior to December 31, 2000.

         Cost of Revenue

         Cost of revenue consists primarily of content and royalty fees, revenue sharing, payroll and related expenses for the editorial and operations staff, telecommunications and computer-related expenses for the support and delivery of the Company's services. Royalty payments are paid to certain content providers and technology and marketing partners based on membership levels subject, in certain instances, to specified minimum amounts.

         Sales and Marketing

         Sales and marketing expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses and member acquisition costs. Member acquisition costs consist primarily of the direct costs of member solicitation, including advertising on other Web sites and Internet search engines and the cost of obtaining qualified prospects from direct marketing programs and third parties. No indirect costs are included in member acquisition costs. In accordance with American Institute of Certified Public

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

Accountants ("AICPA") Statement of Position, 93-7, Reporting on Advertising Costs, the Company may, in the future, capitalize such direct-response advertising costs if historical evidence is available to indicate that the advertising results in a future benefit. Until that time, all such costs are expensed as incurred. All other advertising and marketing costs are charged to expense at the time the advertising takes place. Advertising expense for 2000, 1999 and 1998 was $16,217, $10,895 and $6,306, respectively.

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

         Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were approximately 9,685,000, 7,711,000 and 5,187,000 options and warrants outstanding at December 31, 2000, 1999 and 1998, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted loss per share because to do so would have been antidilutive for all periods presented.

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

         Fair Value of Financial Instruments

         The Company's financial instruments, primarily consisting of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and Convertible Subordinated Notes, approximate fair value due to their short-term nature and/or market rates of interest.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. Accounts receivable from customers outside the United States are held by Sports.com and represents about 26% of total receivables. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant. The allowance for doubtful accounts was $1,765 and $423 at December 31, 2000 and 1999, respectively, and activity for the years ended December 31, 2000, 1999 and 1998 was as follows:

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

                                             2000         1999         1998
                                           -------      -------      -------
      January 1 balance ................   $   423      $   230      $    87
      Provision for doubtful accounts ..     1,999          329          166
      Write-offs .......................      (657)        (136)         (23)
                                           -------      -------      -------
      December 31 balance ..............   $ 1,765      $   423      $   230
                                           =======      =======      =======

         Impairment of Long-Lived Assets

         The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The amount of the impairment is calculated as the amount by which carrying value exceeds fair value. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

         Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation" allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to use the intrinsic value based method. Accordingly, pro forma disclosures required to be presented by SFAS No. 123 for companies continuing to utilize the intrinsic value based method are presented in Note 7.

         Comprehensive Loss

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The Company has elected to disclose comprehensive loss in the consolidated statements of changes in shareholders' equity.

         Internal Use Software and Web Site Development Costs

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

         Segment Reporting

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. SFAS No. 131 establishes standards for the way public

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders.

         Beginning in the third quarter of 1999, the Company began operating in two segments. As permitted by SFAS No. 131, the following segment information is disclosed based on the method management uses to organize financial information for making operating decisions and assessing performance. The Company currently has two principal business segments: United States and Europe.

         A summary of the segment financial information is as follows:

                                            Year Ended December 31,
                                    ---------------------------------------
                                      2000           1999           1998
                                    ---------      ---------      ---------
Revenue:
  United States                     $  87,458      $  58,284      $  30,551
  Europe                                8,429          1,994             --
                                    ---------      ---------      ---------
                                    $  95,887      $  60,278      $  30,551
                                    =========      =========      =========
Depreciation and amortization:
  United States                     $  39,545      $  24,809      $  17,104
  Europe                                2,341            997             --
                                    ---------      ---------      ---------
                                    $  41,886      $  25,806      $  17,104
                                    =========      =========      =========
Loss from operations:
  United States                     $ (45,898)     $ (51,417)     $ (39,837)
  Europe                              (30,927)        (6,291)            --
                                    ---------      ---------      ---------
                                    $ (76,825)     $ (57,708)     $ (39,837)
                                    =========      =========      =========
Loss before extraordinary gain:
  United States                     $ (77,910)     $ (47,026)     $ (35,509)
  Europe                              (28,158)        (6,098)            --
                                    ---------      ---------      ---------
                                    $(106,068)     $ (53,124)     $ (35,509)
                                    =========      =========      =========
Total assets as of December 31:
  United States                     $ 223,554      $ 259,730      $ 137,655
  Europe                               34,617         11,731             --
                                    ---------      ---------      ---------
                                    $ 258,171      $ 271,461      $ 137,655
                                    =========      =========      =========
Capital Expenditures:
  United States                     $  15,147      $   7,346      $   3,781
  Europe                                3,661          1,281             --
                                    ---------      ---------      ---------
                                    $  18,808      $   8,627      $   3,781
                                    =========      =========      =========

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

         Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as further amended by SFAS No. 138, will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company has no derivatives as defined under SFAS No.133 and expects no effects upon adoption.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the consolidated financial statements.

(3)   ACQUISITIONS AND DISPOSITIONS:

         The Company acquired International Golf Outlet, Inc. in June 1998 and TennisDirect.com, Inc. in August 1999, and accounted for these transactions using the purchase method of accounting. The purchases resulted in goodwill of $3,180. Such goodwill was being amortized over an estimated life of ten years. In May 1999, the Company acquired Golf Club Trader, Inc. The purchase was accounted for using the pooling-of-interests method of accounting. As of January 2000, the aforementioned companies were sold to MVP.com, Inc. ("MVP") in exchange for an equity interest in MVP resulting in a one-time gain of $7,814. In addition, the Company entered into a 10-year strategic e-commerce and marketing agreement with MVP pursuant to which MVP operated the Company's domestic e-commerce business. These transactions with MVP resulted in the Company receiving an investment in MVP totaling $100,000. Such investment was initially recorded at estimated fair value. During the third and fourth quarters of 2000, the Company deemed its investment in MVP to be permanently impaired and wrote off the entire investment of $100,000. The Company's estimate was based on the market downturn during the third and fourth quarters of 2000, which caused similar declines in publicly-traded internet e-commerce companies' market values, the difficulty experienced by MVP in raising additional capital and an assessment of MVP's financial condition and prospects. In November 2000, the Company terminated its marketing agreement with MVP due to MVP's breach of the agreement. As a result of the termination the Company reversed deferred revenue of $72,303 which is included in Gain on Termination of Advertising Agreements in the accompanying consolidated statements of operations.

         Additionally, as of December 29, 2000, Internet Sports Network ceased operations causing the Company to write off its investment of $15,247 during the fourth quarter of 2000, which the Company had received as part of the promotional and advertising agreement. Furthermore, several of the Company's other equity investments were adversely affected by the market downturn and were written down by $12,406 in the third and fourth quarters of 2000. As of December 31, 2000, the Company had equity investments in two companies totaling $528, of which $500 is guaranteed by a cash escrow account.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(3)   ACQUISITIONS AND DISPOSITIONS:--(Continued)

         Sports.com was formed in May 1999. In May 1999, Sports.com purchased SportsWeb, which was accounted for using the purchase method of accounting, and resulted in goodwill of $584 that is being amortized over five years. In June 1999, Sports.com acquired the sports division of Infosis Group. The Company also accounted for this transaction using the purchase method of accounting resulting in goodwill of $2,526, which is being amortized over five years. A liability of $59,809 has been reflected in the Company's consolidated balance sheet as of December 31, 2000 to reflect the minority interest in Sports.com. As of December 31, 2000, SportsLine owned 71% of the common shares of Sports.com. In 2000, the Company consolidated between 71% and 100% of the losses of Sports.com, which has historically been offset by the allocation of a portion of such losses to third party holders of Sports.com common stock. However, pursuant to United States generally accepted accounting principles, the Company is only able to allocate such losses to third party holders of common stock up to the amount of such third parties' investment in the common stock. Accordingly, in future periods, excluding any future common stock investments in Sports.com, the Company expects to recognize 100% of the losses of Sports.com.

         The Company acquired Daedalus Worldwide, Inc. in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880, which is being amortized over an estimated life of seven years. In the fourth quarter of 2000, a $12,000 liability included in accounts payable at December 31, 2000, was recorded pursuant to the purchase agreement, which provided for additional consideration in exchange for meeting certain performance thresholds included in the original purchase agreement. This amount is expected to be paid during the first and third quarter of 2001. This additional consideration caused goodwill to increase by $12,000 and is being amortized over its remaining life.

         The Company acquired another business during 1999 and accounted for the transaction using the purchase method of accounting. The purchase resulted in goodwill of $3,726, which was being amortized over an estimated life of seven years. The business was subsequently sold in April 2000 resulting in a gain of $264.

         The Company acquired DBC Sports during 2000 and accounted for this transaction using the purchase method of accounting. The purchase resulted in goodwill of $11,831, which is being amortized over an estimated life of seven years. Pursuant to the purchase agreement, the Company guaranteed the value of the shares of common stock issued as consideration for the purchase. Due to the subsequent decline in the trading price of the Company's common stock, the Company expects to re-purchase the shares issued in this acquisition for approximately $12,500 in cash during the second quarter of 2001.

         The purchase prices of the acquisitions accounted for using the purchase method have been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The portion of the purchase prices being allocated to goodwill are being amortized over a straight-line basis over seven years. The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition. The purchase prices for the year ended December 31, 2000 is allocated as follows:

    Tangible Assets (includes cash acquired of $19)        $  399
    Intangible Assets                                       23,831
    Liabilities                                                (72)
                                                           -------
    Total Purchase Prices                                  $24,158
                                                           =======

         The following unaudited pro forma financial information presents the consolidated operations of the Company along with the acquired and disposed of companies as if the transactions had occurred at the beginning of the periods presented, respectively, after giving effect to certain adjustments including increased amortization of goodwill related to the acquisitions. The unaudited pro forma information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the transactions been consummated on the dates assumed and do not project the Company's results of operations for any future period:

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(3)   ACQUISITIONS AND DISPOSITIONS:--(Continued)

                                                     2000               1999
                                                     ----               ----
       Revenue                                    $ 96,356           $ 46,722
       Loss before extraordinary gain            $(106,342)          $(53,791)
       Diluted loss per share                      $ (4.02)           $ (2.27)

(4)  PROPERTY AND EQUIPMENT, NET:

         Property and equipment, net consists of the following:

                                                          Estimated           December 31,
                                                        Useful Lives    ------------------------
                                                           (Years)         2000           1999
                                                        ------------    ---------      ---------
     Computer equipment                                      2-3        $  27,341      $  17,015
     Furniture, fixtures and leasehold improvements          3-7            7,722          2,380
                                                                        ---------      ---------
                                                                           35,063         19,395
     Less: accumulated depreciation and amortization                      (15,360)        (9,044)
                                                                        ----------     ----------
                                                                        $  19,703      $  10,351
                                                                        =========      =========

         Included in property and equipment is equipment acquired under capital leases of approximately $1,245 for both December 31, 2000 and 1999 less accumulated amortization of $1,239 and $1,051, respectively. Depreciation and amortization expense on property and equipment amounted to approximately $7,609, $4,085 and $2,606 for the years ended December 31, 2000, 1999 and 1998, respectively.

(5)  DEBT:

         In March 1999, the Company completed an offering of $150 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes are convertible, at the holder's option, into the Company's common stock at an initial conversion rate of 15.355 shares of common stock per $1000 principal amount of Convertible Subordinated Notes (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, commencing October 1, 1999. The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Subordinated Notes indenture) of the Company. The Convertible Subordinated Notes may not be redeemed by the Company prior to April 2, 2002. Thereafter, the Convertible Subordinated Notes are redeemable at the option of the Company, in whole or part, at the redemption prices set forth in the Convertible Subordinated Notes indenture. As of December 31, 2000, the Company had no material indebtedness outstanding that would have constituted Senior Indebtedness. The Indenture does not limit the amount of additional indebtedness, including Senior Indebtedness, which the Company can create, incur, assume, or guarantee, nor does the Indenture limit the amount of indebtedness which any subsidiary of the Company can create, incur, assume or guarantee.

         During the third and fourth quarters of 1999, the Company repurchased $130,300 of its Convertible Subordinated Notes for approximately $90,100, and as a result, the Company recognized an extraordinary gain of $36,000, net of unamortized debt issuance costs. Convertible Subordinated Notes in an aggregate principal amount of approximately $20,000, which are convertible into 301,080 shares of the Company's common stock, remain outstanding as of December 31, 2000.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(5)  DEBT:--(Continued)

         In July 1997, the Company entered into a $2,500 equipment line of credit with a leasing company. The equipment line carries interest at the rate of the bank's prime rate (9.50% at December 31, 2000) plus 0.25%. Borrowings are payable monthly over 36 months. As of December 31, 2000, $6 was outstanding.

(6) SHAREHOLDERS' EQUITY:

         Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to an aggregate of 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices liquidation preferences and the number of shares constituting any series or designations of such series. The Company has no present plans to issue any shares of preferred stock.

         In March 1997, the Company entered into a five-year agreement with CBS Inc. ("CBS"). In consideration of the advertising and promotional efforts of CBS and its license to the Company of the right to use certain CBS logos and television-related sports content, CBS was to receive 3,100,000 shares of common stock over the term of the agreement (752,273, 735,802, 558,988, 567,579 and 485,358 shares in 1997, 1998, 1999, 2000 and 2001, respectively). The CBS agreement also requires the Company to issue CBS on the first business day of each of the first five contract years warrants to purchase 380,000 shares of common stock at per share exercise prices ranging from $10 in 1997 to $30 in 2001. Such warrants are exercisable at any time during the contract year in which they are granted. The value of the advertising and content is being recorded annually in the consolidated balance sheets as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Amounts amortized to expense in 2000, 1999 and 1998 were $17,288, $14,096 and $12,002, respectively, consisting of amortization relating to advertising of $14,000 in the year 2000 and $11,000 for both 1999 and 1998, content of $518 for 2000, 1999 and 1998, and expense related to warrants of $2,770, $2,578 and $484, respectively, and are included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998.

         In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares), respectively, issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and will issue additional shares of common stock valued at $100 million between 2002 and 2006. Shares having a fair market value of $20 million will be issued each year based on the average of closing prices of the common stock on the Nasdaq National Market for the five day period ending on the day prior to the applicable issue dates. Additionally, the original revenue sharing provisions of the CBS agreement were eliminated and replaced by a new revenue sharing formula which is calculated on a broader revenue base and at a lower rate. Total annual amounts to be amortized to expense, not including any revenue share payments, in accordance with the CBS agreement and amendment are as follows:

                2001                $ 17,286
                2002                  22,286
                2003                  22,286
                2004                  22,286
                2005                  22,286
                2006                  22,286
                                    --------
                                    $128,716
                                    ========

         On January 29, 1998, the Company acquired all of the outstanding capital stock of GolfWeb in exchange for approximately 844,490 shares of Common Stock and the assumption of stock options and warrants to purchase up to approximately 53,300 additional shares of Common Stock. The acquisition was accounted for under the

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(6) SHAREHOLDERS' EQUITY:  -- (Continued)

"pooling-of-interests" accounting method. Accordingly, the Company's consolidated financial statements include the accounts of GolfWeb for all years presented.

         In April 1998, the Company completed a public offering (the "Secondary Offering") of four million shares of common stock at $37.625 per share. Of the four million shares offered, 2,288,430 shares were offered by the Company and 1,711,570 shares by selling shareholders. The Company realized approximately $81,000 in net proceeds as a result of the Secondary Offering.

         On June 29, 1998, the Company acquired International Golf Outlet, Inc. ("IGO"), a privately held Internet retailer of fine golf equipment and accessories, for $2,000, consisting of $350 in cash and $1,650 of common stock (46,924 shares). The Company also agreed to issue to the IGO shareholders additional common stock, valued at $1,500 at the time of acquisition, if IGO met certain revenue and earnings targets over the three year period following the acquisition. Accordingly, during 1999 the Company issued 14,220 additional shares of Common Stock valued at $249 to IGO resulting from revenue and earnings goals being met for the first year of operations subsequent to the acquisition. In March 2000, 28,439 additional shares of common stock were issued pursuant to the foregoing terms as a result of the sale of IGO to MVP which was effective as of January 1, 2000.

         Effective as of October 1, 1998, upon expiration of a pre-existing agreement, the Company and America Online, Inc. ("AOL") entered into an agreement (the "AOL Agreement"), which has an initial term of three years, subject to extension for up to two additional three-year terms at the option of AOL under certain circumstances. Under the AOL Agreement, the Company became the premier provider of special features and major event coverage to the Sports Channel on the AOL service, as well as an anchor tenant in the Sports Web Center on aol.com, AOL's Web site. cbs.sportsline.com will also be the premier national sports partner with a presence on all Digital City local services and an anchor tenant in the Sports Channel on CompuServe. The Company (i) paid AOL cash in the amount of $8,000, (ii) issued AOL 550,000 shares of common stock and (iii) granted AOL warrants to purchase an additional 900,000 shares of Common Stock at exercise prices ranging from $20 to $40 per share, 450,000 of which are subject to vesting based on the Company's achievement of specified revenue thresholds which have not been met to date. Furthermore, the Company agreed to make a payment to AOL, provided that AOL held and did not sell any of such shares for a period of two years, if AOL is not able to realize at least $15,000 from the sale of the 550,000 shares of common stock issued to it at the end of such two-year period (the "AOL Obligation"). During December 1999, AOL sold shares of the Company's common stock and the Company realized a benefit of approximately $3,400 as a result of the cancellation of the AOL obligation. Such benefit was reflected as a reduction of depreciation and amortization expense in 1999. In addition, AOL will be eligible to share in direct revenues attributable to AOL promotion of Company offerings on AOL brands once certain thresholds specified in the agreement have been met. Over the three-year agreement, the Company will receive a number of guaranteed impressions on AOL's commercial online services and Web sites.

         In May 1999, the Company acquired Golf Club Trader, Inc. for approximately $7,000 of common stock (195,850 shares). This company was sold as of January 1, 2000. See Note 3.

         In December 1999, the Company acquired Daedalus World Wide Corporation for consideration valued at approximately $31,780 consisting of $4,000 cash and $27,780 of common stock (599,998 shares). See Note 3.

         The Company acquired another business during 1999 in exchange for an aggregate of $2,373 cash and $2,555 of common stock (124,322 shares). This business was sold in April 2000. See Note 3.

         In October 1999, the Company issued 450,000 shares of common stock to Westwood One as consideration for a three-year promotional and programming agreement.

         In April 2000, in connection with the acquisition of DBC Sports, the Company issued to Data Broadcasting Corporation 277,152 shares of common stock. See Note 3.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(6) SHAREHOLDERS' EQUITY:  -- (Continued)

         In January 1998, CBS exercised its 1997 warrants resulting in net proceeds of $3,800 to the Company. In December 1998, CBS exercised its 1998 warrants resulting in net proceeds of $5,700 to the Company. In December 1999, CBS exercised its 1999 warrants resulting in net proceeds of $7,600. In January 2000, CBS exercised its 2000 warrants resulting in net proceeds of $11,500.

         The Company has reserved sufficient shares of its common stock to cover issuance of common stock under the CBS Agreement, exercises of common stock warrants and the stock option, incentive compensation and employee stock purchase plans discussed in Note 7.

(7) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

         Common stock warrants issued in 2000, 1999 and 1998 to non-employees for services rendered primarily under consulting agreements were valued on the date of grant using the Black-Scholes option pricing model. The following is a summary of warrants granted, exercised, canceled and outstanding and the assumptions utilized involving the grants in 2000, 1999 and 1998:

                                                   2000                         1999                         1998
                                           ---------------------      -----------------------       ----------------------
                                                        Weighted                     Weighted                     Weighted
                                                         Average                      Average                     Average
                                                        Exercise                     Exercise                     Exercise
                                            Shares        Price         Shares         Price         Shares        Price
                                           ---------    --------      ----------     --------       ---------     --------
Warrants outstanding, beginning
   of year                                 3,451,000     $29.20        2,365,000      $17.51        2,018,000      $ 7.16
Granted                                      230,000       7.26        2,455,000       29.53        1,355,000       27.08
Exercised                                   (557,000)     21.30       (1,329,000)       9.73         (996,000)      10.99
Canceled                                          --         --          (40,000)       5.00          (12,000)       8.84
                                           ---------                  ----------                    ---------       -----
Warrants outstanding, end of year          3,124,000      29.24        3,451,000       29.20        2,365,000       17.51
                                           =========                  ==========                    =========

         The range of exercise prices of warrants outstanding at December 31, 2000 was $5.00 - $45.00. The weighted average fair value of warrants granted during 2000, 1999 and 1998 was $6.81, $9.22 and $2.43, respectively. There were 2,037,000 warrants exercisable at December 31, 2000 at a weighted average exercise price of $28.72 per share.

         Assumptions utilized to value warrants are as follows:

                                                   Risk-Free
                       Volatility     Dividend      Interest      Estimated
                         Factor        Yield         Rates          Lives
                       ----------     --------    ----------      ---------
2000 grants               100%            0%      5.8% - 6.0%         4-5
1999 grants                75%            0%      4.5% - 6.2%         1-5
1998 grants              40%-65%          0%      4.5% - 5.9%         1-5

         In 1995, the Company adopted a stock option plan (the "1995 Plan") under which the Company is authorized to issue a total of 1,200,000 incentive stock options and nonqualified stock options to purchase common stock to be granted to employees, non employee members of the Board of Directors and certain consultants or independent advisors who provide services to the Company. Options become exercisable for 25% of the option shares upon the optionee's completion of one year of service, as defined, with the balance vesting in successive equal monthly installments upon the optionee's completion of each of the next 36 months of service. The maximum term of the options is 10 years.

         On April 14, 1997, the Company adopted the 1997 Incentive Compensation Plan (the "Incentive Plan"). Pursuant to the Incentive Plan, as amended through June 12, 2000, the total number of shares of common stock that

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(7) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: -- (Continued)

may be subject to the granting of awards shall be equal to: (i) 8,000,000 shares, plus (ii) the number of shares with respect to awards previously granted under the Incentive Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of common stock that are surrendered in payment of any awards or any tax withholding requirements. The Incentive Plan became effective upon completion of the IPO. The Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards at not less than the fair market value of the underlying common stock that may be settled in cash, stock or other property. At December 31, 2000, there were 1,545,477 shares available for issuance under the plan.

         A summary of the activity relating to the Company's employee stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented below:

                                                  2000                         1999                         1998
                                         ----------------------       ----------------------       ----------------------
                                                       Weighted                     Weighted                     Weighted
                                                        Average                      Average                     Average
                                                       Exercise                     Exercise                     Exercise
                                          Shares         Price         Shares         Price         Shares        Price
                                         ---------     --------       ---------     --------       ---------     --------
Outstanding at beginning of year         4,260,796     $ 20.39        2,821,704      $ 9.60        1,457,000      $ 5.13
Granted                                  3,168,500       16.74        2,470,100       28.78        1,980,157       12.72
Exercised                                 (190,931)       7.98         (644,913)       5.62         (314,525)       2.77
Forfeited                                 (676,796)      22.78         (386,095)      16.94         (300,928)      15.10
                                         ---------                    ----------                   ---------
Outstanding at end of year               6,561,569       18.74        4,260,796       20.39        2,821,704        9.60
                                         =========                    =========                    =========
Options exercisable at end of year       2,009,514       19.38          775,049       11.76          462,175        5.05
                                         =========                    =========                    =========

         The weighted average fair value of options granted during 2000, 1999 and 1998 was $12.45, $21.32 and $4.89, respectively. During 1998, certain outstanding employee stock options were repriced to $14.0625 for officers and to $8.00 for other employees. In September 1998, the Company repriced 230,000 options held by certain officers and directors to reduce their exercise price to the then current market value and, in October 1998, repriced 625,382 options held by certain other employees to the then current market value.

         The following table summarizes information about employee stock options outstanding at December 31, 2000:

                                        Options Outstanding                              Options Exercisable
                       -----------------------------------------------------      ---------------------------------
                                              Weighted
                                              Average
                       Outstanding at        Remaining           Weighted         Exercisable at        Weighted
      Range of          December 31,        Contractual           Average          December 31,          Average
  Exercise Prices           2000          Life (In Years)     Exercise Price           2000          Exercise Price
-------------------    --------------     ---------------     --------------      --------------     --------------
   $0.63 to $5.00            338,814            8.20             $ 4.26                103,020           $ 3.82
    5.01 to 8.00           1,636,723            8.50               7.87                460,123             8.00
    8.01 to 15.00          1,422,991            8.50              12.70                454,389            13.30
   15.01 to 20.00            962,457            8.40              16.60                258,517            16.36
   20.01 to 30.00            270,399            7.80              24.81                 80,313            24.04
   30.01 to 40.00          1,720,740            8.70              33.81                588,918            33.39
   40.01 to 60.00            209,445            7.80              46.44                 64,234            46.79
                         -----------                                                 ---------
                           6,561,569            8.50              18.74              2,009,514            19.38
                         ===========                                                 =========

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(7) WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: -- (Continued)

         Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.2% to 6.7%, 4.6% to 5.6% and 5.7% to 6.7%, dividend yield of 0% for all years, expected volatility factor of 100%, 100% and 65% and expected life of 4.39 years for all years.

         The Company's pro forma information follows for the years ended December 31:

                                            2000          1999           1998
                                        ----------    ----------     ----------
Net loss - As reported                  $ (106,068)   $  (17,097)    $  (35,509)
Pro forma net loss                        (129,936)      (26,397)       (37,090)
Net loss per share -
    basic and diluted - As reported         $(4.04)       $(0.74)        $(1.94)
Net loss per share
    basic and diluted - Pro forma           $(4.95)       $(1.15)        $(2.03)

         On April 14, 1997, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") and on November 19, 1999 the Purchase Plan was amended to increase the number of shares of common stock reserved for issuance thereunder to 1,000,000. The Purchase Plan provides eligible employees, as defined therein, the right to purchase shares of common stock. The purchase price per share will be equal to 85% of the fair market value as of certain measurement dates. Such purchases are limited in any calendar year to the lower of 25% of the employee's total annual compensation or $25,000. There were 73,883, 101,561 and 329,085 shares of common stock issued pursuant to the Purchase Plan in 2000, 1999 and 1998, respectively.

          In January 1996, the Company adopted a retirement plan that qualifies under Section 401(k) of the Internal Revenue Code. Under this plan, participating employees, as defined, may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limits. There is currently no matching of employee contributions by the Company.

(8) INCOME TAXES:

         No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 2000. At December 31, 2000, the Company had approximately $97,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income; such carryforwards expire beginning in 2009. Additionally, the Company had $90,000 of capital loss carryforwards. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

         Deferred tax assets at December 31, 2000 and 1999 consist primarily of the tax effect of net operating loss carryforwards, which amounted to approximately $37,000 and $39,000, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full 100% valuation allowance on the deferred tax assets at December 31, 2000 and 1999 to reduce such deferred income tax assets to zero as it is management's belief that realization of such amounts do not meet the criteria required by United States generally accepted accounting principles. Management will review the valuation allowance periodically and make adjustments as warranted.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(9) COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities and computer and communications equipment under noncancellable leases that expire on various dates through 2010. The office leases require the Company to pay operating costs, including property taxes and maintenance costs and includes rent adjustment clauses. The Company committed to a ten-year lease for its corporate headquarters beginning in March 2000. Under the terms of the office lease the Company has provided a letter of credit to the landlord. The letter of credit is secured by a restricted certificate of deposit of approximately $297 as of December 31, 2000.

         Rent expense amounted to approximately $3,281, $1,716 and $735 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Future minimum lease payments for all leases are as follows as of December 31, 2000:

                                                    Capital     Operating
                                                    -------     ---------
        2001                                        $     7     $   2,173
        2002                                             --         2,086
        2003                                             --         2,074
        2004                                             --         2,043
        2005                                             --         1,888
        Thereafter                                       --         6,072
                                                    -------     ---------
        Total minimum lease payments                      7     $  16,336
                                                                =========
        Less:  amount representing interest              (1)
                                                    --------
        Lease obligations reflected as current      $     6
                                                    =======

         The Company has entered into licensing, royalty and consulting agreements with various content providers, vendors and sports celebrities. The remaining terms of these agreements range from one to four years. These agreements provide for the payment of royalties, bounties and certain guaranteed amounts, some of which are on a per member basis. Additionally, some agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived.

          Minimum guaranteed payments required under such agreements are as follows as of December 31, 2000:

                  2001                               $   4,250
                  2002                                   1,584
                  2003                                     450
                  2004                                     200
                                                     ---------
                                                     $   6,484
                                                     =========

         The terms of the Series B Preferred Shares of the Company's subsidiary, Sports.com, allow any holder of the Series B Preferred Shares to elect to redeem any or all of the Series B Preferred Shares in the event (i) an initial public offering of the capital stock of Sports.com meeting certain conditions has not occurred by January 12, 2004 (a "Qualified IPO"); (ii) a change of control of Sports.com shall occur; or (iii) an initial public offering of the capital stock of Sports.com which is not a Qualified IPO shall occur. The redemption price of the Series B Preferred shall be the greater of the nominal amount of the Series B Preferred plus any accrued but unpaid dividends thereon or the fair market value of the Series B Preferred. In addition, the terms of the Series A Preferred Shares of Sports.com allow the holders of at least two thirds of the Series A Preferred Shares to elect to redeem any or all of the Series A Preferred Shares either (i) in three equal annual installments beginning on May 1, 2009; or (ii) following the payment in full by Sports.com of the redemption of the Series B Preferred Shares. The redemption price of the Series A Preferred is the nominal amount of the Series A Preferred plus any accrued but unpaid dividends thereon. Such

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(9) COMMITMENTS AND CONTINGENCIES:  -- (Continued)

Preferred Shares are reflected in minority interest in the accompanying consolidated balance sheets at the estimated redemption amounts.

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

         3.       Exhibits:

         The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit           Description
-------           -----------
   3.1            Amended and Restated Certificate of Incorporation (3.1) (1)
   3.2            Amendment of Article IV of the Amended and Restated Certificate of Incorporation (3.2)(2)
   3.3            Amendment of Article I of the Amended and Restated Certificate of Incorporation (filed herewith)
   3.4            Form of Amended and Restated Bylaws (3.2) (1)
  10.1*           1995 Stock Option Plan (10.1) (3)
  10.2            Form of Indemnification Agreement between the Company and each of its directors and executive officers (10.2) (2)
  10.3*           1997 Incentive Compensation Plan, as amended (filed herewith)
  10.4*           Employee Stock Purchase Plan, as amended (filed herewith)
  10.5            Amended and Restated Investors' Rights Agreement dated as of September 25, 1996, among the
                  Company, the holders of the Company's Series A, Series B and Series C Preferred Stock, The
                  Estate of Burk Zanft and Michael Levy (10.5) (3)
  10.6            Agreement dated March 5, 1997 between the Company and CBS Inc. (10.6) (3)
  10.7*           Consulting Agreement dated September 1, 1994, between the Company and Horrow Sports Ventures
                  (10.10) (3)
  10.8*           Agreement dated June 1996 between the Company and Michael P. Schulhof (10.11) (3)
  10.9            Agreement dated August 1994 between the Company and Planned Licensing, Inc. (10.12) (3)
  10.10*          Stock Option between the Company and Gerry Hogan (10.19) (4)
  10.11           Agreement and Plan of Merger dated as of January 15, 1998, among the Company, GolfWeb.Com, Inc.
                  and GolfWeb (excluding Exhibits thereto), and Amendment No. 1 to the Merger Agreement dated of
                  January 29, 1998, among the Company, GolfWeb.Com, Inc. and GolfWeb (2.1; 2.2)(5)
  10.12+          Premier Sports Information  and Commerce Agreement, effective as of October 1, 1998, by and between the Company and America Online, Inc. (10.1) (7)
  10.13           Amendment to Agreement, effective as of January 1, 1999, between the Company and CBS
                  Broadcasting, Inc. (99.1) (8)
  10.14*          Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Michael Levy (10.14)(9)
  10.15*          Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Kenneth W. Sanders (10.15)(9)
  10.16*          Amended and Restated Employment  Agreement, dated as of January 28, 2000, between the Company and Daniel L. Leichtenschlag (10.16)(9)
  10.17*          Employment Agreement, dated as of January 28, 2000, between the Company and Andrew S. Sturner
                  (10.17)(9)
  10.18*          Employment Agreement, dated as of January 28, 2000, between the Company and Mark J. Mariani
                  (10.18)(9)
  10.19*          First Amendment to License and Consulting Agreement between the Company and Planned  Licensing,
                  Inc. dated as of October 16, 1999 (10.19)(9)
  10.20           Agreement and Plan of Merger by and among the Company, Commissioner.com, Inc., Daedalus World
                  Wide Corporation, James Price, Michael Gersh, Matthew Fortnow and Peter Pezaris, dated December
                  6, 1999. (2.1)(10)
  10.21*          Amendment to the Employment Agreement of Michael Levy, dated as of June 30, 2000 (10.1)(11)
  21.1            Subsidiaries of the Company (filed herewith)
  23.1            Consent of Arthur Andersen LLP (filed herewith)


------------------
(1)    Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's
       Registration Statement on Form S-1 (Registration No. 333-62685).
(2)    Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's
       Registration Statement on Form S-1 (Registration No. 333-78921).
(3)    Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's
       Registration Statement on Form S-1 (Registration No. 333-25259).
(4)    Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's
       Registration Statement on Form S-8 (Registration No. 333-46029).
(5)    Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's
       Report on Form 8-K (Event of January 29, 1998).
(6)    Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's
       Report on Form 10-Q for the quarterly period ending June 30, 1998.
(7)    Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's
       Report on Form 10-Q for the quarterly period ending September 30, 1998.
(8)    Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's
       Report on Form 8-K (Event of February 10, 1999).
(9)    Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's
       Report on Form 10-K for the year ending December 31, 1999.
(10)   Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's
       Report on Form 8-K (Event of December 7, 1999).
(11)   Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's
       Report on Form 10-Q for the quarterly period ending June 30, 2000.
+      Confidential treatment granted to certain portions of this Exhibit
*      Management Contract or Compensatory Plan

(b)      Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPORTSLINE.COM, INC.

                                   By: /s/ Michael Levy
                                      --------------------------------------
                                       Michael Levy
March 30, 2001                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                                     Title                                          Date
---------                                     -----                                          ----
/s/ Michael Levy                              President, Chief Executive Officer and         March 30, 2001
-----------------------------------------     Director (principal executive officer)
Michael Levy

/s/ Kenneth W. Sanders                        Chief Financial Officer                        March 30, 2001
-----------------------------------------     (principal financial and accounting officer)
Kenneth W. Sanders

                                              Director
-----------------------------------------
Thomas Cullen

/s/ Gerry Hogan                               Director                                       March 30, 2001
-----------------------------------------
Gerry Hogan

/s/ Richard B. Horrow                         Director                                       March 30, 2001
-----------------------------------------
Richard B. Horrow

/s/ Joseph Lacob                              Director                                       March 30, 2001
-----------------------------------------
Joseph Lacob

/s/ Sean McManus                              Director                                       March 30, 2001
-----------------------------------------
Sean McManus

/s/ Andrew Nibley                             Director                                       March 30, 2001
-----------------------------------------
Andrew Nibley

/s/ Russell I. Pillar                         Director                                       March 30, 2001
-----------------------------------------
Russell I. Pillar

/s/ Michael P. Schulhof                       Director                                       March 30, 2001
-----------------------------------------
Michael P. Schulhof

/s/ James C. Walsh                            Director                                       March 30, 2001
-----------------------------------------
James C. Walsh

                                  EXHIBIT INDEX

         Exhibit                                     Description
         -------                                     -----------
         21.1                       Subsidiaries of the Company
         23.1                       Consent of Arthur Andersen LLP