Form 10-K/A
period 2000-12-31
SPORTSLINE COM INC
filed 2001-04-27
CIK 945688

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

================================================================================

                                    PART III

Part III is replaced in its entirety as follows:

Item 10. Directors and Officers of Registrant.

         The directors and executive officers of the Company are as follows:

                 Name                         Age                                 Position
                 ----                         ---                                 --------
Michael Levy........................          54       Chairman of the Board, President and Chief Executive Officer
Daniel L. Leichtenschlag............          39       President of Operations and Chief Technology Officer
Mark J. Mariani.....................          44       President, Sales and Marketing
Kenneth W. Sanders..................          44       President of Finance and Administration and Chief Financial Officer
Andrew S. Sturner...................          36       President, Corporate and Business Development
Peter Pezaris.......................          31       Senior Vice President, Product Development
Thomas Cullen.......................          41       Director
Gerry Hogan.........................          55       Director
Richard B. Horrow...................          46       Director
Joseph Lacob........................          45       Director
Sean McManus........................          46       Director
Andrew Nibley.......................          49       Director
Russell I. Pillar...................          35       Director
Michael P. Schulhof.................          59       Director
James C. Walsh......................          60       Director

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

         Thomas Cullen was appointed as a director in April 1997. He has been the Managing Partner of LoneTree Capital, a private equity investment firm based in Denver Colorado, since June 2000. Previously, he served as President of MediaOne Ventures, Inc. (formerly U S WEST, Inc. Media Group's Interactive Services Division) from April 1997 until its purchase by AT&T Corp. in June 2000. From 1981 through 1997, Mr. Cullen held various positions with U S WEST, including Vice President, Business Development for U S WEST Media Group's Interactive Services Division from April 1992 to April 1997.

         Gerry Hogan was appointed as a director in November 1996. He is currently a private investor. From May 1997 to June 2000, he served as Chairman and Chief Executive Officer of Cygnus Business Media, Inc., a magazine publishing and trade show company. He served as President and Chief Executive Officer of the Home Shopping Network from February 1993 to September 1995. Prior thereto, Mr. Hogan served as vice chairman of Whittle Communications, L.P. from October 1990 to February 1993. From October 1971 to September 1987, Mr. Hogan held various positions at Turner Entertainment Networks and most recently served as President.

         Richard B. Horrow was appointed as a director in September 1994. He is an attorney and sports development consultant and has served as President of Horrow Sports Ventures, Inc., a sports consulting firm, since its inception in May 1988. Mr. Horrow also currently serves as a consultant for various sports-related matters to the National Football League, the PGA TOUR, the Baltimore Orioles, Major League Soccer and the cities of Norfolk and Richmond, Virginia, Birmingham, Alabama and Wilmington, Delaware. Mr. Horrow is a visiting expert on sports law at the Harvard Law School and is the sports business, law and marketing expert for One-on-One Sports on The Sporting News Radio.

         Joseph Lacob was appointed as a director in May 1995. He has served as a general partner of Kleiner Perkins Caufield & Byers, a venture capital partnership, since May 1987. Mr. Lacob also serves on the Board of Directors of Corixa, Inc. and Align Technology, Inc., as well as several privately held ventures in the medical and sports media businesses.

         Sean McManus was appointed as a director in March 1997. He has served as President of CBS Sports since December 1996. From October 1987 to December 1996, Mr. McManus was Senior Vice President U.S. Television Sales and Programming at Trans World International, the television division of International Management Group. From August 1981 to October 1987, Mr. McManus was Vice President Planning and Development at NBC Sports. From September 1979 to August 1981, Mr. McManus served as Associate Producer and Producer at NBC Sports and from August 1977 to September 1979 he was a Production Assistant to the Associate Producer at ABC Sports.

         Andrew Nibley was appointed as a director in March 1996. He has served as President and Chief Executive Officer of GetMusic, LLC since October 1999. From January 1998 to September 1999, he served as President of Reuters NewMedia, Inc. and had been a director of Reuters NewMedia, Inc. since January 1994. From January 1994 to January 1998, Mr. Nibley was the Editor and Executive Vice President of Reuters NewMedia, Inc. From January 1989 to January 1994, Mr. Nibley was the Editor, America for Reuters America, Inc.

         Russell I. Pillar was appointed as a director in March 2000. He has served as President and Chief Executive Officer of Viacom Interactive Ventures and its predecessor company, CBS Internet Group, since its formation in January 2000. Mr. Pillar also has served as Managing Partner of Critical Mass Ventures LLC, an Internet-focused venture capital firm, since October 1991. From November 1998 to January 2000, Mr. Pillar served as President and Chief Executive Officer and a director of Richard Branson's Virgin Entertainment Group, Inc., a diversified international entertainment content retailer. From September 1997 to August 1998, Mr. Pillar served as President and Chief Executive Officer of Prodigy Internet, an internet service provider, and served as a member of Prodigy's board of directors, including serving as its Vice Chairman, from October 1996 to February 2000. From December 1993 to September 1996, Mr. Pillar served as President, Chief Executive Officer, and a Director of Precision Systems, Inc., an international telecommunications software provider. In addition to his service on a number of boards of private emerging media and technology companies, Mr. Pillar serves as a director of Marketwatch.com, Inc. and Hollywood Media Corporation. Mr. Pillar graduated Phi Beta Kappa, cum laude, with an A.B. from Brown University.

         Michael P. Schulhof was appointed as a director in November 1997. He is currently a private investor focused on high technology, new media and internet companies. From June 1974 to January 1996, Mr. Schulhof held various positions at Sony Corporation of America, Inc. and most recently served as President and Chief Executive Officer from June 1993 to January 1996. Mr. Schulhof is a trustee of Brandeis University, Lincoln Center for the Performing Arts, Inc., New York University Medical Center and the Brookings Institute, serves on the Board of Directors of the Center on Addiction and Substance Abuse at Columbia University, is a member of the Council on Foreign Relations and a member of the Investment and Services Policy Advisory Committee to the U.S. Trade Representative. Mr. Schulhof is a director of j2 Global Communications, Inc.

         James C. Walsh was appointed as a director in August 1994. He is an attorney who has been engaged in the private practice of law since 1968. Mr. Walsh has also served as the President of Namanco Productions, Inc., a sports marketing and management firm, since 1969. Namanco Productions, Inc. is the agent and manager of NFL Hall of Fame quarterback Joe Namath. Mr. Walsh is a director of Vestin Group, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

         To our knowledge, based solely on a review of the copies of filings furnished to us and written or oral representations that no other reports were required, we believe that all of our directors and executive officers complied during 2000 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, with the exception of a Form 4 for Richard Horrow reporting certain transactions in December 2000 which was inadvertently filed late.

Item 11. Executive Compensation.

Summary Compensation Table

         The following table sets forth information concerning the compensation paid by us for the three fiscal years ended December 31, 2000 to our Chief Executive Officer and each of our four other highest paid executive officers in 2000. We did not grant any restricted stock awards or stock appreciation rights or make any long-term 1997 Incentive Compensation Plan payouts during these three fiscal years.

                                                                                    Long Term
                                                                                ------------------
                                                                                   Compensation
                                                                                      Awards
                                                Annual Compensation (1)         ------------------     All Other
             Name and                     ------------------------------------      Securities        ------------
        Principal Position                 Year        Salary          Bonus    Underlying Options    Compensation
--------------------------------------    ------     ----------     ----------  ------------------    ------------
Michael Levy........................       2000       $385,000       $192,500         345,000          $19,747(3)
  Chairman, President and                  1999        330,000          -  (2)        435,000           17,420(3)
  Chief Executive Officer                  1998        306,250        105,000         175,000           25,097(3)

Daniel L. Leichtenschlag............       2000        210,000        120,000         110,000
  Senior Vice President of                 1999        157,500          -  (2)         90,000
  Operations                               1998        124,375         27,000          30,000

Mark J. Mariani.....................       2000        270,000        160,000         145,000
 President, Sales and Marketing            1999        230,000          -  (2)        100,000
                                           1998        197,917         50,000         100,000

Kenneth W. Sanders..................       2000        315,000        157,500         145,000
  Senior Vice President and Chief          1999        270,000          -  (2)        100,000
  Financial Officer (4)                    1998        225,000         56,000         100,000            1,716(4)

Andrew S. Sturner...................       2000        270,000        135,000         145,000
  President, Corporate and Business        1999        220,000          -  (2)        100,000
  Development                              1998        178,125         50,000         130,000

-----------------
(1) The aggregate value of perquisites and other personal benefits received by the named executive officers are not reflected because the amounts are below the reporting requirements established by the rules of the SEC.
(2) In lieu of cash bonuses for 1999, in January 2000 each executive officer was granted options to purchase shares of our common stock in the following amounts: Levy (50,000), Leichtenschlag (15,000), Mariani (25,000), Sanders (25,000) and Sturner (25,000). The options were immediately exercisable at an exercise price of $35.3125 per share and have a term of ten years.
(3) Represents premiums paid for life and disability insurance policies for the benefit of Mr. Levy.
(4)      Represents reimbursement of relocation and moving expenses.

Stock Option Information

         The following table sets forth, with respect to our Chief Executive Officer and our four other highest paid current executive officers named in the Summary Compensation Table, certain information concerning the grant of stock options in 2000.

                        Option Grants in Last Fiscal Year

                                                                 Individual Grants
                                                  -------------------------------------------------     Potential Realizable
                                                  Number of                                               Value at Assumed
                                                  Securities   % of Total                               Annual Rates of Stock
                                                  Underlying     Options     Exercise                  Price Appreciation for
                                                   Options     Granted to      Price                        Option Term(2)
                                     Date of      Granted(1)    Employees    ---------   Expiration   ------------------------
Name                                  Grant       Year Date     in Fiscal    ($/share)      Date         5%($)        10%($)
----------------------------------  ----------    ---------     ---------    ---------   ----------   ----------   -----------
Michael Levy......................  01/31/2000     225,000         7.10%     $35.3125    01/31/2010   $4,996,764   $12,662,782
                                    04/17/2000      20,000         0.63       11.6250    04/17/2010      146,218       370,545
                                    10/19/2000     100,000         3.16        7.8125    10/19/2010      491,324     1,245,111

Daniel L. Leichtenschlag..........  01/31/2000      40,000         1.26      $35.3125    01/31/2010      888,314     2,251,161
                                    04/17/2000      20,000          .63       11.6250    04/17/2010      146,218       370,545
                                    10/19/2000      50,000         1.58        7.8125    10/19/2010      245,662       622,556

Mark J. Mariani...................  01/31/2000      75,000         2.37      $35.3125    01/31/2010    1,665,588     4,220,927
                                    04/17/2000      20,000         0.63       11.6250    04/17/2010      146,218       370,545
                                    10/19/2000      50,000         1.58        7.8125    10/19/2010      245,662       622,556

Kenneth W. Sanders................  01/31/2000      75,000         2.37      $35.3125    01/31/2010    1,665,588     4,220,927
                                    04/17/2000      20,000         0.63       11.6250    04/17/2010      146,218       370,545
                                    10/19/2000      50,000         1.58        7.8125    10/19/2010      245,662       622,556

Andrew S. Sturner.................  01/31/2000      75,000         2.37      $35.3125    01/31/2010    1,665,588     4,220,927
                                    04/17/2000      20,000         0.63       11.6250    04/17/2010      146,218       370,545
                                    10/19/2000      50,000         1.58        7.8125    10/19/2010      245,662       622,556

------------
(1) All such options were granted under the 1997 Incentive Compensation Plan and become exercisable in installments over four years. Under our 1997 Incentive Compensation Plan, these options will become immediately exercisable in the event of certain change of control transactions.
(2) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future price of our common stock. We do not believe that this method accurately illustrates the potential value of a stock option.

              Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values

         The following table sets forth certain information concerning stock options exercised by our Chief Executive Officer and our four other highest paid current executive officers named in the Summary Compensation Table, as well as the number of unexercised options held by such persons at December 31, 2000 and the value thereof, based on a value per share of Common Stock of $5.3125, the closing price of the Common Stock on the Nasdaq National Market System on December 29, 2000.

                                                                 Number of Securities
                                                                Underlying Unexercised        Value of Unexercised
                                                                      Options at             In-the-Money Options at
                                  Shares                         December 31, 2000 (#)        December 31, 2000 ($)
                                Acquired on      Value        ---------------------------  ---------------------------
Name                            Exercise(#)   Realized($)     Exercisable   Unexercisable  Exercisable   Unexercisable
----                             --------      --------       -----------   -------------  -----------   -------------
Michael Levy.................           -              -        369,062        735,938            -              -
Daniel L. Leichtenschlag.....      10,000      $  488,047       114,708        150,917     $   1,289       $    156
Mark J. Mariani..............      22,000       1,235,625       167,008        209,792        55,313             -
Kenneth W. Sanders...........           -              -        169,375        210,625            -              -
Andrew S. Sturner............           -              -        159,137        224,375           627            156

Compensation Committee Interlocks and Insider Participation

         The compensation committee is comprised of Gerry Hogan, Michael Levy, Sean McManus and Russell Pillar. Mr. Levy is our President and Chief Executive Officer. Mr. Levy does not participate in discussions or decisions regarding his own compensation or performance appraisals.

Director Compensation

         We reimburse our directors for all out-of-pocket expenses incurred in the performance of their duties as directors. We currently do not pay fees to our directors for attendance at meetings.

         Our 1997 Incentive Compensation Plan provides that each person who becomes a non-employee director of SportsLine, other than a non-employee director who is, or is an affiliate or designee of, a beneficial owner of more than 5% of our outstanding voting securities, will be granted a stock option to purchase 12,000 shares of our common stock on the date on which the person first becomes a non-employee director. Thereafter, on the date of each annual meeting of our stockholders at which directors are elected, each non-employee director shall be granted an additional option to purchase 3,000 shares of common stock (the "Annual Director Grant"). In April 2000, in lieu of the Annual Director Grant for the calendar year 2000, Messrs. Lacob, Nibley, Cullen, Horrow, Hogan, Schulholf and Walsh each received an option, immediately exercisable, to purchase 5,000 share of our common stock. The exercise price of each option was the market price of our common stock at the time of the grant.

Employment Agreements

         Mr. Levy is employed by SportsLine under an employment agreement, which was amended and restated in January 2000, pursuant to which he will serve as SportsLine's Chairman of the Board, President and Chief Executive Officer through December 31, 2003, subject to extension or renewal. Mr. Levy will receive an annual base salary of at least $385,000 for each fiscal year beginning January 1, 2000, an annual bonus equal to 50% of his base salary for each fiscal year for which SportsLine achieves its budgeted EBITDA target, as approved by the Compensation Committee, and such other bonuses as may be awarded from time to time by the Board or the Compensation Committee. During each calendar year, beginning in 2000, SportsLine will grant Mr. Levy options to purchase at least 175,000 shares of Common Stock at exercise prices to be determined at the time of grant. Effective August 10, 1999, SportsLine also granted Mr. Levy options to purchase 200,000 shares of Common Stock at an exercise price of $17.00 per share, which options will vest and become exercisable on the earlier to occur of August 10, 2004 or the first day of the quarter after which SportsLine achieves positive EBITDA for a quarter. If Mr. Levy's employment is terminated by SportsLine other than by reason of death, Disability (as defined in the agreement) or Cause (as defined in the agreement), or by Mr. Levy for Good Reason (generally defined as a material breach by SportsLine of the agreement), SportsLine will pay Mr. Levy within five days of such termination the sum of his accrued base salary and vacation pay through the date of termination, a pro rata portion of his most recent bonus plus an amount equal to the greater of two times his current annual base salary or the amount of base salary that would have been payable to him for the remainder of the term of the agreement. In addition, upon such termination by SportsLine other than by reason of death, Disability or Cause or by Mr. Levy for Good Reason or upon the happening of a Change of Control (as defined in the agreement), all unvested stock options held by Mr. Levy at the time his employment is terminated or on the date of a Change of Control, as the case may be, will immediately vest and be exercisable for one year following the date of termination or Change of Control, as applicable, or, if earlier, until the then scheduled expiration date(s) of such options. During his employment and for a period of two years after termination, Mr. Levy is prohibited from competing with SportsLine or soliciting employees or former employees of SportsLine.

         In August 1999, SportsLine entered into employment agreements with Kenneth W. Sanders (its Senior Vice President and Chief Financial Officer) and Daniel L. Leichtenschlag (Senior Vice President of Operations), which such agreements were amended and restated in January 2000, and with Mark J. Mariani (its President, Sales and Marketing) and Andrew S. Sturner (its President, Corporate and Business Development) in January 2000. Each agreement is for a term of three years, in the case of Messrs. Sanders and Leichtenschlag through August 31, 2002 and in the case of Messrs. Mariani and Sturner through January 28, 2003, subject to extension or renewal. Messrs. Mariani, Sturner, Sanders and Leichtenschlag will receive annual base salaries of at least $270,000, $270,000, $315,000 and $210,000, respectively, an annual bonus equal to 50% of their base salary for each fiscal year for which SportsLine achieves its budgeted EBITDA target (or revenue target, in the case of Mr. Mariani's agreement), as approved by the Compensation Committee, and such other bonuses as may be awarded from time to time by the Board or the Compensation Committee. During each calendar year, beginning in 2000, SportsLine will grant Messrs. Mariani, Sturner and Sanders options to purchase at least 50,000 shares of Common Stock and will grant Mr. Leichtenschlag options to purchase at least 25,000 shares of Common Stock, in each case at exercise prices to be determined at the time of grant. If any of these executive's employment is terminated by SportsLine other than by reason of death, Disability (as defined) or Cause (as defined), or by the executive for Good Reason (generally defined as a material breach by SportsLine of the agreement), SportsLine will pay such executive within thirty (30) days of such termination the sum of such executives accrued base salary and any accrued incentive compensation and continue to pay the executive his base salary for one year; provided, that the executive use reasonable efforts to seek other employment and the amount of such payment will be reduced by any compensation the executive earns as a result of such other employment. In addition, upon such termination by SportsLine other than by reason of death, Disability or Cause or by the executive for Good Reason or upon the happening of a Change of Control (as defined in the agreement), all unvested stock options held by the executive at the time his employment is terminated or on the date of a Change of Control, as the case may be, will immediately vest and be exercisable for one year following the date of termination or Change of Control, as applicable, or, if earlier, until the then scheduled expiration date(s) of such options. During each executive's employment and for a period of two years after termination, each executive is prohibited from competing with SportsLine or soliciting employees or former employees of SportsLine.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table shows the amount of common stock beneficially owned as of March 31, 2001 by (a) each of our directors and nominees for director, (b) each of our executive officers named in the Summary Compensation Table above,
(c) all of our directors and executive officers as a group and (d) each person known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise provided, the address of each holder is c/o SportsLine.com, Inc., 2200 W. Cypress Creek Road, Fort Lauderdale, Florida 33309.

---------------------------------------------------- ------------- -------------- ----------------- ------------------
                                                     Outstanding                    Total Number
                                                        Shares      Acquirable        of Shares
                                                     Beneficially     Within        Beneficially        Percentage
                                                       Owned(1)       60 Days          Owned            of Shares
                       Name                              (a)            (b)       (columns (a)+(b))   Outstanding (%)
---------------------------------------------------- ------------- -------------- ----------------- ------------------
CBS Broadcasting, Inc. (1)
Westinghouse CBS Holding Company, Inc. (1)
Viacom Inc. (2)
NAIRI, Inc. (3)
National Amusements, Inc. (3)
Sumner Redstone (3)...................................   4,540,000       680,000      5,220,000 (4)        18.6

Massachusetts Financial Services Company (5)..........   3,502,744             -      3,502,744            12.8

Bear Stearns Asset Management Inc. (6)................   2,952,000             -      2,952,000            10.8

AT&T Corp. (7)
MediaOne Group, Inc. (8)
MedaOne of Colorado, Inc. (8)
MediaOne Interactive Services, Inc. (8) ..............   1,595,852             -      1,595,852 (9)         6.1

Michael Levy..........................................   1,060,292       482,082      1,542,374 (10)        5.5
Kenneth W. Sanders....................................       5,130       207,290        212,420             *
Mark J. Mariani.......................................       6,796       204,923        211,719             *
Joseph Lacob..........................................     188,574        15,000        203,574 (11)        *
Andrew S. Sturner.....................................       1,636       200,885        202,521             *
James C. Walsh .......................................     145,000        23,187        168,187 (12)        *
Daniel L. Leichtenschlag..............................      11,469       139,060        150,529 (13)        *
Gerry Hogan...........................................           -        57,187         57,187             *
Richard B. Horrow.....................................      19,750        24,687         44,437             *
Michael P. Schulhof...................................           -        34,520         34,520             *
Andrew Nibley.........................................           -        17,187         17,187             *
Thomas Cullen.........................................         800        15,000         15,800             *
Sean McManus..........................................           -             -              -             *
Russell I. Pillar.....................................           -             -              -             *
All directors and executive officers as a group
(15 persons) .........................................   1,739,782     1,430,945      3,170,727            11.0%

----------------
*        Represents less than 1% of our outstanding common stock.
(1) The address for CBS Broadcasting Inc. ("CBSBI") and Westinghouse CBS Holding Company, Inc. ("W/ CBS HCI") is 51 West 52nd Street, New York, New York 10019.
(2) The address for Viacom Inc. ("Viacom") is 1515 Broadway, New York, New York 10036.
(3) The address for NAIRI, Inc. ("NAIRI"), National Amusements, Inc. ("NAI") and Mr. Redstone is 200 Elm Street, Dedham, Massachusetts 02026.
(4) This information is based on a Schedule 13D, filed with the Securities and Exchange Commission on May 15, 2000, which was jointly filed by CBSBI, W/ CBS HCI, Viacom, NAIRI, NAI and Sumner M. Redstone (collectively, the "Viacom Reporting Persons"). The shares are indirectly held by W/ CBS HCI thorough its ownership of 100% of the outstanding stock of CBSBI and are indirectly held by Viacom through its ownership of 100% of the outstanding stock of W/ CBS HCI. Approximately 68% of Viacom's voting stock is owned by NAIRI, which in turn is a wholly owned subsidiary of NAI. Beneficial ownership is attributed to Mr. Redstone as Mr. Redstone is the Chairman of the Board and the beneficial owner of a controlling interest in NAI. Each of the Viacom Reporting Persons has shared dispositive and voting power over all of the shares.
(5) The address for Massachusetts Financial Services Company ("MFS") is 500 Boylston Street, Boston, Massachusetts 02116. This information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2001. MFS has sole voting power of 3,120,464 shares and sole dispositive power of 3,502,744. All of such shares are also beneficially owned by certain other non-reporting entities.
(6) The address for Bear Stearns Asset Management Inc. is 575 Lexington Avenue, New York, New York 10022.
(7) The address for AT&T Corp. ("AT&T") is 32 Avenue of the Americas, New York, New York 10013.
(8) The address for MediaOne Group, Inc. ("MediaOne Group"), MediaOne of Colorado, Inc. ("MediaOne of Colorado and MediaOne Interactive Services, Inc. ("MediaOne Interactive Services") is 188 Inverness Drive West, 6th Floor, Englewood, Colorado 80112.
(9) This information is based on a Schedule 13G, filed with the Securities and Exchange Commission on February 14, 2001, which was jointly filed by AT&T, MediaOne Group, MediaOne of Colorado and MediaOne Interactive Services (collectively, the "MediaOne Reporting Persons"). Each of the MediaOne Reporting Persons may be deemed the beneficial owner of the shares owned directly by MediaOne Interactive Services. MediaOne Interactive Services is a wholly-owned subsidiary of MediaOne of Colorado, MediaOne of Colorado is a wholly-owned subsidiary of MediaOne Group and MediaOne Group is a wholly-owned subsidiary of AT&T. Each of the MediaOne Reporting Persons has shared dispositive and voting power over all of the shares.
(10) Includes 60,000 shares of common stock held of record by a charitable non-profit corporation of which Mr. Levy is a director and the president.
(11) Includes 9,281 shares of common stock held of record by a trust for the benefit of Mr. Lacob's children for which Mr. Lacob disclaims beneficial ownership.
(12) Includes 6,000 shares of common stock held of record by the children of Mr. Walsh.
(13) Includes 5,707 shares of common stock held of record by Mr. Leichtenschlag's wife.

Item 13. Certain Relationships and Related Transactions.

         CBS Agreement

         In March 1997, we entered into a strategic alliance with CBS pursuant to which CBS acquired a minority ownership interest in us and our flagship Web site was renamed "cbs.sportsline.com". The agreement provides for cbs.sportsline.com to receive, among other things, extensive network television advertising and on-air promotion during the term of the agreement, primarily during CBS television sports broadcasts such as the NFL, the NCAA Men's Basketball Tournament, NCAA Football, PGA Tour events, U.S. Open tennis and the Daytona 500. In addition, we have the right to use certain CBS logos and television-related sports content on cbs.sportsline.com and in connection with the operation and promotion of that Web site. In combination with CBS, we will seek to maximize revenue through a joint advertising sales effort. The agreement also provides us access to certain CBS television-related sports content and the potential to create distribution and revenue opportunities with more than 200 CBS affiliates throughout the United States.

         In February 1999, we amended our agreement with CBS to extend the term of the agreement for five years, through 2006. Commencing in calendar year 1999, CBS provides advertising and promotion in accordance with a fixed promotion schedule. We accelerated the issuance to CBS of 1,052,937 shares of our common stock and warrants to purchase 760,000 shares of our common stock, which originally were to be issued in 2000 and 2001. We also issued to CBS new warrants to purchase 1,200,000 shares of our common stock, which vest on various dates through January 2001, and agreed to issue to CBS additional shares of common stock valued at $100 million between 2002 and 2006. Shares having a fair market value of $20 million will be issued each year based on specified issue dates. In addition, a revenue sharing provision which required us to pay CBS a percentage of certain advertising revenues was replaced with a new revenue sharing formula based on specified percentages of our "Net Revenue" which is defined in the agreement. For the year ended December 31, 2000, revenue share payments of $5,753,182 were payable to CBS pursuant to the agreement.

         Planned Licensing Agreement

         In August 1994, we entered into a five-year agreement with Planned Licensing, Inc., a wholly owned subsidiary of Namanco Productions, Inc., pursuant to which Planned Licensing, Inc. agreed to cause Joe Namath to provide certain services to us, including endorsements of our products. James C. Walsh, one of our directors, is the president and sole stockholder of Namanco Productions, Inc. Our agreement was amended and extended for an additional five-year period in October 1999. Under the amended agreement, we are obligated to pay Planned Licensing, Inc. $200,000 per year in cash on a quarterly basis commencing on January 1, 2000 and royalties at a rate of $0.15 per month for each paid subscriber who became a member from the date our service became generally available to end users on a commercial basis through and including June 30, 1999 and continues to be a paid subscriber. The royalties paid to Planned Licensing for the year ended December 31, 2000 were $262,431.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 27, 2001               SPORTSLINE.COM, INC.


                                   By: /s/ Michael Levy
                                      ------------------------------------------
                                       Michael Levy
                                       President and Chief Executive Officer

                                   By: /s/ Kenneth W. Sanders
                                      ------------------------------------------
                                       Kenneth W. Sanders
                                       Chief Financial Officer