Form 10-Q
period 2001-03-31
SPORTSLINE COM INC
filed 2001-05-15
CIK 945688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One) [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Number of shares of common stock outstanding as of April 30, 2001:
27,087,550

                               Page 1 of 15 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2001 and December 31, 2000...........   3

Condensed Consolidated Statements of Operations (unaudited)
    for the three months ended March 31, 2001 and 2000.................................................   4

Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)
    for the three months ended March 31, 2001..........................................................   5

Condensed Consolidated Statements of Cash Flows (unaudited)
    for the three months ended March 31, 2001 and 2000.................................................   6

Notes to Condensed Consolidated Financial Statements (unaudited).......................................   7

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                   (UNAUDITED)

                                                                                          March 31,      December 31,
                                                                                             2001           2000
                                                                                          ---------      -----------
                                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ........................................................     $  74,735      $  66,713
   Marketable securities ............................................................        27,630         59,052
   Deferred advertising and content costs ...........................................        14,658         18,969
   Accounts receivable, net .........................................................        13,831         10,140
   Prepaid expenses and other current assets ........................................        11,761         11,902
                                                                                          ---------      ---------
       Total current assets .........................................................       142,615        166,776

LICENSING RIGHTS ....................................................................         1,700          2,267
NONCURRENT DEFERRED ADVERTISING AND CONTENT .........................................        10,857         11,428
PROPERTY AND EQUIPMENT, net .........................................................        19,276         19,703
GOODWILL, net .......................................................................        49,689         51,550
OTHER ASSETS ........................................................................        11,101          6,447
                                                                                          ---------      ---------
                                                                                          $ 235,238      $ 258,171
                                                                                          =========      =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .................................................................     $   7,793      $  14,398
   Accrued liabilities ..............................................................        21,157         19,962
   Deferred revenue .................................................................         5,701          5,291
   Capital lease obligations ........................................................          --                6
                                                                                          ---------      ---------
        Total current liabilities ...................................................        34,651         39,657

CONVERTIBLE SUBORDINATED NOTES ......................................................        19,608         19,608
                                                                                          ---------      ---------
        Total liabilities ...........................................................        54,259         59,265

MINORITY INTEREST ...................................................................        59,809         59,809

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
       issued and outstanding as of March 31, 2001 and December 31, 2000 ............          --             --
   Common stock, $0.01 par value, 200,000,000 shares authorized,
        27,364,702 and 26,486,193 issued and outstanding as of
        March 31, 2001 and December 31, 2000, respectively ..........................           274            265
   Additional paid-in capital .......................................................       366,212        359,612
   Accumulated other comprehensive loss .............................................        (5,943)        (5,228)
   Accumulated deficit ..............................................................      (239,373)      (215,552)
                                                                                          ---------      ---------
       Total shareholders' equity ...................................................       121,170        139,097
                                                                                          ---------      ---------
                                                                                          $ 235,238      $ 258,171
                                                                                          =========      =========

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31
                                                                          --------
                                                                      2001           2000
                                                                  ------------  ------------
REVENUE .....................................................     $     22,298  $     22,678
COST OF REVENUE .............................................           11,163         8,654
                                                                  ------------  ------------
GROSS PROFIT ................................................           11,135        14,024
                                                                  ------------  ------------
OPERATING EXPENSES:
  Product development .......................................              521           441
  Sales and marketing .......................................           14,108        12,050
  General and administrative ................................            9,954         9,612
  Depreciation and amortization .............................           11,714        10,250
                                                                  ------------  ------------
            Total operating expenses ........................           36,297        32,353
                                                                  ------------  ------------
LOSS FROM OPERATIONS ........................................          (25,162)      (18,329)
INTEREST EXPENSE ............................................             (276)         (289)
INTEREST AND OTHER INCOME, net ..............................            1,617         3,608
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES .....................             --           7,814
                                                                  ------------  ------------
NET LOSS ....................................................     $    (23,821) $     (7,196)
                                                                  ============  ============
NET LOSS PER SHARE - BASIC AND DILUTED ......................     $      (0.89) $      (0.28)
                                                                  ============  ============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC AND DILUTED .........................................       26,821,619    25,713,275
                                                                  ============  ============

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (amounts in thousands, except share data)

                                   (UNAUDITED)

                                                                                      Accumulated
                                                                         Additional      Other
                                                                          Paid-In    Comprehensive      Accumulated   Comprehensive
                                                 Shares       Amount      Capital        Loss             Deficit           Loss
                                                 ------       ------      -------        ----             -------           ----
Balances at December 31, 2000                 26,486,193     $   265     $ 359,612    $  (5,228)        $ (215,552)

Noncash issuance of common stock pursuant
   to acquisition of subsidiary.............     828,376           8         6,333           --                 --

Noncash issuance of common stock pursuant
   to consulting agreements.................      50,000           1           266           --                 --

Issuance of common stock from exercise
  of employee options.......................         133          --             1           --                 --

Comprehensive loss:
Net loss....................................          --          --            --           --            (23,821)    $  (23,821)

Cumulative translation adjustment...........          --          --            --         (715)                --           (715)
                                                                                                                       ----------
Comprehensive loss..........................                                                                           $  (24,536)
                                                                                                                       ==========

                                              --------------------------------------------------------------------
Balances at March 31, 2001                    27,364,702     $   274     $ 366,212    $  (5,943)        $ (239,373)
                                              ====================================================================

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                          --------
                                                                                       2001        2000
                                                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ......................................................................  $(23,821)  $ (7,196)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .............................................    11,714     10,250
        Other noncash expenses ....................................................       422        862
        Minority interest in consolidated subsidiaries ............................      --         (306)
        Loss on equity investments ................................................        25       --
        Gain on sale of subsidiaries ..............................................      --       (7,814)
        Changes in operating assets and liabilities:
            Accounts receivable ...................................................    (4,270)    (7,269)
            Prepaid expenses and other current assets .............................       284        650
            Accounts payable ......................................................      (606)     2,529
            Accrued liabilities ...................................................     1,195      2,563
            Deferred revenue ......................................................       409      1,273
                                                                                     --------   --------
            Net cash used in operating activities .................................   (14,648)    (4,458)
                                                                                     --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales (purchases) of marketable securities, net ...............................    31,422     (2,005)
    Purchases of property and equipment ...........................................    (1,837)    (7,730)
    Purchase of intangible assets .................................................    (6,000)      --
    Acquisition of businesses .....................................................      (158)       (11)
    Net change in restricted cash .................................................      (317)      --
                                                                                     --------   --------
            Net cash provided by (used in) investing activities ...................    23,110     (9,746)
                                                                                     --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock of subsidiary .......................      --       52,500
    Net proceeds from issuance of common stock and exercise of common
        stock warrants and options ................................................         1     12,990
    Repayment of capital lease obligations ........................................        (6)       (70)
                                                                                     --------   --------
             Net cash provided by (used in) financing activities ..................        (5)    65,420
                                                                                     --------   --------

    Effect of exchange rate changes on cash .......................................      (435)    (1,364)
                                                                                     --------   --------

Net increase in cash and cash equivalents .........................................     8,022     49,852

CASH AND CASH EQUIVALENTS, beginning of period ....................................    66,713     45,968
                                                                                     --------   --------
CASH AND CASH EQUIVALENTS, end of period ..........................................  $ 74,735   $ 95,820
                                                                                     ========   ========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Noncash issuance of common stock pursuant to acquisition of subsidiary ........  $  6,341   $   --
                                                                                     ========   ========
    Noncash issuance of common stock pursuant to consulting agreement .............  $    267   $   --
                                                                                     ========   ========
    Noncash portion of sale of subsidiaries .......................................  $   --     $  2,991
                                                                                     ========   ========
    Noncash minority investment in businesses .....................................  $   --     $  3,297
                                                                                     ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest ........................................................  $      1   $      4
                                                                                     ========   ========
    Cash paid for income taxes ....................................................  $    683   $     13
                                                                                     ========   ========

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands except share and per share data)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

         SportsLine.com, Inc. ("SportsLine.com" or the "Company") was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. SportsLine.com is a leading media company providing Internet sports content, community and e-commerce on a global basis. SportsLine.com's content includes more than one million pages of multimedia sports information, entertainment and merchandise. The Company's flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com as part of an exclusive promotional and content agreement with CBS in March 1997. SportsLine.com has strategic relationships with CBS, USA Networks, Westwood One, the NFL, Major League Baseball ("MLB"), the NBA and the PGA TOUR and serves as the primary sports content provider for America Online and Netscape. In 1999, the Company commenced operations in Europe through its subsidiary, Sports.com Limited ("Sports.com"). Sports.com launched its first site in August 1999, is the leading mobile and fixed internet provider of European sports content, community and commerce and provides comprehensive European coverage in English for soccer, rugby, Formula One, rally, cricket, boxing, tennis and golf, as well as sports in local languages in France, Germany, Italy and Spain.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

         Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 9,159,760 and 7,712,178 options and warrants outstanding at March 31, 2001 and 2000, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

Revenue by Type

         Revenue by type for the three months ended March 31, 2001 and 2000 is as follows:
                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                           2001      2000
                                                           ----      ----
          Advertising................................    $18,270    $18,876
          Subscription based services................      1,123      1,213
          Content licensing and other................      2,905      2,589
                                                        ---------  ---------
                                                         $22,298    $22,678
                                                        =========  =========

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 24% and 14% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Included in these amounts are $1,650 and $1,650 for the three months ended March 31, 2001 and 2000, respectively, related to the Company's three-year agreement with AOL which expires in October 2001. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

         Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 8% and 14% of total revenue for the quarters ended March 31, 2001 and 2000, respectively. Equity revenue in 2001 is primarily generated from one agreement the Company has which expires in June 2001. The majority of the equity related revenue in 2000 was derived from two agreements, which have been terminated as of December 31, 2000. Therefore, the Company expects that, unless new agreements are entered into, equity related revenue will decrease in future periods.

Segment Reporting

         Based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments that share the same infrastructure: United States and Europe. The following information is disclosed, per SFAS No. 131, based on the method management uses to organize financial information for making operating decisions and assessing performance.

         A summary of the segment financial information is as follows:

                                         Three Months Ended
                                  March 31, 2001    March 31, 2000
                                  --------------    --------------
Total revenue:
  United States                      $  20,142        $  21,167
  Europe                                 2,156            1,511
                                    -----------      -----------
                                     $  22,298        $  22,678
                                    ===========      ===========

Loss from operations:
  United States                      $ (16,205)       $ (11,759)
  Europe                                (8,957)          (6,570)
                                    -----------      -----------
                                    $  (25,162)       $ (18,329)
                                    ===========      ===========

                                  March 31, 2001  December 31, 2000
                                  --------------    --------------
Identifiable assets:
  United States                     $  210,132        $ 223,554
  Europe                                25,106           34,617
                                    -----------      -----------
                                    $  235,238        $ 258,171
                                    ===========      ===========

(3) ACQUISITION OF DAEDALUS WORLD WIDE CORPORATION.

         The Company acquired Daedalus World Wide Corporation. in December 1999. In the fourth quarter of 2000, a $12,000 liability was recorded pursuant to the purchase agreement, which provided for additional consideration in exchange for meeting certain performance thresholds. During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of $6,000 of the liability. This remaining $6,000 is payable in cash or common stock in December 2001.

(4) COMMITMENTS AND CONTINGENCIES:

         The terms of the Series B Preferred Shares of the Company's subsidiary, Sports.com, allow any holder of the Series B Preferred Shares to elect to redeem any or all of the Series B Preferred Shares in the event (i) an initial public offering meeting certain conditions of the capital stock of Sports.com has not occurred by January 12, 2004 (a "Qualified IPO"); (ii) a change of control of Sports.com shall occur; or (iii) an initial public offering of the capital stock of Sports.com which is not a Qualified IPO shall occur.

         The redemption price of the Series B Preferred shall be the greater of the nominal amount of the Series B Preferred plus any accrued but unpaid dividends thereon or the fair market value of the Series B Preferred. In addition, the terms of the Series A Preferred Shares of Sports.com allow the holders of at least two thirds of the Series A Preferred Shares to elect to redeem any or all of the Series A Preferred Shares either (i) in three equal annual installments beginning on May 1, 2009; or (ii) following the payment in full by Sports.com of the redemption of the Series B Preferred Shares. The redemption price of the Series A Preferred shall be the nominal amount of the Series A Preferred plus any accrued but unpaid dividends thereon. Such Preferred Shares are reflected in minority interest in the accompanying condensed consolidated balance sheets at the estimated redemption amounts.

         The Company has been informed that Lisa J. and David L. Crocker have filed a lawsuit in a state court in Madison County, Illinois (the "Crocker Action"), naming as defendants, the Company and certain of its executive officers. Also named as defendants are, among others, the National Collegiate Athletic Association, CBS Corporation, Viacom International, Inc., several major credit card issuers and several individuals and corporations that allegedly are engaged in various aspects of internet gambling. The Crocker Action asserts various claims based on alleged patterns of racketeering activity among the various defendants and seeks monetary damages in unspecified amounts, and injunctive and other relief. To the best of its knowledge, the Company has not yet been served with the Crocker Action. However, the Company believes the Crocker Action to be totally without merit and intends to vigorously defend itself and its executive officers in this lawsuit.

         In the opinion of management, the Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

(5) PURCHASE OF INTANGIBLE ASSETS

         During the first quarter of 2001, the Company purchasd certain assets from MVP.com, Inc. for a total of $6.0 million. These assets consisted of the domain names, trademarks and certain other assets associated with the Web sites mvp.com, PlanetOutdoors.com, igogolf.com, tennisdirect.com and golfclubtrader.

(6) SUBSEQUENT EVENTS

         In April 2000, the Company, through its wholly owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation ("DBC") in exchange for 277,152 shares of the Company's common stock (the "Consideration Shares"). Pursuant to the terms of the purchase agreement, the Company guaranteed that the Consideration Shares would have a value equal to or greater than $12.5 million on March 31, 2001 (the "Guaranteed Proceeds"). On April 6, 2001, due to the decline in the trading price of the Company's common stock, the Company fulfilled its obligation to DBC by purchasing the Consideration Shares for $12.5 million. The Consideration Shares were cancelled and retired in April 2001. DBC Sports originates and sells odds and other statistical data to certain Las Vegas casinos.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements, as no derivative contracts have been entered into and there are no current plans to do so in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company's products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company's Securities and Exchange Commission filings, including those discussed under the caption "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Recent Developments

         In April 2001, in recognition of the continued uncertainty in the advertising markets and overall downturn in the economy, the Company announced that it has implemented several cost-saving initiatives. Cost reductions will be accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a 15-20% reduction in the Company's domestic workforce. There have been no reductions in the Company's sales force. These cost-saving initiatives are expected to bring the Company $8 to $10 million in savings on an annualized basis. Based on these actions, the Company expects to record a one-time charge in the second quarter of 2001 of approximately $2 to $3 million related primarily to severance pay and termination of leases. Sports.com is also being affected by the downturn in the economy, and is in the process of reducing expenses to preserve cash, while maintaining its leadership position in Europe. Sports.com continues to pursue additional private financing; however, due to current financial market conditions the success of the funding cannot be assured. SportsLine.com has no obligation to provide additional funding to Sports.com beyond its existing $2.5 million investment.

         In April 2001, the Company re-purchased the shares issued in the acquisition of the DBC Sports division of Data Broadcasting Corporation for approximately $12.5 million.

Results of Operations

Revenue

         Total revenue for the three months ended March 31, 2001 was $22,298,000 compared to $22,678,000 for the three months ended March 31, 2000. The decrease in revenue in the first quarter was primarily due to the termination of the agreements with MVP.com and Internet Sports Network offset by increases in content licensing and other revenue.

         Advertising revenue decreased $606,000 in the first quarter of 2001 compared to the same period in 2000. Advertising revenue decreased primarily as a result of the termination of the agreements with MVP.com and Internet Sports Network. Excluding revenue recorded under these agreements, advertising revenue increased 65% in 2001 compared to 2000. In conjunction with the NFL and CBS, the Company produced the official site for SuperBowl.com, attracting many new and repeat sponsors such as Miller Lite, Blockbuster, Coke, Ford Trucks,

Frito-Lay, RCA and Taco Bell. Also, the Company generated over $5,000,000 in advertising revenue from its coverage of the 2001 NCAA Men's Basketball Championship, an increase of over $1,000,000 from coverage of the 2000 NCAA Men's Basketball Championship during the quarter ended March 31, 2000. International advertising revenue, revenue generated by Sports.com, accounted for approximately 5% of total advertising revenue during the quarters ended March 31, 2001 and 2000.

         Subscription based services revenue decreased $90,000 in the three months ended March 31, 2001 compared to the same period in 2000. In July 2000, the Company began offering its fantasy products and services for free instead of for a fee, resulting in a decrease in subscription revenues for all subsequent periods. However, the Company expects this new strategy to result in an increase in fantasy players and to enhance its ability to generate incremental advertising revenue through database marketing and new sponsorship and advertising sales. Subscription based services revenue from memberships also decreased in 2001 due to a restructuring of the Company's membership program. These decreases were offset by the addition of subscription revenue relating to statistical data and other content as a result of its acquisition of DBC Sports in April 2000.

         Content licensing and other revenue increased $316,000 in the three months ended March 31, 2001 compared to the same period in 2000. The increase in other revenue was mostly due to fees generated by Sports.com's online betting site and, to a lesser extent, other international content revenue. The Company's agreement with Excite expired in December 2000, and its agreement with AOL currently is scheduled to expire in October 2001. Unless the Company enters into new content licensing agreements or extends the AOL agreement, management expects content licensing revenue to decline in future periods.

         As of March 31, 2001, the Company had current deferred revenue of $5,701,000 relating to cash, equity investments and receivables for which services had not yet been provided.

         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 24% and 14% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Included in these amounts are $1,650,000 and $1,650,000 for the three months ended March 31, 2001 and 2000, respectively, related to the Company's three-year agreement with AOL which expires in October 2001. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

         Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 8% and 14% of total revenue for the quarters ended March 31, 2001 and 2000, respectively. Equity revenue in 2001 is primarily generated from one agreement which the Company has which expires in June 2001. The majority of the equity related revenue in 2000 was derived from the MVP and ISN agreements, both of which had been terminated as of December 31, 2000. Therefore, the Company expects that, unless new agreements are entered into, equity related revenue will decrease in future periods.

Cost of Revenue

         Cost of revenue for the three months ended March 31, 2001 and 2000 was $11,163,000 and $8,654,000, respectively. The increase in cost of revenue was primarily due to content and personnel costs for Sports.com's Spain, Germany and Italy operations, which commenced in the second quarter of 2000, along with increased expenses associated with Sports.com's new on-line betting service. Sports.com accounted for 38% of cost of revenue in the quarter ended March 31, 2001 and 26% of cost of revenue in the quarter ended March 31, 2000. Cost of revenue also increased in 2001 to a lesser extent due to increases in the costs of content fees and telecommunications needed to support and deliver services such as streaming video during the SuperBowl and the NCAA Men's Basketball Championship. As a percentage of revenue, cost of revenue increased to 50% for the three months ended March 31, 2001 from 38% for the three months ended March 31, 2000.

Operating Expenses

         Product Development. For the three months ended March 31, 2001 and 2000, product development costs were $521,000 and $441,000, respectively. The Company believes that to remain competitive, it must continue to invest in product development expenses for development of proprietary sports information and entertainment applications, services, technologies, interfaces, and content. As a percentage of revenue, product development expense was 2% for the three months ended March 31, 2001 and 2000.

         Sales and Marketing. For the three months ended March 31, 2001 and 2000, sales and marketing expense was $14,108,000 and $12,050,000, respectively. The increase in sales and marketing expense was primarily the result of increased advertising expense and increased personnel costs due to the expansion of Sports.com in Europe. Sports.com accounted for 22% of sales and marketing expense in 2001 compared to 21% in 2000. Barter transactions accounted for approximately 38% and 27% of sales and marketing expense for the three months ended March 31, 2001 and 2000, respectively. As a percentage of revenue, sales and marketing expense increased to 63% for the three months ended March 31, 2001 from 53% for the three months ended March 31, 2000.

         General and Administrative. General and administrative expense for the three months ended March 31, 2001 and 2000 was $9,954,000 and $9,612,000, respectively. The increase in general and administrative expense in the first quarter was primarily attributable to expenses related to Sports.com, including increases in rent and occupancy expense and payroll. Sports.com accounted for 29% of general and administrative expense in 2001 compared to 27% in 2000. Increased domestic expenses were rent and other expenses related to the Company's corporate headquarters and system support expenses related to the Company's on-going technological infrastructure. As a percentage of revenue, general and administrative expense increased to 45% for the three months ended March 31, 2001 from 42% for the three months ended March 31, 2000.

         Depreciation and Amortization. Depreciation and amortization expense was $11,714,000 and $10,250,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in depreciation and amortization in 2001 compared to 2000 was due to the increased amortization of assets acquired in connection with the acquisition DBC Sports in April 2000 and the acquisition of intangible assets of MVP.com following termination of the MVP.com agreement. In future periods, the Company anticipates total amortization expense to increase as a result of the agreement with CBS and the goodwill amortization of acquisitions. Total amortization expense for the first quarter of 2001 under the Company's agreements with CBS, AOL, Westwood One and PGA TOUR was $4,322,000, $1,227,000, $750,000 and $567,000, respectively; and amortization under these agreements for the remainder of 2001 will be $12,964,000, $2,454,000, $2,250,000 and $1,700,000, respectively. The AOL agreement currently expires in October
2001.

         Interest Expense. Interest expense was $276,000 for the three months ended March 31, 2001 compared to $289,000 for the three months ended March 31, 2000. The decrease in interest expense was primarily due to the expiration of capital leases in the first quarter of 2001.

         Interest and Other Income, Net. Interest and other income, net for the three months ended March 31, 2001 was $1,617,000 compared to $3,608,000 for the three months ended March 31, 2000. The decrease was primarily attributable to a lower invested cash balances and decreasing interest rates.

Liquidity and Capital Resources

         As of March 31, 2001, the Company's primary source of liquidity consisted of $74,735,000 in cash and cash equivalents. As of March 31, 2001, the Company also had $27,630,000 in current marketable securities, which mature at various dates through May 2001. Of these amounts, $13,077,000 in cash and cash equivalents are held by Sports.com.

         As of March 31, 2001, current deferred advertising and content costs totaled $14,658,000, which represented costs related to the CBS and AOL agreements to be amortized to depreciation and amortization expense during the remainder of 2001. Long-term deferred advertising and content costs related to the CBS agreement totaled $10,857,000. Accrued liabilities totaled $21,157,000 as of March 31, 2001, an increase of $1,195,000 from December 31, 2000, primarily due to increases in accruals for expenses related to revenue sharing and international marketing and rent expenses.

         Net cash used in operating activities was $14,648,000 and $4,458,000 for the three months ended March 31, 2001 and 2000, respectively. In the quarter ended March 31, 2001, domestic net cash used in operating activities was $6,013,000 and international net cash used in operating activities was $8,635,000. The principal uses of cash for all periods were to fund the Company's net losses from operations partially offset by increases in depreciation and amortization and accrued liabilities.

         Net cash provided by investing activities was $23,110,000 for the three months ended March 31, 2001 while net cash used in investing activities was $9,746,000 for the three months ended March 31, 2000. Investing activities consisted primarily of the sale of marketable securities during the first quarter of 2001 offset by the purchase of intangible assets from MVP.com. In the first quarter of 2000, net cash used in investing activities was primarily for the purchase of property and equipment and, to a lesser extent purchases of current and non-current marketable securities.

         Net cash used by financing activities was $5,000 for the three months ended March 31, 2001 and net cash provided by financing activities was $65,420,000 for the three months ended March 31, 2000. Financing activities in 2001 consisted principally of the repayment of capital lease obligations. Financing activities in 2000 consisted principally of the issuance of preferred stock by Sports.com and the exercise of warrants by CBS.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $8.2 million of property and equipment during the remainder of 2001, primarily computer equipment and furniture and fixtures related to the growth of the business, including the expansion of Sports.com's infrastructure in Europe. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

         The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next 24 to 36 months. However, the Company expects to continue to incur significant operating losses on a consolidated basis for at least the next 24 to 36 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. There can be no assurance that additional financing, if required, will be available to the Company in amounts required by or on terms acceptable to the Company.

         Sports.com continues to pursue additional private financing; however, due to current financial market conditions the success of the funding cannot be assured. SportsLine.com has no obligation to provide additional funding to Sports.com beyond its existing $2.5 million investment.

Seasonality

         The Company expects that its revenue will be higher leading up to and during major U.S. and U.K. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events that do not occur every year, such as the Olympics and the World Cup events. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and the cyclical nature of the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse effect on the Company's business, results of operations and financial condition.

Recent Accounting Pronouncements

         The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements, as no derivative contracts have been entered into and there are no current plans to do so in the future.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company has been informed that Lisa J. and David L. Crocker have filed a lawsuit in a state court in Madison County, Illinois (the "Crocker Action"), naming as defendants, the Company and certain of its executive officers. Also named as defendants are, among others, the National Collegiate Athletic Association, CBS Corporation, Viacom International, Inc., several major credit card issuers and several individuals and corporations that allegedly are engaged in various aspects of internet gambling. The Crocker Action asserts various claims based on alleged patterns of racketeering activity among the various defendants and seeks monetary damages in unspecified amounts, and injunctive and other relief. To the best of its knowledge, the Company has not yet been served with the Crocker Action. However, the Company believes the Crocker Action to be totally without merit and intends to vigorously defend itself and its executive officers in this lawsuit.

         In the opinion of management, the Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES

         During the three months ended March 31, 2001, the Company issued and sold the following securities without registration under the Securities Act:

         In January 2001, in connection with the execution of a consulting agreement, the Company issued 50,000 shares of common stock to Eldrick T. Woods in consideration of services rendered thereunder.

         In March 2001, in connection with the December 1999 acquisition of Daedalus Worldwide, the Company issued 828,376 shares of common stock to the former holders of stock of that corporation as additional consideration for the acquisition.

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

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None

(b)      Reports on Form 8-K

         On February 20, 2001, the Company filed a Report on Form 8-K to announce that the Company, Sports.com and Asiacontent.com, Ltd. have discontinued their efforts to establish a joint venture in Asia.

         On February 15, 2001, the Company filed a Report on Form 8-K to announce the launch of an online betting service in the United Kingdom by Sports.com.

         On February 9, 2001, the Company filed a Report on Form 8-K to announce
(i) a multi-year partnership with USA Networks' Electronic Commerce Solutions
(ECS), whereby ECS will build and service SportsLine.com's retail infrastructure and (ii) that in a separate transaction, SportsLine.com acquired the domain names, trademarks and certain other assets associated with mvp.com, PlanetOutdoors.com, igogolf.com, tennisdirect.com and golfclubtrader.com. Also the Company filed a press release disclosing its financial results for the fiscal quarter and fiscal year ended December 31, 2000 in such report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                         SPORTSLINE.COM, INC.
                                              (Registrant)


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