Form 10-Q
period 2001-06-30
SPORTSLINE COM INC
filed 2001-08-14
CIK 945688

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

        (Mark One) [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from   to

                        Commission file number 0-23337

                             SPORTSLINE.COM, INC.
            (Exact name of Registrant as specified in its charter)

                Delaware                             65-0470894
    (State or other jurisdiction of      (I.R.S.Employer Identification No.)
    incorporation or organization)

      2200 W. Cypress Creek Road
       Fort Lauderdale, Florida                         33309
(Address of principal executive offices)             (Zip Code)

                                (954) 351-2120
             (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Number of shares of common stock outstanding as of July 31, 2001:
27,537,642

                              Page 1 of 16 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2001 and December 31, 2000...................      3

Condensed Consolidated Statements of Operations (unaudited)
  for the three and six months ended June 30, 2001 and 2000...................................................      4

Condensed Consolidated Statement of Changes in Shareholders' Equity (unaudited)
  for the six months ended June 30, 2001......................................................................      5

Condensed Consolidated Statements of Cash Flows (unaudited)
    for the six months ended June 30, 2001 and 2000...........................................................      6

Notes to Condensed Consolidated Financial Statements (unaudited)..............................................      7

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                                               (Unaudited)
                                                                                June 30,           December 31,
                                                                                  2001                 2000
                                                                             ----------------    ----------------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents................................................      $   74,116          $   66,713
   Marketable securities....................................................             ---              59,052
   Deferred advertising and content costs...................................          10,347              18,969
   Accounts receivable, net.................................................           8,614              10,140
   Prepaid expenses and other current assets................................          11,142              11,902
                                                                             ----------------    ----------------
       Total current assets.................................................         104,219             166,776

LICENSING RIGHTS............................................................           1,133               2,267
NONCURRENT DEFERRED ADVERTISING AND CONTENT COSTS...........................          10,285              11,428
PROPERTY AND EQUIPMENT, net.................................................          18,197              19,703
GOODWILL, net...............................................................          47,511              51,550
OTHER ASSETS................................................................           9,565               6,447
                                                                             ----------------    ----------------
                                                                                  $  190,910          $  258,171
                                                                             ================    ================
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.........................................................      $    7,788          $   14,398
   Accrued liabilities......................................................          18,337              19,962
   Deferred revenue.........................................................           3,837               5,291
   Capital lease obligations................................................             ---                   6
                                                                             ----------------    ----------------
       Total current liabilities...........................................           29,962              39,657

CONVERTIBLE SUBORDINATED NOTES..............................................          19,608              19,608
                                                                             ----------------    ----------------

       Total liabilities...................................................           49,570              59,265
                                                                             ----------------    ----------------

MINORITY INTEREST............................................................         59,809              59,809
                                                                             ----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
       issued and outstanding as of June 30, 2001 and December 31, 2000                  ---                 ---
   Common stock, $0.01 par value, 200,000,000 shares authorized,
        27,187,642 and 26,486,193 issued and outstanding as of June 30, 2001 and
        December 31, 2000, respectively...................................               272                 265
   Additional paid-in capital.............................................           353,909             359,612
   Accumulated other comprehensive loss...................................            (5,897)             (5,228)
   Accumulated deficit....................................................          (266,753)           (215,552)
                                                                             ----------------    ----------------

       Total shareholders' equity.........................................            81,531             139,097
                                                                             ----------------    ----------------
                                                                                  $  190,910          $  258,171
                                                                             ================    ================

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands, except share and per share data)

                                  (UNAUDITED)

                                                           Three Months Ended                Six Months Ended
                                                               June 30                          June 30
                                                               -------                          -------
                                                        2001             2000           2001             2000
                                                        ----             ----           ----             ----
REVENUE.........................................    $    13,132     $    24,317     $    35,430      $    46,995
COST OF REVENUE.................................          8,172          10,512          19,335           19,166
                                                    --------------   -------------  --------------  ---------------

GROSS PROFIT....................................          4,960          13,805          16,095           27,829
                                                    --------------   -------------  --------------  ---------------

OPERATING EXPENSES:
  Product development...........................            462             392             983              833
  Sales and marketing...........................         10,871          13,481          24,979           25,531
  General and administrative....................          8,834           9,544          18,788           19,156
  Depreciation and amortization.................         11,838          10,103          23,552           20,353
  Restructuring charges.........................            985             ---             985              ---
                                                    --------------   -------------  --------------  ---------------

            Total operating expenses                     32,990          33,520          69,287           65,873
                                                    --------------   -------------  --------------  ---------------

LOSS FROM OPERATIONS............................        (28,030)        (19,715)        (53,192)         (38,044)
INTEREST EXPENSE................................           (268)           (287)           (544)            (576)
INTEREST AND OTHER INCOME, net..................            918           3,012           2,535            6,620
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES.........            ---             ---             ---            7,814
                                                    --------------   -------------  --------------  ---------------

NET LOSS........................................    $   (27,380)    $   (16,990)    $   (51,201)     $   (24,186)
                                                    ==============   =============  ==============  ===============

NET LOSS PER SHARE - BASIC AND DILUTED..........    $     (1.01)    $     (0.64)    $     (1.90)     $     (0.93)
                                                    ==============   =============  ==============  ===============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC AND DILUTED.............................     27,103,878      26,360,787      26,961,019       26,023,151
                                                    ==============   =============  ==============  ===============

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   (amounts in thousands, except share data)

                                  (UNAUDITED)

                                                                                    Accumulated
                                                                    Additional         Other
                                                                      Paid-In      Comprehensive    Accumulated   Comprehensive
                                             Shares      Amount      Capital           Loss           Deficit          Loss
                                             ------      ------      -------           ----           -------          ----
Balances at December 31, 2000.............  26,486,193   $ 265    $   359,612        $ (5,228)    $ (215,552)

Noncash issuance of common stock
 pursuant to acquisition of subsidiary....     828,376       8          6,333             ---            ---

Noncash issuance of common stock
 pursuant to consulting agreements........      50,000       1            266             ---            ---

Repurchase of common stock issued in
 acquisition of DBC Sports................    (277,152)     (3)       (12,497)            ---            ---

Issuance of common stock pursuant to the
 employee stock purchase plan.............     100,092       1            194             ---            ---

Issuance of common stock from exercise
 of employee options......................         133     ---              1             ---            ---

Comprehensive loss:
Net loss..................................         ---     ---            ---             ---        (51,201)       $   (51,201)

Cumulative translation adjustment.........         ---     ---            ---            (669)           ---               (669)
                                                                                                                    -----------

Comprehensive loss........................                                                                          $   (51,870)
                                                                                                                    ===========

                                            ------------------------------------------------------------------
Balances at June 30, 2001.................  27,187,642   $ 272    $   353,909        $ (5,897)    $ (266,753)
                                            ==================================================================

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                  (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30
                                                                                                 -------
                                                                                          2001              2000
                                                                                     -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $     (51,201)     $     (24,186)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization.............................................         23,552             20,353
         Other noncash expenses....................................................            515              1,355
         Minority interest in consolidated subsidiaries............................            ---               (788)
         Loss on equity investments................................................             28                ---
         Gain on sale of subsidiaries..............................................            ---             (7,814)
         Changes in operating assets and liabilities
              Accounts receivable..................................................            415             (7,562)
              Prepaid expenses and other current assets............................          1,047              1,600
              Accounts payable.....................................................           (611)             1,341
              Accrued liabilities..................................................         (1,626)             7,246
              Deferred revenue.....................................................         (1,454)            (1,249)
                                                                                     -------------      -------------
              Net cash used in operating activities................................        (29,335)            (9,704)
                                                                                     -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales (purchases) of marketable securities, net..............................          59,052             (3,446)
     Purchases of property and equipment..........................................          (3,385)           (11,371)
     Purchase of intangible assets................................................          (6,000)               ---
     Acquisition of businesses....................................................            (233)               (11)
     Net change in restricted cash................................................            (417)                92
                                                                                     -------------      -------------
              Net cash provided by (used in) investing activities.................          49,017            (14,736)
                                                                                     -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock of subsidiary......................             ---             52,500
     Repurchase of common stock pursuant to acquisition of DBC Sports.............         (12,500)               ---
     Net proceeds from issuance of common stock and exercise of common
         stock warrants and options...............................................             196             13,666
     Repayment of capital lease obligations.......................................              (6)              (117)
                                                                                     -------------      -------------
              Net cash provided by (used in) financing activities.................         (12,310)            66,049
                                                                                     -------------      -------------
     Effect of exchange rate changes on cash......................................              31             (3,840)
                                                                                     -------------      -------------


Net increase in cash and cash equivalents                                                    7,403             37,769
CASH AND CASH EQUIVALENTS, beginning of period....................................          66,713             45,968
                                                                                     -------------      -------------
CASH AND CASH EQUIVALENTS, end of period..........................................   $      74,116      $      83,737
                                                                                     =============      =============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Noncash issuance of common stock pursuant to acquisition of subsidiary.......   $       6,341      $       8,164
                                                                                     =============      =============
     Noncash issuance of common stock pursuant to consulting agreement............   $         267      $         ---
                                                                                     =============      =============
     Noncash portion of sale of subsidiaries......................................   $         ---      $       3,579
                                                                                     =============      =============
     Noncash issuance of common stock and options pursuant to sale of
      subsidiaries................................................................   $         ---      $       2,887
                                                                                     =============      =============
     Noncash issuance of common stock warrants.................................      $         ---      $       1,516
                                                                                     =============      =============
     Noncash minority investments in businesses................................      $         ---      $       3,297
                                                                                     =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest....................................................      $         491      $         497
                                                                                     =============      =============
     Cash paid for income taxes................................................      $         683      $          13
                                                                                     =============      =============

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands except share and per share data)


(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

     SportsLine.com, Inc. ("SportsLine.com" or the "Company") was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. SportsLine.com is a leading media company providing Internet sports content, community and e-commerce on a global basis. The Company's content includes more than one million pages of multimedia sports information, entertainment and merchandise. The Company's flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com as part of an exclusive promotional and content agreement with CBS Broadcasting Inc. ("CBS") in March 1997. The Company has strategic relationships with CBS, USA Networks, Westwood One, the NFL, Major League Baseball, the NBA and the PGA TOUR and serves as the primary sports content provider for America Online and Netscape. The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations and the Company's superstar athletes; offers instant odds and picks; produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists; and produces and offers contests, games and fantasy league products.

     In 1999, the Company commenced operations in Europe through its subsidiary, Sports.com Limited ("Sports.com"). Sports.com launched its first site in August 1999, is the leading mobile and fixed internet provider of European sports content, community and commerce and provides comprehensive European coverage in English for soccer, rugby, Formula One, rally, cricket, boxing, tennis and golf, as well as sports in local languages in France, Germany, Italy and Spain. The accompanying financial statements include the accounts of Sports.com, the Company's European subsidiary. In July 2001, Sports.com raised $13,000,000 in equity funding from its existing investors including the Company, Soros Private Equity Partners and IMG. Following the funding, the Company's fully diluted ownership stake, including all outstanding warrants and management options, is approximately 30%. As a result of the Company's reduced ownership interest in Sports.com and a reduction in the Company's representation on Sports.com's board of directors to less than a majority, beginning in the quarter ending September 30, 2001 and in future periods, the Company will no longer consolidate Sports.com's operating results within its financial statements and instead will use the equity method of accounting with respect to its interest in Sports.com. The Company has no obligation to provide any additional funding to Sports.com.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

     Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 9,020,049 and 8,400,935 options and warrants outstanding at June 30, 2001 and 2000, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (amounts in thousands except share and per share data) -- (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:-- (Continued)

Revenue by Type

      Revenue by type for the three and six months ended June 30, 2001 and 2000 was as follows:

                                                   Three Months Ended                    Six Months Ended
                                                       June 30,                              June 30,
                                             ------------------------------------------------------------------
                                                 2001              2000                2001              2000
                                                 ----              ----                ----              ----
Advertising.............................        $ 9,478           $19,820             $27,748           $38,696
Subscription based services.............            834             1,921               1,957             3,134
Content licensing and other.............          2,820             2,576               5,725             5,165
                                              ---------         ---------           ---------          --------
                                                $13,132           $24,317             $35,430           $46,995
                                              =========         =========           =========          ========

     Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 26% and 14% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Included in these amounts is $1,650 for the three months ended June 30, 2001 and 2000, respectively, related to the Company's three-year agreement with AOL. This agreement was renewed in July 2001, but in future periods the Company will no longer recognize barter revenue associated with the AOL agreement. Barter transactions accounted for approximately 25% and 15% of total revenue for the six months ended June 30, 2001 and 2000, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

     Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 8% and 13% of total revenue for the quarters ended June 30, 2001 and 2000, respectively. Equity transactions accounted for approximately 8% and 13% of total revenue for the six months ended June 30, 2001 and 2000, respectively. Equity revenue in 2001 is primarily generated from one agreement which expired in June 2001. The majority of the equity related revenue in 2000 was derived from two agreements, which have been terminated as of December 31, 2000. The Company expects equity related revenue will decrease in future periods, unless the Company enters into new agreements.

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

     A summary of the segment financial information follows:

                                               Three Months Ended                                   Six Months Ended
                                    June 30, 2001               June 30, 2000             June 30, 2001        June 30, 2000
                                 --------------------- ----------------------           ------------------- ----------------
Total revenue:
  United States                        $ 11,069                     $  22,245                 $ 31,211             $ 43,412
  Europe                                  2,063                         2,072                    4,219                3,583
                                 --------------------- ----------------------           ------------------- ---------------
                                       $ 13,132                     $  24,317                 $ 35,430             $ 46,995
                                 ===================== ======================           =================== ===============
Loss from operations:
  United States                        $(19,927)                    $ (11,167)                $(36,132)            $(22,926)
  Europe                                 (8,103)                       (8,548)                 (17,060)             (15,118)
                                 --------------------- ----------------------           ------------------- ---------------
                                       $(28,030)                    $ (19,715)                $(53,192)            $(38,044)
                                 ===================== ======================           =================== ===============

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (amounts in thousands except share and per share data) -- (Continued)

                                  June 30, 2001              December 31, 2000
                                 ---------------             -----------------
Identifiable assets:
  United States                  $      176,299                $      223,554
  Europe                                 14,611                        34,617
                                 --------------                --------------
                                 $      190,910                $    $ 258,171
                                 ==============                ==============

     The accompanying financial statements include the accounts of Sports.com the Company's European subsidiary. In July 2001, Sports.com, raised $13,000,000 in equity funding from its existing investors including the Company, Soros Private Equity Partners and IMG. Following the funding the Company's fully diluted ownership stake, including all outstanding warrants and management options, is approximately 30%. As a result of the Company's reduced ownership interest in Sports.com and a reduction in the Company's representation on Sports.com's board of directors to less than a majority, beginning in the quarter ending September 30, 2001 and in future periods, the Company will no longer consolidate Sports.com's operating results within its financial statements and instead will use the equity method of accounting.

(3)  ACQUISITION OF DAEDALUS WORLD WIDE CORPORATION:

     The Company acquired Daedalus World Wide Corporation in December 1999. In the fourth quarter of 2000, a $12,000,000 liability was recorded pursuant to the purchase agreement, which provided for additional consideration in exchange for meeting certain performance thresholds. During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of $6,000,000 of the liability. The remaining $6,000,000 is payable in cash or common stock in December 2001.

(4)  ACQUISITION OF DBC SPORTS:

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

(5)  COMMITMENTS AND CONTINGENCIES:

     In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities, the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and will issue additional shares of common stock valued at $100 million between 2002 and 2006. Shares having a fair market value of $20 million will be issued each year commencing on January 1, 2002, based on the average of closing prices of the common stock on the Nasdaq National Market for the five day period ending on the day prior to the applicable issue dates.

     In July 2001, the Company entered into an agreement with the National Football League (the "NFL"), CBS, a unit of Viacom and America Online, Inc. (the "NFL Agreement"). The Company will be responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement, with the Company's share of the required cash payments aggregating $24,050,000 over the five-year term of the NFL Agreement as follows: $1,800,000 for the first year, $3,250,000 for the second year; $6,000,000 for each of the third and fourth years; and $7,000,000 for the fifth year. In addition, the Company issued to the NFL 350,000 shares of the

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (amounts in thousands except share and per share data) -- (Continued)

Company's common stock upon effectiveness of the NFL Agreement; and is obligated to make additional payments in cash or stock, at the Company's option, equal to $1,333,333 and $2,666,667 in 2003 and 2004, respectively.

     In July 2001, the Company extended its relationship with America Online, Inc. (the "AOL Extension"). Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000,000 in cash upon execution of the AOL Extension; and is obligated to make additional payments in cash and/or stock, at the Company's option, equal to $2,000,000 and $1,000,000, in 2002 and 2003, respectively.

     In April 2001, Lisa J. Crocker and David L. Crocker filed a lawsuit in a state court in Madison County, Illinois (the "Crocker Action"), naming as defendants, the Company and certain of its executive officers. Also named as defendants are, among others, the National Collegiate Athletic Association, CBS Corporation, Viacom International, Inc., several major credit card issuers and several individuals and corporations that allegedly are engaged in various aspects of Internet gambling. The Crocker Action asserts various claims based on alleged patterns of racketeering activity among the various defendants and seeks monetary damages in unspecified amounts, and injunctive and other relief. The Company believes the Crocker Action to be totally without merit and intends to vigorously defend itself and its executive officers in this lawsuit.

     In the opinion of management, the Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

(6) PURCHASE OF INTANGIBLE ASSETS:

     During the first quarter of 2001, the Company purchased certain assets
from MVP.com, Inc. for a total of $6,000,000.   These assets consisted of the
domain names, trademarks and certain other assets associated with the Web sites mvp.com, PlanetOutdoors.com, igogolf.com, tennisdirect.com and golfclubtrader.com.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS:

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

     In July 2001, the FASB issued SFAS No. 141, Business Combinations.   SFAS
No. 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective July 1, 2001. The adoption of SFAS No. 141 will not have an impact on the Company's financial position, results of operations or cash flows.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS No. 142, but does not believe the impact will be material to its financial position, results of operations or cash flows in the year of adoption.

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

Recent Developments

     In July 2001, the Company extended its relationship with America Online, Inc. Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000,000 in cash upon execution of the AOL Extension; and is obligated to make additional payments in cash and/or stock, at the Company's option, equal to $2,000,000 and $1,000,000, in 2002 and 2003, respectively. In exchange the Company will receive extensive promotion across all AOL interactive brands, including CompuServe, Digital Cities and ICQ.com.

     In July 2001, the Company entered into an agreement with the National Football League, CBS, a unit of Viacom and America Online, Inc. ("NFL Agreement"). The Company will be responsible for the production and hosting of the NFL's Internet sites, including NFL.com, SuperBowl.com, NFLEurope.com and Playfootball.com. The Company will be entitled to recoup the costs of such production and hosting pursuant to an agreed upon budget from the first dollar of revenue generated from such sites, after the payment of certain sales commissions from advertising and sponsorship sales, e-commerce revenues and direct marketing. The Company will be responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement, with the Company's share of the required cash payments aggregating $24,050,000 over the five-year term of the NFL Agreement as follows: $1,800,000 for the first year, $3,250,000 for the second year; $6,000,000 for each of the third and fourth years; and $7,000,000 for the fifth year. In addition, the Company issued to the NFL 350,000 shares of the Company common stock upon effectiveness of the NFL Agreement; and is obligated to make additional payments in cash or stock, at the Company's option, equal to $1,333,333 and $2,666,667 in 2003 and 2004, respectively. After the payment of certain sales commissions and the Company's recoupment of its production and hosting expenses, the Company will be entitled to a graduated share of Gross Revenues in an amount aggregating approximately 50% of the first $140,000,000 of gross revenues generated during the term of the NFL Agreement. In addition, the Company may be entitled to receive 20% of certain additional Gross Revenues in excess of such amount.

     In July 2001, the Company's European subsidiary, Sports.com, raised $13,000,000 in equity funding from its existing investors including the Company, Soros Private Equity Partners and IMG. The Company invested $5,000,000 in this round of funding for Sports.com. Following the funding, the Company's fully diluted ownership stake, including all outstanding warrants and management options, is approximately 30%. As a result of the Company's reduced ownership interest in Sports.com and a reduction in the Company's representation on Sports.com's board of directors to less than a majority, beginning in the quarter ending September 30, 2001 and in future periods, the Company will no longer consolidate Sports.com's operating results within its financial statements and instead will use the equity method of accounting with respect to its interest in Sports.com.

Results of Operations

Revenue

     Total revenue for the three months ended June 30, 2001 was $13,132,000 compared to $24,317,000 for the three months ended June 30, 2000. Total revenue for the six months ended June 30, 2001 was $35,430,000 compared to $46,995,000 for the six months ended June 30, 2000. The decrease in revenue in the second quarter was primarily due to lower advertising revenue relating to the termination of the agreements with MVP.com ("MVP") and Internet Sports Network ("ISN"), and the result of a general slowdown in the domestic advertising market. International advertising revenue generated by Sports.com, accounted for approximately 12% and 8% of total advertising revenue during the quarters ended June 30, 2001 and 2000, respectively.

     Subscription based services revenue decreased $1,087,000 in the three months ended June 30, 2001 compared to the same period in 2000. Subscription based services revenue decreased $1,177,000 in the six months ended June 30,
2001 compared to the same period in 2000.   In July 2000, the Company began
offering its fantasy products and services for free instead of for a fee, resulting in a decrease in subscription revenues for all subsequent periods. Subscription revenue also decreased to a lesser extent due to lower statistical data and other content revenue.

     Content licensing and other revenue increased $244,000 in the three months ended June 30, 2001 compared to the same period in 2000. Content licensing and other revenue increased $560,000 in the six months ended June 30, 2001 compared to the same period in 2000. The increase in other revenue was mostly due to fees and commissions generated by the Company's agreement with Electronic Commerce Solutions and, to a lesser extent, revenue from radio syndication fees. The Company's agreement with Excite, Inc., under which the Company had recognized content licensing revenue in prior periods, expired in December 2000. In July 2001, the Company's agreement with AOL was extended; however, under the new agreement the Company will no longer recognize content revenue from AOL in future periods. Therefore, unless the Company enters into new content licensing agreements, management expects content licensing revenue to decline in future periods.

     As of June 30, 2001, the Company had deferred revenue of $3,837,000 relating to cash, equity investments and receivables for which services had not yet been provided.

     Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 26% and 14% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Included in these amounts are $1,650,000 in both 2001 and 2000, related to the Company's three-year agreement with AOL. As noted above, the Company will not recognize revenue associated with the AOL agreement in future periods. Barter transactions accounted for approximately 25% and 15% of total revenue for the six months ended June 30, 2001 and 2000, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

     Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 8% and 13% of total revenue for the quarters ended June 30, 2001 and 2000, respectively. Equity transactions accounted for approximately 8% and 13% of total revenue for the six months ended June 30, 2001 and 2000, respectively. Equity related revenue in 2001 was primarily related to one agreement which expired in June 2001. The majority of the equity related revenue in 2000 was derived from two agreements, both of which were terminated as of December 31, 2000. The Company expects equity related revenue will decrease in future periods, unless the Company enters into new agreements.

Cost of Revenue

     Cost of revenue for the three months ended June 30, 2001 and 2000 was $8,172,000 and $10,512,000, respectively. Cost of revenue for the six months ended June 30, 2001 and 2000 was $19,335,000 and $19,166,000, respectively. The decrease in cost of revenue in the second quarter was primarily related to decreased revenue sharing associated with the decline of advertising revenue due to the soft advertising market. The increase for the six months ended June 30, 2001 was primarily attributable to the increase in costs of content fees and telecommunications needed to support and deliver services offset by reduced revenue sharing. Sports.com accounted for 48% of cost of revenue in the quarter ended June 30, 2001 and 28% of cost of revenue in the quarter ended June 30, 2000. As a percentage of revenue, cost of revenue increased to 62% for the three months ended June 30, 2001 from 43% for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000 cost of revenue increased to 55% from 41%.

Operating Expenses

     Product Development. For the three months ended June 30, 2001 and 2000, product development costs were $462,000 and $392,000, respectively. For the six months ended June 30, 2001 and 2000, product development costs were $983,000 and $833,000, respectively. The Company believes that to remain competitive, it must continue to invest in product development expenses for development of proprietary sports information and entertainment applications, services, technologies, interfaces, and content. As a percentage of revenue, product development expense increased to 4% from 2% for the three months ended June 30, 2001 and 2000 and increased to 3% from 2% for the six months ended June 30, 2000.

     Sales and Marketing. For the three months ended June 30, 2001 and 2000, sales and marketing expense was $10,871,000 and $13,481,000, respectively. For the six months ended June 30, 2001 and 2000, sales and marketing expense was $24,979,000 and $25,531,000, respectively. The decrease in sales and marketing expense was primarily the result of decreased advertising and promotional expenses as a result of the Company's restructuring program. For the three months ended June 30, 2001 and 2000, Sports.com accounted for $2,699,000 and $4,675,000, or 25% and 35% of sales and marketing expense, respectively. For the six months ended June 30, 2001 and 2000, Sports.com accounted for $5,834,000 and $7,225,000, or 23% and 28% of sales and marketing expense, respectively. Barter transactions accounted for approximately 31% and 28% of sales and marketing expense for the three months ended June 30, 2001 and 2000, respectively and 35% and 27% of sales and marketing expense for the six months ended June 30, 2001 and 2000, respectively. As a percentage of revenue, sales and marketing expense increased to 83% for the three months ended June 30, 2001 from 55% for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000 sales and marketing increased to 71% from 54%, as a percentage of revenue. The increase as a percentage of revenue is due to lower revenue for the second quarter.

     General and Administrative. General and administrative expense for the three months ended June 30, 2001 and 2000 was $8,834,000 and $9,544,000, respectively. General and administrative expense for the six months ended June 30, 2001 and 2000 was $18,788,000 and $19,156,000, respectively. The decrease in general and administrative expense in the second quarter was primarily attributable to reduced payroll and rent expenses as a result of the restructuring program. Sports.com accounted for 32% of general and administrative expense in the second quarter of 2001 compared to 27% in 2000. For the six months ended June 30, 2001, Sports.com accounted for 31% of general
and administrative expense compared to 27% in the same period in 2000.    As a
percentage of revenue, general and administrative expense increased to 67% for the three months ended June 30, 2001 from 39% for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000 general and administrative expense increased to 53% from 41%, as a percentage of revenue.

     Restructuring Charges. The Company has recognized a one-time charge of $985,000 related to severance pay and termination of leases during the quarter ended June 30, 2001.

     Depreciation and Amortization. Depreciation and amortization expense was $11,838,000 and $10,103,000 for the three months ended June 30, 2001 and 2000, respectively. Depreciation and amortization expense was $23,552,000 and $20,353,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in depreciation and amortization in 2001 compared to 2000 was due to the increased amortization of assets acquired in connection with the acquisition of DBC Sports in April 2000 and the acquisition of intangible assets of MVP.com. Total amortization expense for the second quarter of 2001 under the Company's agreements with CBS, AOL, Westwood One and PGA TOUR was $8,644,000, $1,227,000, $1,500,000 and $1,134,000, respectively; and amortization under these agreements for the remainder of 2001 will be $8,644,000, $1,227,000, $1,500,000 and
$1,134,000, respectively.

     Interest Expense. Interest expense was $268,000 for the three months ended June 30, 2001 compared to $287,000 for the three months ended June 30, 2000. Interest expense was $544,000 for the six months ended June 30, 2001 compared to $576,000 for the six months ended June 30, 2000. The decrease in interest expense was primarily due to the expiration of capital leases in the first quarter of 2001.

     Interest and Other Income, Net. Interest and other income, net for the three months ended June 30, 2001 was $918,000 compared to $3,012,000 for the three months ended June 30, 2000. Interest and other income, net for the six months ended June 30, 2001 was $2,535,000 compared to $6,620,000 for the six months ended June 30, 2000. The decrease was primarily attributable to a lower invested cash balance and decreasing interest rates.

Liquidity and Capital Resources

     As of June 30, 2001, the Company's primary source of liquidity consisted of $74,116,000 in cash and cash equivalents. Of these amounts, $3,743,000 in cash and cash equivalents is held by Sports.com.

     As of June 30, 2001, current deferred advertising and content costs totaled $10,347,000, which represented costs related to the CBS and AOL agreements to be amortized to depreciation and amortization expense during the remainder of 2001. Long-term deferred advertising and content costs related to the CBS agreement totaled $10,285,000. Accrued liabilities totaled $18,337,000 as of June 30, 2001, a decrease of $1,625,000 from December 31, 2000, primarily due to decreases in accruals for expenses related to revenue sharing and international marketing expenses.

     Net cash used in operating activities was $29,335,000 and $9,704,000 for the six months ended June 30, 2001 and 2000, respectively. In the six months ended June 30, 2001, net cash used in domestic operating activities was $11,907,000 and net cash used in international (Sports.com) operating activities was $17,428,000. The principal uses of cash for all periods were to fund the Company's net losses from operations partially offset by increases in depreciation and amortization.

     Net cash provided by investing activities was $49,017,000 for the six months ended June 30, 2001 while net cash used in investing activities was $14,736,000 for the six months ended June 30, 2000. Investing activities consisted primarily of the sale of marketable securities during the six months ended June 30, 2001 offset by the purchase of intangible assets from MVP.com. In the six months ended June 30, 2000, net cash used in investing activities was primarily for the purchase of property and equipment and, to a lesser extent purchases of current and non-current marketable securities.

     Net cash used by financing activities was $12,310,000 for the six months ended June 30, 2001 and net cash provided by financing activities was $66,049,000 for the six months ended June 30, 2000. Financing activities in 2001 consisted principally of the purchase of the consideration shares from DBC Corporation for $12,500,000. Financing activities in 2000 consisted principally of the issuance of preferred stock by Sports.com and the exercise of warrants by CBS.

     Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $4.0 to $5.0 million of property and equipment during the remainder of 2001, primarily computer equipment related to the growth of the business. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

     The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next 12 months. However, the Company expects to continue to incur significant operating losses on a consolidated basis for at least the next 12 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. There can be no assurance that additional financing, if required, will be available to the Company in amounts required by or on terms acceptable to the Company.

Seasonality

     The Company expects that its revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events that do not occur every year, such as the Olympics and the Ryder Cup. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and second calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and the cyclical nature of the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     In July 2001, the FASB issued SFAS No. 141, Business Combinations.   SFAS
No. 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective July 1, 2001. The adoption of SFAS No. 141 will not have an impact on the Company's financial position, results of operations or cash flows.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS No. 142, but does not believe the impact will be material to its financial position, results of operations or cash flows in the year of adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 2001, Lisa J. Crocker and David L. Crocker filed a lawsuit in a state court in Madison County, Illinois (the "Crocker Action"), naming as defendants, the Company and certain of its executive officers. Also named as defendants are, among others, the National Collegiate Athletic Association, CBS Corporation, Viacom International, Inc., several major credit card issuers and several individuals and corporations that allegedly are engaged in various aspects of Internet gambling. The Crocker Action asserts various claims based on alleged patterns of racketeering activity among the various defendants and seeks monetary damages in unspecified amounts, and injunctive and other relief. The Company believes the Crocker Action to be totally without merit and intends to vigorously defend itself and its executive officers in this lawsuit.

     In the opinion of management, the Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES

       None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    None

(b) Reports on Form 8-K

    On April 11, 2001, the Company filed a Report on Form 8-K to announce the repurchase of shares of its common stock issued to Data Broadcasting Corporation in connection with the acquisition of the DBC Sports division.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001                      SPORTSLINE.COM, INC.
                                               (Registrant)


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