Form 10-Q
period 2001-09-30
SPORTSLINE COM INC
filed 2001-11-14
CIK 945688

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One) [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Number of shares of common stock outstanding as of October 31, 2001:
27,742,100

                               Page 1 of 19 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000....................  3

Condensed Consolidated Statements of Operations (unaudited)
    for the three and nine months ended September 30, 2001 and 2000.................................................  4

Condensed Consolidated Statement of Changes in Shareholders' Equity (unaudited)
    for the nine months ended September 30, 2001....................................................................  5

Condensed Consolidated Statements of Cash Flows (unaudited)
    for the nine months ended September 30, 2001 and 2000...........................................................  6

Notes to Condensed Consolidated Financial Statements (unaudited)....................................................  7

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                                     (unaudited)
                                                                    September 30,   December 31,
                                                                         2001          2000
                                                                      ---------      ---------
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................................     $  57,402      $  66,713
   Marketable securities ........................................            --         59,052
   Deferred advertising and content costs .......................         6,036         18,969
   Accounts receivable, net .....................................        10,569         10,140
   Prepaid expenses and other current assets ....................         8,336         11,902
                                                                      ---------      ---------
       Total current assets .....................................        82,343        166,776

LICENSING RIGHTS ................................................           567          2,267
NONCURRENT DEFERRED ADVERTISING AND CONTENT COSTS ...............         9,714         11,428
PROPERTY AND EQUIPMENT, net .....................................        13,897         19,703
GOODWILL, net ...................................................        26,732         51,550
OTHER ASSETS ....................................................        10,708          6,447
                                                                      ---------      ---------
                                                                      $ 143,961      $ 258,171
                                                                      =========      =========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .............................................     $   8,293      $  14,404
   Accrued liabilities ..........................................        17,869         19,962
   Deferred revenue .............................................         5,029          5,291
                                                                      ---------      ---------
        Total current liabilities ...............................        31,191         39,657

OTHER LONG TERM LIABILITIES .....................................           203             --
CONVERTIBLE SUBORDINATED NOTES ..................................        19,608         19,608
                                                                      ---------      ---------

        Total liabilities .......................................        51,002         59,265
                                                                      ---------      ---------

MINORITY INTEREST ...............................................            --         59,809
                                                                      ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2001 and
       December 31, 2000 ........................................            --             --
   Common stock, $0.01 par value, 200,000,000 shares authorized,
        28,577,100 and 26,486,193 issued and outstanding as of
        September 30, 2001 and December 31, 2000, respectively ..           286            265
   Additional paid-in capital ...................................       355,542        359,612
   Accumulated other comprehensive loss .........................            --         (5,228)
   Accumulated deficit ..........................................      (262,869)      (215,552)
                                                                      ---------      ---------

       Total shareholders' equity ...............................        92,959        139,097
                                                                      ---------      ---------
                                                                      $ 143,961      $ 258,171
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

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                   (UNAUDITED)


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                        September 30
                                                    ------------------------------      ------------------------------
                                                        2001              2000              2001              2000
                                                    ------------      ------------      ------------      ------------
REVENUE .......................................     $     13,601      $     26,709      $     49,031      $     73,704
COST OF REVENUE ...............................            7,255            12,219            26,590            31,385
                                                    ------------      ------------      ------------      ------------

GROSS PROFIT ..................................            6,346            14,490            22,441            42,319
                                                    ------------      ------------      ------------      ------------

OPERATING EXPENSES:
  Product development .........................              468               435             1,451             1,268
  Sales and marketing .........................            9,219            14,111            34,198            39,642
  General and administrative ..................            6,535             8,971            25,323            28,127
  Depreciation and amortization ...............           11,296            10,296            34,848            30,649
  Write-down of goodwill ......................           17,000                --            17,000                --
  Restructuring charges .......................               --                --               985                --
                                                    ------------      ------------      ------------      ------------

            Total operating expenses ..........           44,518            33,813           113,805            99,686
                                                    ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS ..........................          (38,172)          (19,323)          (91,364)          (57,367)
INTEREST EXPENSE ..............................             (267)             (319)             (811)             (895)
INTEREST AND OTHER INCOME, net ................              584             3,381             3,147            10,001
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES .......               --                --                --             7,814
LOSS ON  EQUITY INVESTMENTS ...................               --          (114,285)              (28)         (114,285)
EFFECT OF DECONSOLIDATION OF SPORTS.COM .......           41,739                --            41,739                --
                                                    ------------      ------------      ------------      ------------

NET INCOME (LOSS) .............................            3,884          (130,546)          (47,317)         (154,732)
                                                    ============      ============      ============      ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED     $       0.14      $      (4.94)     $      (1.72)     $      (5.91)
                                                    ============      ============      ============      ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC .......................................       28,367,690        26,435,512        27,436,728        26,179,127
                                                    ============      ============      ============      ============
  DILUTED .....................................       28,383,024        26,435,512        27,436,728        26,179,127
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

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (amounts in thousands, except share data)

                                   (UNAUDITED)


                                                                                           Accumulated
                                                                               Additional     Other
                                                                                Paid-In    Comprehensive   Accumulated Comprehensive
                                                          Shares     Amount     Capital    Income (Loss)     Deficit       Loss
                                                          ------     ------     -------    -------------  ------------     ----
Balances at December 31, 2000 ....................   26,486,193   $    265   $   359,612   $    (5,228)  $  (215,552)

 Issuance of common stock pursuant
  to acquisition of subsidiary ...................      828,376          8         6,333            --            --

 Issuance of common stock pursuant to consulting
   agreements ....................................       50,000          1           266            --            --

Repurchase of common stock pursuant to
   acquisition of DBC Sports .....................     (277,152)        (3)      (12,497)           --            --

Issuance of common stock pursuant to the
   employee stock purchase plan ..................      100,092          1           194            --            --

Issuance of common stock pursuant to
   The NFL Agreement .............................      350,000          3           630            --            --

Issuance of restricted shares of
   common stock to employees .....................    1,909,458         20         2,006            --            --

Repurchase of common stock .......................     (870,000)        (9)       (1,003)           --            --

Issuance of common stock from exercise of employee
  options ........................................          133         --             1            --            --

Comprehensive loss:
     Net loss ....................................           --         --            --            --       (47,317)  $   (47,317)

     Cumulative translation adjustment ...........           --         --            --         5,228            --         5,228
                                                                                                                       -------------
Comprehensive loss ...............................           --         --            --            --            --   $   (42,089)
                                                                                                                       =============

                                                    -----------------------------------------------------------------
Balances at September 30, 2001 ...................   28,577,100   $    286   $   355,542   $        --   $  (262,869)
                                                    =================================================================

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                     September 30
                                                                              ------------------------
                                                                                 2001           2000
                                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................................     $ (47,317)     $(154,732)
   Adjustments to reconcile net loss to net cash used
        in operating activities:
      Depreciation and amortization .....................................        34,848         30,649
      Other noncash expenses ............................................           900          1,566
      Minority interest in consolidated subsidiaries ....................            --         (1,992)
      Write-down of goodwill ............................................        17,000             --
      Effect of deconsolidation of Sports.com ...........................       (41,739)            --
      Loss on equity investments ........................................            28        114,285
      Gain on sale of e-commerce subsidiaries ...........................            --         (7,814)
      Changes in operating assets and liabilities:
         Accounts receivable ............................................        (4,682)        (5,481)
         Prepaid expenses and other current assets ......................         1,604          3,098
         Accounts payable ...............................................         1,149          1,367
         Accrued liabilities ............................................         4,139         10,417
         Deferred revenue ...............................................          (107)       (11,424)
                                                                              ---------      ---------
         Net cash used in operating activities ..........................       (34,177)       (20,061)
                                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities, net ...................................        59,052          1,608
   Purchase of property and equipment ...................................        (5,473)       (14,579)
   Purchase of intangible assets ........................................        (6,158)            --
   Acquisition of businesses ............................................           (74)           (11)
   Investment in Sports.com .............................................        (5,000)            --
   Cash effect of Sports.com deconsolidation ............................        (3,743)            --
   Net change in restricted cash ........................................          (417)            --
                                                                              ---------      ---------
         Net cash provided by (used in) investing activities ............        38,187        (12,982)
                                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock of subsidiary ..............            --         52,500
   Repurchase of common stock pursuant to acquisition of DBC Sports .....       (12,500)            --
   Net proceeds from issuance of common stock and exercise of common
      stock warrants and options ........................................           197         13,839
   Repurchase of common stock ...........................................        (1,012)            --
   Repayment of capital lease obligations ...............................            (6)          (159)
                                                                              ---------      ---------
         Net cash provided by (used in) financing activities ............       (13,321)        66,180
                                                                              ---------      ---------
   Effect of exchange rate changes ......................................            --         (5,647)
                                                                              ---------      ---------
Net increase (decrease) in cash and cash equivalents ....................        (9,311)        27,490
CASH AND CASH EQUIVALENTS, beginning of period ..........................        66,713         45,968
                                                                              ---------      ---------
CASH AND CASH EQUIVALENTS, end of period ................................     $  57,402      $  73,458
                                                                              =========      =========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Noncash issuance of common stock pursuant to acquisition of subsidiary     $   6,341      $      --
                                                                              =========      =========
   Noncash issuance of common stock pursuant to consulting agreement ....     $     267      $      --
                                                                              =========      =========
   Noncash issuance of restricted shares to employees ...................     $   2,026      $      --
                                                                              =========      =========
   Noncash issuance of common stock pursuant to the NFL Agreement .......     $     633      $      --
                                                                              =========      =========
   Noncash portion of sale of e-commerce subsidiaries ...................     $      --      $   3,579
                                                                              =========      =========
   Noncash minority investments in businesses ...........................     $      --      $   3,297
                                                                              =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ...............................................     $     491      $     988
                                                                              =========      =========
   Cash paid for income taxes ...........................................     $     771      $       3
                                                                              =========      =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands except share and per share data)

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

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

         Net income and loss per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 5,144,267 and 8,573,357 options and warrants outstanding in the aggregate at September 30, 2001 and 2000, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the three and nine months ended September 30, 2000 and the nine months ended September 30, 2001.

Revenue by Type

         Revenue by type for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                -------------------     -------------------
                                  2001        2000        2001        2000
                                -------     -------     -------     -------

Advertising ...............     $12,166     $20,907     $39,914     $59,604
Subscription based services         882       1,780       2,839       4,913
Content licensing and other         553       4,022       6,278       9,187
                                -------     -------     -------     -------
                                $13,601     $26,709     $49,031     $73,704
                                =======     =======     =======     =======


         Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 14% of total revenue for both the three months

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands except share and per share data)--(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)


ended September 30, 2001 and 2000. Barter transactions accounted for approximately 22% and 15% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

         Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 1% and 17% of total revenue for the quarters ended September 30, 2001 and 2000, respectively. Equity transactions accounted for approximately 7% and 15% of total revenue for the nine months ended September 30, 2001 and 2000. Equity revenue in 2001 was primarily generated from one agreement, which expired in June 2001. The majority of the equity related revenue in 2000 was derived from two agreements, each of which had been terminated as of December 31, 2000. The Company expects equity related revenue to decrease in future periods, unless the Company enters into new agreements.

Restructuring Charge

         In April 2001, the Company announced that it had implemented several cost-saving initiatives. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a 15-20% reduction in the Company's domestic workforce. The restructuring accrual balance at June 30, 2001 was $362. Severance and rent payments for the quarter ended September 30, 2001 were $109, resulting in a remaining accrual balance of $253 at September 30, 2001.

Sports.com Deconsolidation

         On July 17, 2001, Sports.com Limited ("Sports.com"), raised approximately $13,000 in equity funding from its existing investors including the Company, Soros Private Equity Partners and IMG. After giving effect to the funding, the Company's fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, is approximately 30%. As a result of the Company's reduced ownership interest in Sports.com and a reduction in the Company's representation on Sports.com's board of directors to less than a majority, as of July 17, 2001 the Company is no longer consolidating the results of Sports.com and is accounting for its investment in Sports.com under the equity method of accounting. In accordance with United States generally accepted accounting principles, the Company has recorded the effect of the deconsolidation in its income statement for the three months ended September 30, 2001 in the amount of $41,739. Also, the Company's comprehensive loss for the three months ended September 30, 2001 decreased $5.2 million due to the deconsolidation. In future periods the Company will not record any losses generated by Sports.com as its investment has been reduced to zero and the Company has no future obligation to provide funding to Sports.com. Sports.com's assets and liabilities are included in the Consolidated Balance Sheet of the Company as of December 31, 2000 and Sports.com's income, expense and minority interest are included in the unaudited Consolidated Statements of Operations of the Company for the three and nine months ended September 30, 2000. Sports.com's income, expense and minority interest through July 17, 2001 are included in the unaudited Consolidated Statements of Operations of the Company for the three and nine months ended September 30, 2001.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands except share and per share data)


(3)      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

         As discussed in Note 2, the Company began accounting for its investment in Sports.com under the equity method of accounting as of July 17, 2001. Unaudited condensed financial information of Sports.com is as follows:


Balance Sheets                          September 30,  December 31,
(in thousands)                              2001          2000
                                          --------      --------
Assets:
Current assets ......................     $ 13,095      $ 27,696
Other ...............................        6,449         6,921
                                          --------      --------
  Total assets ......................     $ 19,544      $ 34,617
                                          ========      ========

Liabilities and stockholders' equity:
Current liabilities .................     $  5,064      $  8,604
Stockholders' equity ................       14,480        26,013
  Total liabilities and .............           --            --
   stockholders' equity .............     $ 19,544      $ 34,617
                                          ========      ========


                                            Three Months Ended          Nine Months Ended
Statements of Operations                      September 30,               September 30,
(in thousands)                            ----------------------      ----------------------
                                            2001          2000          2001          2000
                                          --------      --------      --------      --------
Revenues ............................     $  1,478      $  3,008      $  5,697      $  6,591
Cost and expenses ...................       (8,639)      (10,609)      (29,590)      (27,333)
                                          --------      --------      --------      --------
Net loss ............................     $ (7,161)     $ (7,601)     $(23,893)     $(20,742)
                                          ========      ========      ========      ========

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands except share and per share data)


(4) PRO FORMA CONSOLIDATED FINANCIAL INFORMATION:

         As discussed in Note 2, the Company began accounting for its investment in Sports.com under the equity method of accounting as of July 17, 2001. The pro forma results for the three and nine months ended September 30, 2001 and 2000, assuming the deconsolidation occurred as of January 1, 2000 are as follows:


                                               Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                            ------------------------      ------------------------
                                              2001           2000           2001           2000
                                            ---------      ---------      ---------      ---------
REVENUE ...............................     $  13,336      $  23,701      $  44,547      $  67,113
COST OF REVENUE .......................         6,531          8,020         17,688         22,045
                                            ---------      ---------      ---------      ---------

GROSS PROFIT ..........................         6,805         15,681         26,859         45,068
                                            ---------      ---------      ---------      ---------

OPERATING EXPENSES:
  Product development .................           468            435          1,451          1,268
  Sales and marketing .................         8,854         10,183         27,999         28,490
  General and administrative ..........         6,060          6,590         19,101         20,630
  Depreciation and amortization .......        11,152          9,818         33,184         28,956
  Write-down of goodwill ..............        17,000             --         17,000             --
  Restructuring charges ...............            --             --            985             --
                                            ---------      ---------      ---------      ---------

            Total operating expenses ..        43,534         27,026         99,720         79,344
                                            ---------      ---------      ---------      ---------

LOSS FROM OPERATIONS ..................       (36,729)       (11,345)       (72,861)       (34,276)
INTEREST EXPENSE ......................          (267)          (268)          (802)          (810)
INTEREST AND OTHER INCOME, net ........           584          1,749          2,777          5,571
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES            --             --             --          7,814
LOSS ON  EQUITY INVESTMENTS ...........            --       (114,285)           (28)      (114,285)
                                            ---------      ---------      ---------      ---------

NET LOSS ..............................       (36,412)      (124,149)       (70,914)      (135,986)
                                            =========      =========      =========      =========

NET LOSS PER SHARE - BASIC AND DILUTED      $   (1.28)     $   (4.70)     $   (2.58)     $   (5.19)
                                            =========      =========      =========      =========


(5) ACQUISITION OF DAEDALUS WORLD WIDE CORPORATION:

         The Company acquired Daedalus World Wide Corporation in December 1999. In the three months ended September 30, 2001, the Company recorded a one-time goodwill write-down of $17,000 to reflect a reduction in the estimated value of its investment in Daedalus World Wide Corporation. The assessment of goodwill was based on historical operating results, estimated undiscounted future cash flows, and the estimated market value of similar entities. In the fourth quarter of 2000, a $12,000 liability was recorded pursuant to the purchase agreement, which provided for additional consideration in exchange for meeting certain performance thresholds. During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of $6,000 of the liability. The remaining $6,000 is payable in cash or common stock, at the Company's option, in December 2001.

(6) ACQUISITION OF DBC SPORTS:

         In April 2000, the Company, through its wholly owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation ("DBC") in exchange for 277,152 shares of the Company's common stock (the "Consideration Shares"). Pursuant to the terms of the purchase agreement, the Company

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands except share and per share data)

(6) ACQUISITION OF DBC SPORTS:--(Continued)

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

(7) COMMITMENTS AND CONTINGENCIES:

         In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities, the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), to issue additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and to issue additional shares of common stock valued at $100 million between 2002 and 2006. The agreement provides that the Company shall issue to CBS a number of shares of its common stock having a fair market value of $20 million each year for five years commencing on January 1, 2002, based on the average of the closing prices of the common stock on the Nasdaq National Market for the five day period ending on the day prior to the applicable issue dates.

         In July 2001, the Company entered into an agreement with the National Football League (the "NFL"), CBS and America Online, Inc. (the "NFL Agreement"). The Company will be responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement, with the Company's share of the required cash payments aggregating $24,050 as follows: $900 paid through September 30, 2001, $900 for the remainder of the first year ending July 2002, $3,250 for the second year ending July 2003; $6,000 for each of the third and fourth years ending July 2004 and 2005; and $7,000 for the fifth year ending July 2006. In addition in July 2001, the Company issued to the NFL 350,000 shares of the Company's common stock and is obligated to make additional payments in cash or stock, at the Company's option, equal to $1,333 and $2,667 in 2003 and 2004, respectively. The Company is amortizing its portion of the rights fee on a straight-line basis over the five-year term of the NFL Agreement.

         In July 2001, the Company extended its agreement with America Online, Inc. (the "AOL Extension"). Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000 in cash upon execution of the AOL Extension and is obligated to make additional payments in cash and/or stock, at the Company's option, equal to $2,000 and $1,000, in 2002 and 2003, respectively.

         In April 2001, Lisa J. Crocker and David L. Crocker filed a lawsuit in a state court in Madision County, Illinois (the "Crocker Action"), naming as defendants, the Company and certain of its executive officers. Also named as defendants were, among others, the National Collegiate Athletic Association, CBS Corporation, Viacom International, Inc., several major credit card issuers and several individuals and corporations that allegedly are engaged in various aspects of Internet gambling. The Crocker Action asserted various claims based on alleged patterns of racketeering activity among the various defendants. In August 2001, the Crocker Action was voluntarily dismissed without prejudice.

         The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company's consolidated financial position or results of operations.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands except share and per share data)

(8) RECENTLY ISSUED ACCOUNTING STANDARDS:

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

         In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 was adopted by the Company on July 1, 2001.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Any impairment loss of goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS No. 142, but does not believe the impact will be material to its financial position, results of operations or cash flows in the year of adoption.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are not expected to have a significant effect on the Company's financial position or operating results.

(9) RESTRICTED STOCK:

         In August and September 2001, the Company issued an aggregate of 1,909,458 shares of restricted stock to its executive officers and certain key employees in exchange for the cancellation of certain outstanding stock options to purchase in the aggregate 3,818,919 shares of stock. Deferred compensation has been recorded for the deemed market value of the restricted shares as of the issuance date in the amount of approximately $2.0 million. Such amount is being amortized to expense over the four-year vesting period of the restricted stock.

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

Results of Operations

Sports.com Deconsolidation

         On July 17, 2001, Sports.com Limited ("Sports.com"), raised approximately $13,000,000 in equity funding from its existing investors including the Company, Soros Private Equity Partners and IMG. After giving effect to the funding, the Company's fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, is approximately 30%. As a result of the Company's reduced ownership interest in Sports.com and a reduction in the Company's representation on Sports.com's board of directors to less than a majority, as of July 17, 2001 the Company is no longer consolidating the results of Sports.com and is accounting for its investment in Sports.com under the equity method of accounting. In accordance with United States generally accepted accounting principles, the Company has recorded the effect of the deconsolidation in its income statement for the three months ended September 30, 2001 in the amount of $41,739,000. Also, the Company's comprehensive loss for the three months ended September 30, 2001 decreased $5.2 million due to the deconsolidation. In future periods the Company will not record any losses generated by Sports.com as its investment has been reduced to zero and the Company has no future obligation to provide funding to Sports.com. For purposes of the discussion below, all financial results and operating data is presented on a pro forma basis as if the deconsolidation of Sports.com had occurred as of January 1, 2000.

Revenue

         Total revenue for the three months ended September 30, 2001 was $13,336,000 compared to $23,701,000 for the three months ended September 30, 2000. Total revenue for the nine months ended September 30, 2001 was $44,547,000 compared to $67,113,000 for the nine months ended September 30, 2000. Advertising revenue for the three months ended September 30, 2001 was $12,012,000 compared to $19,801,000 for the three months ended September 30, 2000. Advertising revenue for the nine months ended September 30, 2001 was $37,660,000 compared to $55,973,000 for the nine months ended September 30, 2000. Advertising revenue for the three months ended September 30, 2001 and 2000 represented 90% and 84%, respectively, of total revenue. The decrease in revenue in the third quarter was primarily due to lower advertising revenue relating to the termination of the agreements with MVP.com ("MVP") and Internet Sports Network ("ISN"), and the result of a general slowdown in the domestic advertising market. In addition, following the events of September 11, 2001, advertising revenue was 4% to 7% lower than expected because of cancellations and postponement of certain sporting events such as the second week of college and pro football games and the Ryder Cup.

         Subscription based services revenue decreased $898,000 in the three months ended September 30, 2001 compared to the same period in 2000. Subscription based services revenue decreased $2,022,000 in the nine months ended September 30, 2001 compared to the same period in 2000. In July 2000, the Company began offering its fantasy products and services for free instead of for a subscription fee. As a result, subscription revenue decreased primarily due to the free offering of fantasy products during the 2001 baseball season and, to a lesser extent, to other subscription revenue. Commencing in the third quarter of 2001, the Company began offering a limited number of paid premium fantasy products and expects to recognize revenue from these products in future periods.

         Content licensing and other revenue decreased $1,678,000 during the three months ended September 30, 2001 compared to the same period in 2000. Content licensing and other revenue decreased $2,231,000 in the nine months ended September 30, 2001 compared to the same period in 2000. The decrease in content licensing and other revenue was due primarily to the replacement in July 2001 of the Company's previous agreement with AOL, pursuant to which the barter content licensing provision of the prior agreement was not included in the new agreement. Additionally, the Company previously recognized content licensing revenue in 2000 pursuant to its agreement with Excite, Inc. which expired in December 2000.

         As of September 30, 2001, the Company had deferred revenue of $5,029,000 relating to cash and receivables for which services had not yet been provided.

         Barter transactions, in which the Company received advertising or other goods or services in exchange for content or advertising on its Web sites, accounted for approximately 14% and 16% of total revenue for the three months ended September 30, 2001 and 2000, respectively. Barter transactions accounted for approximately 24% and 16% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts are $3,300,000 in 2001 and $4,950,000 in 2000, related to the Company's previous three-year agreement with AOL. As noted above, the Company will no longer recognize barter revenue associated with the new AOL agreement. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

         Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 1% and 8% of total revenue for the quarters ended September 30, 2001 and 2000, respectively. Equity transactions accounted for approximately 7% of total revenue for both the nine months ended September 30, 2001 and 2000, respectively. Equity related revenue in 2001 was primarily related to one agreement, which expired in June 2001. The majority of the equity related revenue in 2000 was derived from two agreements, both of which were terminated as of December 31, 2000. The Company expects equity related revenue will decrease in future periods, unless the Company enters into new agreements.

Cost of Revenue

         Cost of revenue for the three months ended September 30, 2001 and 2000 was $6,531,000 and $8,020,000, respectively. Cost of revenue for the nine months ended September 30, 2001 and 2000 was $17,688,000 and $22,045,000, respectively. The decrease in cost of revenue in the quarter ended September 30, 2001 was primarily due to decreased revenue sharing associated with lower advertising revenue and lower costs associated with the Company's cost restructuring program initiated in the second quarter of 2001. As a percentage of revenue, cost of revenue increased to 48% for the three months ended September 30, 2001 from 34% for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000 cost of revenue increased to 40% from 33%. The increase as a percentage of revenue is due to lower revenue in the three and nine months ended September 30, 2001.

Operating Expenses

         Product Development. For the three months ended September 30, 2001 and 2000, product development expense was $468,000 and $435,000, respectively. For the nine months ended September 30, 2001 and 2000, product development expense was $1,451,000 and $1,268,000, respectively. The Company believes that to remain competitive, it must continue to invest in product development expenses for development of proprietary sports information and entertainment applications, services, technologies, interfaces and content. As a percentage of revenue, product development expense increased to 4% from 2% for the three ended September 30, 2001 and 2000 and increased to 3% from 2% for the nine months ended September 30, 2001 and 2000, respectively.

         Sales and Marketing. For the three months ended September 30, 2001 and 2000, sales and marketing expense was $8,854,000 and $10,183,000, respectively. For the nine months ended September 30, 2001 and 2000, sales and marketing expense was $27,999,000 and $28,490,000, respectively. The decrease in sales and marketing expense was primarily due to the result of decreased advertising and payroll expenses from the Company's cost restructuring program and the replacement of the Company's agreement with AOL at a lower cost. Barter transactions accounted for approximately 21% and 38% of sales and marketing expense for the three months ended September 30, 2001 and 2000, respectively and 38% of sales and marketing expense for both the nine months ended September 30, 2001 and 2000, respectively. As a percentage of revenue, sales and marketing expense increased to 66% for the three months ended September 30, 2001 from 43% for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000 sales and marketing increased to 63% from 42%, as a percentage of revenue. The increase as a percentage of revenue is due to lower revenue in the three and nine months ended September 30, 2001, offset somewhat by lower expense in the same periods.

         General and Administrative. General and administrative expense for the three months ended September 30, 2001 and 2000 was $6,060,000 and $6,590,000, respectively. General and administrative expense for the nine months ended September 30, 2001 and 2000 was $19,101,000 and $20,630,000, respectively. The decrease in general and administrative expense in the quarter ended September 30, 2001 was primarily attributable to reduced payroll and rent expense as a result of the Company's cost restructuring program initiated in the second quarter of 2001. As a percentage of revenue, general and administrative expense increased to 45% for the three months ended September 30, 2001 from 28% for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000 general and administrative expense increased to 43% from 31%, as a percentage of revenue, resulting from lower revenue in 2001.

         Depreciation and Amortization. Depreciation and amortization expense was $11,152,000 and $9,818,000 for the three months ended September 30, 2001 and 2000, respectively. Depreciation and amortization expense was $33,184,000 and $28,956,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in depreciation and amortization in 2001 compared to 2000 was due to the increased amortization of assets acquired in connection with the acquisition of DBC Sports in April 2000 and the acquisition of intangible assets of MVP.com in January 2001. Total amortization expense for the nine months ended September 30, 2001 related to the Company's agreements with CBS, AOL, Westwood One and PGA TOUR was $12,966,000, $1,917,000, $2,250,000 and $1,701,000,
respectively; and amortization expense related to these agreements for the remainder of 2001 will be $4,322,000, $0, $750,000 and $567,000, respectively.

         Write-down of Goodwill. In the three months ended September 30, 2001, the Company recorded a one-time charge of $17,000,000 to reflect a reduction in the estimated value of its investment in Daedalus World Wide Corporation. The assessment of goodwill was based on historical operating results, estimated undiscounted future cash flows, and the estimated market value of similar entities.

         Restructuring Charges. The Company recognized a one-time charge of $985,000 related to severance payments and the termination of leases during the quarter ended June 30, 2001.

         Interest Expense. Interest expense was $267,000 for the three months ended September 30, 2001 compared to $268,000 for the three months ended September 30, 2000. Interest expense was $802,000 for the nine months ended September 30, 2001 compared to $810,000 for the nine months ended September 30, 2000. The decrease in interest expense was primarily due to the expiration of capital leases in the first quarter of 2001.

         Interest and Other Income, Net. Interest and other income, net for the three months ended September 30, 2001 was $584,000 compared to $1,749,000 for the three months ended September 30, 2000. Interest and other income, net for the nine months ended September 30, 2001 was $2,777,000 compared to $5,571,000 for the nine months ended September 30, 2000. The decrease was primarily attributable to a lower invested cash balance and decreasing interest rates.

Liquidity and Capital Resources

         As of September 30, 2001, the Company's primary source of liquidity consisted of $57,402,000 in cash and cash equivalents.

         As of September 30, 2001, current deferred advertising and content costs totaled $6,036,000 which represented costs related to the CBS agreement to be amortized to depreciation and amortization expense during the remainder of 2001 and the current portion of the long-term warrants related to CBS. Long-term deferred advertising and content costs related to the CBS agreement totaled $9,714,000. Accrued liabilities totaled $17,869,000 as of September 30, 2001, a decrease of $2,093,000 from December 31, 2000, primarily due to decreases in accruals for expenses related to revenue sharing and international expenses.

         Net cash used in operating activities was $34,177,000 and $20,061,000 for the nine months ended September 30, 2001 and 2000, respectively. Of the $20,061,000 net cash used in operating activities for the nine months ended September 30, 2000, $14,750,000 was related to Sports.com. The principal uses of cash for all periods were to fund the Company's net losses from operations partially offset by increases in depreciation and amortization.

         Net cash provided by investing activities was $38,187,000 for the nine months ended September 30, 2001 while net cash used in investing activities was $12,982,000 for the nine months ended September 30, 2000. Of the $12,982,000 net cash used in investing activities for the nine months ended September 30, 2000, $2,004,000 was related to Sports.com. Investing activities consisted primarily of the sale of marketable securities during the nine months ended September 30, 2001 offset by the purchase of intangible assets from MVP.com and the investment in Sports.com and the cash effect of the deconsolidation of Sports.com. In the nine months ended September 30, 2000, net cash used in investing activities was primarily for the purchase of property and equipment.

         Net cash used in financing activities was $13,321,000 for the nine months ended September 30, 2001 and net cash provided by financing activities was $66,180,000 for the nine months ended September 30, 2000. Of the $66,180,000 net cash used in financing activities for the nine months ended September 30, 2000, $52,526,000 was related to Sports.com. Financing activities in 2001 consisted principally of the purchase of the consideration shares from DBC Corporation for $12,500,000 and purchases of the Company's outstanding common stock. During the three months ended September 30, 2001, the Company repurchased 870,000 shares of its common stock for aggregate consideration of $1,012,000. The Board of Directors has authorized the Company to repurchase up to 6,000,000 shares of outstanding common stock. Shares may be purchased from time to time on the open market at prevailing market prices or in privately traded negotiations. Financing activities in 2000 consisted principally of the issuance of preferred stock by Sports.com and the exercise of warrants by CBS.

         The Company acquired Daedalus World Wide Corporation in December 1999. In the fourth quarter of 2000, a $12,000,000 liability was recorded pursuant to the purchase agreement, which provided for additional consideration in exchange for meeting certain performance thresholds. During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of $6,000,000 of the liability. The remaining $6,000,000 is payable in cash or common stock, at the Company's option, in December 2001.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $1.0 to $2.0 million of property and equipment during the remainder of 2001, primarily computer equipment related to the growth of the business. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

         The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next 12 months. However, the Company expects to continue to incur significant operating losses on a consolidated basis for at least the next 12 months. To the extent the Company requires additional funds to support its operations or for the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. There can be no assurance that additional financing, if required, will be available to the Company in amounts required by or on terms acceptable to the Company.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Any impairment loss of goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS No. 142, but does not believe the impact will be material to its financial position, results of operations or cash flows in the year of adoption.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are not expected to have a significant effect on the Company's financial position or operating results.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In April 2001, Lisa J. Crocker and David L. Crocker filed a lawsuit in a state court in Madision County, Illinois (the "Crocker Action"), naming as defendants, the Company and certain of its executive officers. Also named as defendants were, among others, the National Collegiate Athletic Association, CBS Corporation, Viacom International, Inc., several major credit card issuers and several individuals and corporations that allegedly are engaged in various aspects of Internet gambling. The Crocker Action asserted various claims based on alleged patterns of racketeering activity among the various defendants. In August 2001, the Crocker Action was voluntarily dismissed without prejudice.

         The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES

         In July 2001, in connection with the execution of the agreement with the NFL Enterprises, L.P. ("NFLE"), the Company issued 350,000 shares of common stock to NFLE. No underwriter was involved in such sale of securities to NFLE and the shares were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2001 Annual Meeting of Stockholders on September 25, 2001. There were 27,531,149 shares of Common Stock entitled to vote at the meeting and a total of 23,290,020 shares were represented at the meeting in person or by proxy. Following are descriptions of the matters voted on and the results of such meeting:

Proposal 1.  Election of Directors


                                                                       Total Vote For          Total Votes
                                                                        Each Director           Withheld
         Michael Levy............................................        18,030,029             5,259,991

         Joseph Lacob............................................        23,204,802                85,218

         Andrew Nibley...........................................        23,202,802                87,218

         James Walsh.............................................        23,206,777                83,243


ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


10.1* Second Amendment to Amended and Restated Employment Agreement of Michael
      Levy dated as of August 20, 2001
10.2* First Amendment to Amended and Restated Employment Agreement of Kenneth
      Sanders dated as of August 20, 2001
10.3* First Amendment to Amended and Restated Employment Agreement of Daniel
      Leichtenschlag dated as of August 20, 2001
10.4* First Amendment to Employment Agreement of Andrew Sturner dated as of
      August 20, 2001
10.5* First Amendment to Employment Agreement of Mark Mariani dated as of August
      20, 2001
10.6* Employment Agreement of Peter Pezaris dated as of August 20, 2001
10.7 NFL Interactive Media Rights Agreement among NFL Enterprises, L.P., and America Online, Inc., CBS Broadcasting Inc. and SportsLine.com, Inc. dated as of July 6, 2001+
10.8 Third Amendment to Premier Sports Information and Commerce Agreement, effective as of July 6, 2001, by and between America Online, Inc. and SportsLine.com, Inc.+

*     Management Contract or Compensatory Plan
+ Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

(b)      Reports on Form 8-K

         On July 11, 2001, the Company filed a Report on Form 8-K to announce that it had entered into a multi-year new media agreement with the NFL, CBS and AOL. Also, the Company announced that it had extended its existing agreement with AOL.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001                SPORTSLINE.COM, INC.
                                              (Registrant)


                                        /s/ Michael Levy
                                        ----------------------------------------
                                        Michael Levy
                                        President and Chief Executive Officer


                                        /s/ Kenneth W. Sanders
                                        -------------------------------
                                        Kenneth W. Sanders
                                        Chief Financial Office

                                 Exhibit Index

Exhibit No.   Exhibit Description
-----------   -------------------

10.1 Second Amendment to Amended and Restated Employment Agreement of Michael Levy dated as of August 20, 2001
10.2 First Amendment to Amended and Restated Employment Agreement of Kenneth Sanders dated as of August 20, 2001
10.3 First Amendment to Amended and Restated Employment Agreement of Daniel Leichtenschlag dated as of August 20, 2001
10.4 First Amendment to Employment Agreement of Andrew Sturner dated as of August 20, 2001
10.5 First Amendment to Employment Agreement of Mark Mariani dated as of August 20, 2001
10.6          Employment Agreement of Peter Pezaris dated as of August 20, 2001
10.7 NFL Interactive Media Rights Agreement among NFL Enterprises, L.P., and America Online, Inc., CBS Broadcasting Inc. and SportsLine.com, Inc. dated as of July 6, 2001+
10.8 Third Amendment to Premier Sports Information and Commerce Agreement, effective as of July 6, 2001, by and between America Online, Inc. and SportsLine.com, Inc.+

+ Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange