Form 10-K
period 2001-12-31
SPORTSLINE COM INC
filed 2002-03-26
CIK 945688

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

For the fiscal year ended: December 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------

                        Commission file number: 0-23337

                             SPORTSLINE.COM, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                                          65-0470894
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          identification No.)

       2200 W. Cypress Creek Road
        Fort Lauderdale, Florida                                    33309
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (954) 351-2120

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.01 per share)
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of March 11, 2002, was approximately $99,550,939 based on the $3.07 closing price for the Common Stock on The Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

     The number of shares of Common Stock of the registrant outstanding as of March 11, 2002 was 36,101,489.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this report.

================================================================================

                                 Index to Items
                                 --------------

                                                                                                              Page
                                                                                                              ----
PART I

         Item 1. Business.......................................................................................3
         Item 2. Properties....................................................................................18
         Item 3. Legal Proceedings.............................................................................19
         Item 4. Submission of Matters to a Vote of Security Holders...........................................19

PART II

         Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.....................20
         Item 6. Selected Financial Data.......................................................................21
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.........22
         Item 7A.Quantitative and Qualitative Disclosure About Market Risk.....................................43
         Item 8. Financial Statements and Supplementary Data...................................................44
         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........69

PART III

         Item 10. Directors and Executive Officers of the Registrant...........................................70
         Item 11. Executive Compensation.......................................................................70
         Item 12. Security Ownership of Certain Beneficial Owners and Management...............................70
         Item 13. Certain Relationships and Related Transactions...............................................70

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................70

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

     SportsLine.com, Inc. (together with its subsidiaries, "SportsLine" or the "Company"), is at the leading edge of global Internet sports media companies. SportsLine publishes one of the most comprehensive collections of multimedia sports news, information, games and contests and offers consumers a broad assortment of merchandise and subscription and premium services. SportsLine offers advertisers the opportunity to reach a highly targeted and attractive audience through marketing solutions that include sponsorships, advertising and direct marketing services.

     The Company has established a number of important strategic relationships to increase awareness of the SportsLine brand, build traffic to its Web sites and develop proprietary programming. SportsLine has strategic relationships with, among others, CBS Broadcasting Inc. ("CBS"), the National Football League (the "NFL"), USA Networks' Electronic Commerce Solutions ("ECS"), the PGA TOUR, Westwood One, Major League Baseball ("MLB") and the National Basketball Association (the "NBA") and serves as a primary sports content provider for America Online. See "- Strategic Relationships."

Sports Information, Programming and Distribution

     SportsLine offers a broad range of sports-related information and programming, which it delivers through its network of Web sites and other distribution channels.

Information and Programming

     News and Editorials                The Company's news organization provides
                                        up-to-date general sports news and
                                        information for all major professional
                                        and college sports 24 hours a day, seven days a week, including previews, game summaries, audio and video clips and color photographs, obtained from strategic partners and a variety of leading sports news organizations such as the Associated Press, Getty Images,
                                        SportsTicker and CBS. The Company also
                                        publishes exclusive editorials and
                                        analyses from its in-house staff of
                                        writers and editors and freelance sports journalists.

     Scores and Statistics              The Company delivers continuously
                                        updated, real-time scores, schedules,
                                        standings and player and team statistics for all major professional and college sports from data providers including the Associated Press, Elias Sports Bureau and SportsTicker.

     Fantasy Leagues and Contests       Fantasy league enthusiasts can
                                        participate in SportsLine-administered
                                        leagues or form their own leagues with
                                        customized rules, scoring and reporting.
                                        The Company administers player
                                        transactions (e.g., drafts, trades,
                                        starting lineup selection and disabled
                                        list and minor league moves) and
                                        provides summaries of scoring, standings and roster transactions. Proprietary contests feature cash prizes, limited edition sports memorabilia and other awards based on the results of weekly, season-long or special event related games of skill.
                                        Regular sweepstakes and "giveaways"
                                        feature cash prizes, sports memorabilia, event tickets and other merchandise.

     Odds & Consulting                  The Company's vegasinsider.com Web site
                                        delivers electronic odds on all major
                                        sports events from major Las Vegas
                                        casinos, including the Stardust, the MGM
                                        Mirage, Caesars-Hilton, and Harrah's/The
                                        Rio, plus lines from nationally
                                        recognized oddsmakers. Additionally, the
                                        Company provides consulting services to
                                        certain Las Vegas casinos.

     Local and Personalized Content     The Company packages its information and
                                        programming to enable users to follow
                                        local or regional team and event
                                        coverage, including weekly stories from
                                        college sports publications and team
                                        coverage from staff writers
                                        strategically located in cities across
                                        the nation. The Company's "My
                                        SportsLine" feature enables users to
                                        personalize the information and
                                        programming they receive via the
                                        Company's Web sites.

     Audio The Company's radio studio produces live sports updates for the Westwood One Radio Network and tapes and edits audio for streaming throughout the CBS SportsLine Web site, including interviews with superstars, notable sports personalities and regular commentary from leading sports analysts. The Company also produces and distributes audio clips of interviews, press conferences and other audio surrounding major sporting events from various sources, including the Associated Press.

     Video The Company delivers video programming surrounding major sports events, live video interviews with sports celebrities and "cybercasts" featuring live video interviews and daily video clips covering events such as the Super Bowl and the NCAA Men's Basketball
                                        Championship. The Company also
                                        distributes video highlights from the
                                        NFL, the PGA TOUR, the NBA, CBS Sports
                                        and other sources.

     Wireless The Company delivers a subset of its content to wireless users of digital cellular phones, Web enabled cellular phones and personal digital assistant devices ("PDAs"). Users opt in for notifications to their device of NBA, NCAA basketball, NCAA football, NFL, NHL, MLB, golf and tennis scoring and headline alerts. The Company also produces content for Web enabled mobile phones and PDAs such as headlines, scores, injuries, transactions, standings and schedules for the above sports, as well as auto racing.

Web Sites

     cbs.sportsline.com, the Company's flagship Web site, features comprehensive, in-depth coverage of all major professional and college sports on a domestic and international basis. cbs.sportsline.com has won numerous awards, including Best Fantasy Sports site from Yahoo! Internet Life's "100 Best Sites of `02" (2002); Horizon Awards "Top Sports Web Site of the Year" and "Sports Business Impact Partnership of the Year" (2001); one of the top 100 innovative high-tech companies from Info World 100 (2001); Top Fantasy Baseball site, Los Angeles Times (2001); Outstanding Achievement in Web Site Development, Web Marketing Association (2001); Horizon Awards "Top Sports Business Website Marketing Campaign of the Year" (2000); The Top 100 Web sites, P.O.V. Magazine

(2000); Top NFL Web site by Access Magazine (2000); San Francisco Chronicle Best of the Web 2000; an Outstanding Web site by the Web Marketing Association
(2000); Best Football Site from Yahoo! Internet Life (2000); The Top 100 Web Sites, PC Magazine (2000); Best Sports Site by the Fort Worth Star-Telegram
(1999); US News and World Report's "The Best of the Web: Sports" (1999); NetGuide's "Best Sports Site" (1999); PC Magazine's top 100 sites on the Web
(1999); the Webby Award for sports (1998); PC Magazine's top 25 sites on the Web
(1997); "Editor's Choice" from UK Plus (1997); NetGuide's "Platinum Award" for overall site excellence (1997); the Internet Services Association's "Outstanding Innovation" award for Baseball LIVE! (1996); a "Gold Medal" for Outstanding Olympic Coverage from The Wall Street Journal (1996); a "Members' Choice" designation from AOL (1996-1998); and NetGuide's "Platinum Award" as one of the best sites on the Web (1996).

     nfl.com, produced by SportsLine in association with the NFL and in partnership with America Online, Inc. ("AOL") and CBS, is the league's official Web site and the anchor of the NFL Internet Network, which includes nfl.com, the 32 NFL team Web sites and other related Web sites, including superbowl.com, playfootball.com and nfleurope.com. The nfl.com site delivers complete coverage of the NFL and its players with state-of-the-art technology, live scoring and play-by-play, audio and video streaming from NFL Films and a fantasy football product suite. Additionally, the site provides access to the teams and players with behind-the-scenes features, news and analysis. The nfl.com site was honored with the Horizon Award as the "Top League Web Site of the Year" for 2001.

     golfweb@pgatour.com, produced by the Company in association with the PGA TOUR, is a comprehensive golf site that offers the only full leaderboard real-time scoring on the Internet from the PGA TOUR, SENIOR PGA TOUR and BUY.COM TOUR events. The pgatour.com site also features news covering other golf organizations and international tours. Additionally, the pgatour.com site focuses on recreational golf, travel opportunities and golf instruction and features a variety of interactive tools such as course guides, reviews and message boards. The pgatour.com site also features the PGA TOUR STOP, the official online pro shop of the PGA TOUR offering a complete line of golf equipment, accessories, apparel and other products, including PGA TOUR branded merchandise. The site also incorporates the Company's golfweb.com site, which provides golf-related content, interactive entertainment, membership services, golf course discounts and merchandise.

     mvp.com, produced in partnership with USA Networks' Electronic Commerce Solutions, is a state-of-the-art comprehensive sports-oriented retail Web site that offers consumers the opportunity to purchase thousands of licensed products, memorabilia and sporting goods.

     vegasinsider.com provides sports gaming information and features electronic odds on all major sports events from major Las Vegas casinos, including the Stardust, the MGM Mirage, Caesars-Hilton, and Harrah's/The Rio, plus lines from nationally recognized oddsmakers. Handicapping information includes commentary, matchup analysis and picks from some of the nation's leading sports handicappers. The site's news reporting is focused on a gaming perspective and provides detailed statistical and matchup analysis tools, including "against-the-spread" and "straight-up" records, team and player statistics and injury and weather reports. Live scoreboards provide breaking news and scores, updates, recaps and boxscores.

     Other League Web Sites. SportsLine has created Web sites for sports organizations and major sports events, including superbowl.com (for Super Bowl XXXV and Super Bowl XXXVI), usopen.org (for the US Open Tennis Championship) in 2001, pgachampionship.com (for the PGA Championship) in 2000 and 2001, as well as the official All-Star game and post season sites for Major League Baseball in 1999 and 2000.

     SportsLine is responsible for the technical development, production and maintenance of the Web sites it creates for third parties, as well as customer service, technical support and billing associated with the sale of premium features or merchandise. SportsLine's third party Web site agreements are for terms ranging from one to ten years and generally provide SportsLine the exclusive right to create a Web site for a sports superstar, personality, organization or affinity group, as well as to receive certain content for the Web site and to use the athlete or organization's name, logos and other materials to promote the Company's business and products. In consideration for the rights granted under its third party Web site agreements, SportsLine has, in certain instances, issued warrants to purchase Common Stock and/or agreed to make cash payments. The Company generally is entitled to receive a percentage of the sponsorship, advertising and other revenue generated from the third party Web sites it develops.

     Other Distribution Channels

     The inclusion of the Company's content in AOL's services make the Company's sports content and programming readily accessible to the tens of millions of Web users that access the Internet via the AOL platform. See "--Strategic Relationships--AOL." The Company, in partnership with the Westwood One Radio Network, had two radio programs in syndication as of December 31, 2001: "NFL Today," broadcast in 65 markets and "NFL Sunday," broadcast in approximately 400 markets.

Strategic Relationships

     SportsLine has established strategic relationships to provide marketing, e-commerce and cross-promotional opportunities to increase consumer awareness of the SportsLine brand and other brands owned by the Company, to build traffic on its Web sites and to obtain exclusive sports content for its Web sites.

     CBS. In March 1997, the Company entered into a strategic alliance with CBS pursuant to which the Company's flagship Web site was renamed "cbs.sportsline.com." The agreement provides for cbs.sportsline.com to receive, among other things, extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts of events such as the NFL, the NCAA Men's Basketball Championship, NCAA Football, PGA TOUR events and U.S. Open tennis. In addition, the Company has the right to use certain CBS logos and television-related sports content on cbs.sportsline.com and in connection with the operation and promotion of that Web site. CBS and the Company seek to maximize SportsLine's advertising sales revenue through a joint advertising sales effort. The CBS agreement was amended in February 1999 to extend its term through 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     PGA TOUR. In April 1999, the Company entered into an exclusive five-year agreement to align the pgatour.com and golfweb.com Web sites and co-produce a comprehensive golf site providing real-time scoring, golf news and information regarding recreational golf, travel opportunities and golf instruction. The Company and the PGA TOUR have combined resources to develop sales and sponsorship opportunities and share revenues from the combined site. Additionally, the Company paid an upfront cash license fee and issued warrants to the PGA TOUR.

     NFL. In July 2001, SportsLine entered a four-party, multi-year agreement with NFL Enterprises, L.P., CBS and AOL encompassing a wide-range of initiatives, including the production and hosting by SportsLine of nfl.com, the most popular sports league Web site. SportsLine was given the designation of "official online sports partner of the NFL" and benefits in its marketing efforts from the use of official NFL marks and logos and other league assets. The cbs.sportsline.com site is prominently promoted on the NFL Internet Network, and receives selected NFL content for use on cbs.sportsline.com, including four video clips a week, an audio game of the week, contests and sweepstakes.

     SportsLine manages media sales and direct marketing services for nfl.com and related sites. In addition to producing nfl.com, the Company is producing other NFL-related sites, such as superbowl.com, playfootball.com, and nfleurope.com, as well as the official fantasy football games for the sites. SportsLine also hosts and sells certain NFL content, such as NFL Films video, within the team sites. SportsLine, the NFL, CBS and AOL have also agreed to jointly explore a range of potential new business ventures in technology-based media.

     AOL. In July 1997, SportsLine entered into a strategic programming and distribution agreement with AOL pursuant to which cbs.sportsline.com became the first "anchor tenant" on the AOL service. In October 1998, SportsLine and AOL significantly expanded their online relationship to provide SportsLine-produced sports news and statistics, special features, major event coverage and merchandise on several key AOL brands around the world. In July 2001, SportsLine and AOL entered into a multi-year extension to the agreement, pursuant to which SportsLine remains an anchor tenant on the AOL Sports Channel, giving it access to AOL's more than 30 million members.

Additionally, SportsLine receives extensive promotion across key America Online interactive brands, including Netscape, Compuserve, Digital City and ICQ. SportsLine also provides private label fantasy sports game products to AOL and sells advertising and sponsorships in connection with those games, including NFL fantasy products produced in association with the NFL, and fantasy games for professional baseball, basketball, hockey, golf and auto racing, as well as college basketball tournament brackets contests.

     USA Networks, Inc. In January 2001, the Company entered into a multi-year e-commerce relationship with USA Networks, Inc. ("USA") under which ECS was named the exclusive operator of the Company's online store, operated under the MVP.com brand name. As part of the agreement, ECS built and services the Company's entire e-commerce infrastructure. ECS re-launched MVP.com as SportsLine's official store in Spring 2001. To support the Company's merchandising efforts, the MVP.com store is promoted throughout USA's media properties, including USA Network and SCI FI Channel, and its Internet assets including ticketmaster.com, citysearch.com, match.com, hoteldiscount.com and scifi.com.

     Westwood One. In August 1999, the Company entered into a three-year agreement with Westwood One. Under this agreement, the Company produces sports content for Westwood One/CBS Radio Sports' coverage of live sporting events. In addition, Westwood One was granted the right to syndicate the Company's radio programs ("NFL Today" and "NFL Sunday"). The agreement with Westwood One expires August 2002 and there can be no assurance that it will be renewed.

     Sports.com. In May 1999, SportsLine established Sports.com Limited ("Sports.com") as a European-based, majority owned subsidiary. Sports.com has become the leading European Internet and mobile data provider of sports content, community, commerce and betting and is the most visited European digital sports channel. Sports.com provides European coverage in English of football, rugby, Formula One, cricket, boxing, tennis and golf as well as sports in local languages in France, Germany, Italy, Ireland and Spain. On July 17, 2001, Sports.com raised approximately $13,000,000 in equity funding from its existing investors including SportsLine, Soros Private Equity Partners and IMG. After giving effect to the funding, SportsLine's fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, was reduced to approximately 30 percent.

     Sports Superstars and Organizations. The Company has established strategic relationships with sports superstars and personalities, including Michael Jordan, Tiger Woods, Joe Namath, Shaquille O'Neal, John Daly and John Elway. The Company also maintains cross-promotional relationships with other sports organizations including the PGA TOUR, the NFL, MLB, and the NBA.

Advertising and Marketing Services

     The Company believes that the demographics of its audience are similar to traditional sports advertisers' target market. Based on Company-sponsored market research, users of SportsLine's United States-targeted Web sites are predominantly male, 76% are between the ages of 25 to 54, 86% have attended college and 43% have an annual income greater than $75,000.

     The Company currently derives, and expects to continue to derive, a substantial portion of its revenue from advertising on Web sites. The Company sells sponsorship opportunities that enable advertisers to associate their corporate messages with the Company's coverage of athletes and marquee events (such as the World Series, the Super Bowl, the NCAA Men's Basketball Championship, tennis and golf's major events, the NBA playoffs and the Stanley Cup playoffs), its fantasy sports products, special features of the Company's Web sites (including GameCenters and live scoring applications) and special promotions, contests and events. In addition, the Company sells "banner" advertisements that allow interested readers to link directly to the advertisers' own Web sites or to promotional sites created by SportsLine. The Company also offers direct marketing services that allow advertisers to send e-mail messages to the millions of consumers in SportsLine's opt-in database. SportsLine targets as advertisers on its Web sites traditional sports advertisers, such as consumer product and service companies, technology companies, sporting goods manufacturers and automobile companies.

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

     The Company has developed its database marketing capabilities to offer its advertisers more targeted means to reach sports fans. SportsLine provides advertisers direct marketing vehicles by leveraging its registration process through which tens of thousands of people register each month or by targeting portions of the Company's user base, which included approximately 7.0 million registered users as of December 31, 2001. Current programs in place include direct e-mail campaigns as well as cost-per-lead-generation deals that are promoted on registration pages.

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

     No customer accounted for more than 9% of the Company's revenue during 2001 and 1999. In 2000, MVP.com, Inc. accounted for 21% of the Company's total revenue and no other customer accounted for more than 10% of the Company's revenue.

Subscription and Premium Products

     The Company offers fantasy products for professional football, baseball, basketball, hockey, golf and auto racing. These fantasy products allow members to form their own team by assembling a group of athletes from a sport and following their performance on a weekly or daily basis. These fantasy teams can then perform in competitions administered by the Company for cash or merchandise prizes, or compete in leagues administered by the users on the Company's Web site.

     From July 2000 to July 2001, the Company offered its fantasy products and services as a free service. Offering fantasy products for free allowed the Company to showcase its Commissioner league management service to a broad audience of fantasy players who had either only played free games before or had never played in a fantasy game online. As a result of this strategy, the Company attracted more than four million fantasy products customers in 2001, firmly establishing SportsLine as a clear leader in fantasy sports offerings.

     With changes in the competitive fantasy landscape and the investments SportsLine.com has made in improving its products, the Company plans to convert certain of its free fantasy products back to pay services, which will enable it to leverage its customer database to maximize revenue in the subscriptions and premium products category. During the 2001 NFL season, SportsLine began shifting toward subscription services by adding a paid tier of products to its fantasy offerings. For the 2002 Major League Baseball season, SportsLine has resumed charging a $99.95 fee per league for its Baseball Commissioner league management service. The strategy to return to a pay product is predicated upon the Company's strong belief that it has created a superior product with an extremely loyal customer base, as well as the effort required for a user to switch fantasy providers. Due to these factors, the Company believes it will retain the vast majority of its audience either through its pay Commissioner league management product, or through its other fantasy games which will be less expensive than the Commissioner product or remain free of charge.

Membership Database

     The Company has created an extensive database of members and increased page views of its web sites through the use of rewards programs, fantasy products and contests that require registration. Many of these services are offered for free on the cbs.sportsline.com Web site.

     There are two SportsLine Rewards programs: SportsLine Rewards, which is free to members, and SportsLine Rewards Plus, which is available for a fee of $39.95 per year. Both programs allow members to earn points by visiting the cbs.sportsline.com site, referring others to register and clicking on sponsors' advertisements. Members can redeem accumulated points in exchange for merchandise in the SportsLine Rewards catalogue or auctions for other goods and services like tickets to sports events or sports merchandise. SportsLine Rewards Plus members receive greater benefits such as earning double points for visiting the cbs.sportsline.com site, access to exclusive contests and the ability to redeem points for exclusive auctions.

     In addition, the Company provides registered users with the ability to design their own personal sports web pages through the "My SportsLine" feature. Once a user registers, he or she may design the content, layout and page settings of the Web site. The Company also provides registered users contests and sweepstakes in which the user can win cash, trips or merchandise. In many cases, an advertiser sponsors these contests and sweepstakes.

Merchandise

     In January 2001, following the cessation of business operations by MVP.com, Inc. ("MVP"), the sports and outdoor e-commerce company that had previously acquired and agreed to operate SportsLine's domestic e-commerce business, SportsLine acquired certain assets of MVP, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com. Also in January 2001, the Company entered into a multi-year e-commerce relationship with USA under which ECS was named the exclusive operator of the Company's online store, operated under the MVP.com brand name. As part of the agreement, ECS built and services the Company's entire e-commerce infrastructure. ECS re-launched MVP.com as SportsLine's official store in Spring 2001.

Marketing

     The Company's agreement with CBS provides for cbs.sportsline.com to receive extensive network television advertising and on-air promotion, primarily during CBS television broadcasts of sports events such as the NFL, the NCAA Men's Basketball Championship, NCAA Football, PGA TOUR events and U.S. Open tennis. NFL.com, which is produced by the Company and has direct links to cbs.sportsline.com, receives significant on-air promotion during broadcasts of NFL games on all networks which broadcast the games, including ABC, ESPN and Fox as well as CBS. PGATOUR.com, which is produced by the Company and has direct links to cbs.sportsline.com, receives significant on-air promotion during broadcasts of the PGA TOUR events on all networks which broadcast such events, including ABC, NBC, ESPN, Fox SportsNet, USA Networks, TNT, Golf Channel and CNBC as well as CBS. The Company's agreement with Westwood One Radio Network provides the Company with extensive on-air promotion and live reads during radio broadcasts of the NFL, NCAA Football, Notre Dame Football, HBO Boxing and other special events, such as the U.S. Open and Masters golf tournaments. In addition, the Company's agreement with USA provides for promotion of the MVP.com store throughout USA's media properties, including USA Network and SCI FI Channel, and its Internet assets including ticketmaster.com, citysearch.com, match.com, hoteldiscount.com and scifi.com.

     Under the terms of the Company's multi-year agreement with AOL, cbs.sportsline.com is an anchor tenant on the AOL Sports Channel and receives extensive promotion across key America Online interactive brands, including Netscape, Compuserve, Digital City and ICQ. Pursuant to the anchor tenancy agreement, the CBS SportsLine.com brand is promoted to AOL's more than 30 million members, each of whom have instant access to SportsLine's comprehensive coverage of the sports world through cbs.sportsline.com's continuous presence on the main screen of the AOL Sports Channel. SportsLine's features and programming are also integrated throughout the AOL Sports Channel's aggregated sports areas.

     Another effective source of advertising for SportsLine has been Web advertising. The Company, from time to time, barters for advertising impressions on leading Web sites and its properties are listed in the directories of most major search engine sites. SportsLine has also advertised in targeted publications, on outdoor billboards and on sports talk radio stations, as well as distributed promotional materials at selected sports events and conducts an ongoing public relations campaign. SportsLine has also conducted limited direct mail campaigns targeting online or sports-oriented consumers.

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

Member Service and Support

     The Company believes that member service and support are important to its ability to attract and retain members. The Company's member services staff provides telephone and continuous e-mail support, responds to customer requests concerning technical aspects of SportsLine's Web sites or certain third party software and conducts inbound and outbound telemarketing on a 16 hour a day, seven day a week basis.

Competition

     The market for Internet services and products is highly competitive and the Company expects that competition will continue to intensify. SportsLine competes, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies: (i) Web sites targeted to sports enthusiasts generally (such as espn.com, cnnsi.com and foxsports.com) or to enthusiasts of particular sports (such as Web sites maintained by the NBA, MLB and the NHL); (ii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites; (iii) general purpose consumer online services such as AOL and MSN, each of which provides access to sports-related content and services; (iv) vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and (v) Web search and retrieval services, such as Lycos, Netscape and Yahoo!, and other high-traffic Web sites. Management believes that SportsLine's most significant competitors are espn.com, Yahoo! Sports, AOL Sports, foxsports.com and cnnsi.com, all of which offer a variety of sports content.

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

Government Regulation and Legal Uncertainties

     General.

     Except as discussed below, SportsLine's Internet operations are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. The application of existing laws and regulations to SportsLine with respect to issues such as the protection of databases, user privacy, pricing, advertising, taxation, sweepstakes and contests, promotions, content regulation, quality of products and services and intellectual property ownership and infringement can be unclear. In addition, SportsLine may also be subject to new laws and regulations directly applicable to its activities. Any existing or new legislation applicable to SportsLine could expose it to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

     SportsLine's contests and sweepstakes may be subject to state and Federal laws governing lotteries and gambling. The Company seeks to design its contests and sweepstakes to either not be subject to or to fall within exemptions from such laws and restricts participation to individuals over 18 years of age who reside in jurisdictions within the United States and Canada in which the contests and sweepstakes are lawful. There can be no assurance that SportsLine's contests and sweepstakes will be exempt from such laws or that the applicability of such laws to the Company would not have a material adverse effect on the Company's business, results of operations and financial condition.

     Certain Federal laws could have an impact on SportsLine's business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of Federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on the Company's business or subject the Company to additional liabilities.

     SportsLine posts its privacy policy and practices concerning the use and disclosure of user data on its Web sites. Any failure by the Company to comply with its posted privacy policy, requirements of the Federal Trade Commission (the "FTC") regarding user privacy, or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on SportsLine's business, results of operations and financial condition. In this regard, the United States Congress and state legislative bodies periodically consider legislation regarding privacy issues that could affect SportsLine's business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect the Company's business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize SportsLine's services.

     Due to the global nature of the Internet, it is possible that the governments of various states of the United States or foreign countries may attempt to regulate SportsLine's transmissions or to prosecute SportsLine for violations of their laws. The Company may unintentionally violate these laws and these laws may be modified, or new laws enacted, in the future. It is also possible that various states of the United States or foreign countries may seek to impose sales taxes on out-of-state businesses that engage in commerce over the Internet. In the event that states or foreign countries succeed in imposing sales or other taxes on Internet commerce, the growth of the use of the Internet for commerce could slow substantially.

     Nevada Regulation and Licensing

     During the second quarter of 2000, the Company's wholly-owned subsidiary, VegasInsider.com, Inc. ("VegasInsider"), purchased the DBC Sports division of Data Broadcasting Corporation, including all of the outstanding stock of Las Vegas Sports Consultants ("LVSC"). LVSC was and remains engaged in the business of selling and providing certain information to casinos doing business in Nevada. As such, it is required to be licensed as an "information service provider" as that term is defined by the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and is subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission") and the Nevada State Gaming Control Board (the "Nevada Board") (The Nevada Commission and the Nevada Board are collectively referred to as the "Nevada Gaming Authorities").

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and filing periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's "information services provider" operations. Gaming licenses require the periodic payment of fees and taxes and are not transferable.

     Prior to the acquisition of LVSC by the Company, LVSC had submitted an application with the Nevada Gaming Authorities to be licensed as an "information service provider." As a result its change of ownership, LVSC filed an amended application with the Nevada Gaming Authorities in order to reflect its new ownership structure. VegasInsider filed an application with the Nevada Gaming Authorities to be found suitable as an intermediary holding company, and the Company filed an application with the Nevada Gaming Authorities to be registered as a publicly traded company ("Registered Corporation"). In addition, certain officers and/or directors of the Company, VegasInsider and LVSC filed applications with the Nevada Gaming Authorities to be found suitable as officers and/or directors of the respective companies. In November 2000, the Nevada Board activated an investigation of the respective applications and the investigation is ongoing. However, prior to final action on the applications, LVSC is permitted under Nevada law to continue to operate its present business without an approved license.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, or any of the Company's subsidiaries required to be licensed as an "information service provider" (each a "Gaming Subsidiary") in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of each Gaming Subsidiary may be required to file applications to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of a Gaming Subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     The Company and each Gaming Subsidiary are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission.

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

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for "investment purposes only." An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation. Under certain circumstances, the Nevada Commission may find that an entity qualifies, as an "institutional investor" even if the interest held is not in a publicly registered company. However, the same maximum investment of 15% of the equity would remain.

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

     There can be no assurance that third parties will not bring copyright or trademark infringement claims against SportsLine or claim that the Company's use of certain technologies violates a patent. If it is determined that SportsLine has infringed upon a third party's proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to the Company, if at all. The inability to obtain any required license on satisfactory terms could have a material adverse effect on the Company's business, results of operations and financial condition. SportsLine may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If competitors of SportsLine prepare and file applications in the United States that claim trademarks used or registered by the Company, SportsLine may oppose those applications and have to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could require SportsLine to license disputed rights from third parties or to cease using such trademarks. Any such litigation would be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, results of operations and financial condition. Adverse determinations in such litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the

Company to seek licenses from third parties, or prevent the Company from selling its services, any one of which could have a material adverse effect on SportsLine's business, results of operations and financial condition. In addition, inasmuch as SportsLine licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. SportsLine attempts to obtain representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations.

     The Company has applied to register in the United States a number of marks, several of which include the term "SportsLine." The Company has filed applications to register "SportsLine" marks in the United Kingdom, Canada and Mexico. There can be no assurance that the Company will be able to secure adequate protection for these trademarks in the United States or in foreign countries. Many foreign countries have a "first-to-file" trademark registration system; and thus the Company may be prevented from registering its marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that competitors of the Company or others will adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect its "SportsLine" mark and other marks adequately could have a material adverse effect on the Company's business, results of operations and financial condition.

     SportsLine grants users of its Web sites a license to use the Company's service under an agreement that prohibits the unauthorized reproduction or distribution of SportsLine's licensed and proprietary content. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's service or to obtain and use information that SportsLine or its content providers regard as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate SportsLine's copyrights, trademarks, service marks and similar proprietary rights.

Employees

     As of December 31, 2001, SportsLine had 335 full-time employees of which 96 employees were in editorial and operations, 76 were in technical and product development, 97 were in sales and marketing and 66 were in finance and administration. The Company's future success depends in large part upon its ability to attract and retain highly qualified employees. Competition for such personnel is intense, and there can be no assurance that SportsLine will be able to retain its senior management or other key employees or that it will be able to attract and retain additional qualified personnel in the future. The Company's employees are not represented by any collective bargaining organization, and the Company considers its relations with its employees to be good.

Infrastructure, Operations and Technology

     SportsLine makes its Web sites available through multiple servers, running on Sun Solaris and Linux operating systems. SportsLine uses the Netscape family of Commercial Applications Software for its Sun based Web servers and Apache for Intel based Web servers. Capabilities in place include bulletin boards, mail, chat, news groups, merchandising, streaming audio and video, and interactive Java and Shockwave applications.

     SportsLine maintains its principal computer systems at its Fort Lauderdale, Florida corporate headquarters. The Company's headquarter operations are dependent upon its ability to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond the Company's control. SportsLine maintains access to and from the Internet through two third-party providers, one provides a DS3 connection running at 45 megabits per second, the other provides a 100 megabits per second connection. These links are connected to two routers in the Company's facility. Redundant fiber optic cables from the Company's building connect with each local Internet provider's fiber network. SportsLine's Internet connections are fully redundant, so that if a failure in the network or equipment of one service provider occurs, traffic is automatically routed through to the other provider. All of the Company's computer equipment is powered by an uninterruptible power supply ("UPS"), which is backed up by a diesel generator designed to provide power to the UPS within seconds of a power outage. In addition, all of the Company's production systems are copied to backup tapes each night and stored at a third party, off-site storage facility. All of SportsLine's computer equipment is insured at replacement cost. Remote data centers have been built with established, co-location providers at facilities in Santa Clara, California, Sterling, Virginia, Miami, Florida, and Elmsford, New York, to distribute content on a redundant basis. The majority of the Company's traffic is served via these co-location facilities. At most times during the year, each co-location facility has the capacity to serve all of the Company's traffic from one location. If, despite these and other precautions taken by the Company, SportsLine's Internet access is disrupted, SportsLine's third party providers are unable to handle higher volumes of users, or SportsLine or such third party providers experience damage or failure that causes system disruptions or other significant interruptions in SportsLine's operations, the Company's business, results of operations and financial condition could be materially adversely affected.

Executive Officers

     The executive officers of the Company are as follows:

                 Name                  Age                              Position
------------------------------------   ---   ------------------------------------------------------------
Michael Levy........................   55    Chairman of the Board, President and Chief Executive Officer
Daniel L. Leichtenschlag............   40    President of Operations and Chief Technology Officer
Mark J. Mariani.....................   45    President, Sales and Marketing
Peter Pezaris.......................   32    President, Product Development
Kenneth W. Sanders..................   45    President of Finance and Administration and Chief Financial
                                             Officer
Andrew S. Sturner...................   37    President, Corporate and Business Development

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

     Peter Pezaris has served as SportsLine.com's President, Product Development since June 2001, responsible for programming, production and fantasy products. Previously, Mr. Pezaris was Senior Vice President, Product Development, responsible for SportsLine.com's Commissioner.com subsidiary, which produces Fantasy products for CBS SportsLine.com as well as official Fantasy games for NFL.com, AOL.com and NBA.com. Mr. Pezaris joined SportsLine in December 1999 when SportsLine acquired Daedalus World Wide Corporation ("DWWC"), the producer of Commissioner.com fantasy products that Mr. Pezaris co-founded in 1995. Prior to DWWC, Mr. Pezaris was a systems and software developer for the investment banking firms of Bankers Trust and Salomon Brothers.

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

Item 2. Properties.

     SportsLine's corporate headquarters are located in Fort Lauderdale, Florida. The Company currently leases approximately 80,000 square feet under a lease which expires in March 2010. See Note 11 of Notes to Financial Statements. The Company has options to extend the lease for two additional five-year terms. SportsLine also leases sales offices in Chicago, New York, Atlanta, San Francisco, Los Angeles and Detroit and office space in Las Vegas. The Company currently leases two offices, one in Austin and the other in New York that are no longer in use. These properties are being subleased; however, there is no guarantee that these subleases will continue in the future.

Item 3. Legal Proceedings.

     In November 2001, Sandbox.com, Inc. ("Sandbox") filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida, alleging that the Company breached an agreement and plan of merger to acquire Sandbox (the "Merger Agreement"), misappropriated trade secrets, breached fiduciary duties, and was unjustly enriched as a consequence of alleged transfers of assets and proprietary information. The Company in its Answer and Affirmative Defenses and Claim of Right to Setoff asserts that it was within its contractual rights to terminate the Merger Agreement and otherwise denies the substantive claims set forth in Sandbox's complaint, claims a $600,000 set off for Sandbox's breach of the Merger Agreement, and has filed a counterclaim against Sandbox and a third party complaint against another party for fraud in the inducement relating to the Merger Agreement and a related Consulting Agreement. The case is in the pre-trial discovery phase, and no trial date or pretrial order has yet been set by the court. The Company believes the claim by Sandbox is without merit and intends to vigorously defend itself in this action and to pursue its counterclaim against Sandbox and its claims against the third party defendant.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2001.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

Market Prices for the Company's Common Stock and Related Stockholder Matters

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SPLN" since November 13, 1997. The following table sets forth for the periods indicated the range of high and low closing prices per share of Common Stock, as reported by the Nasdaq National Market:

                                                                 High     Low
                                                                ------   ------
2000
     First Quarter...........................................   $57.75   $29.44
     Second Quarter..........................................    27.00    10.13
     Third Quarter...........................................    18.56    13.81
     Fourth Quarter..........................................    13.88     4.44

2001
     First Quarter...........................................   $ 9.63   $ 3.53
     Second Quarter..........................................     4.50     2.30
     Third Quarter...........................................     2.40     0.80
     Fourth Quarter..........................................     3.82     1.19

     SportsLine has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. SportsLine currently intends to retain future earnings, if any, to fund the development and growth of its business.

     As of March 11, 2002, the Company had approximately 234 stockholders of record. The Company believes that the number of beneficial owners of the Common Stock is in excess of 300.

Sales of Unregistered Securities During the Year Ended December 31, 2001

     (1) In January 2001, in connection with the execution of a consulting agreement, the Company issued 50,000 shares of common stock to Eldrick
          T. Woods in consideration of services rendered thereunder.

     (2) In March 2001, in connection with the December 1999 acquisition of DWWC, the Company issued 828,376 shares of common stock to the former holders of stock of that corporation as additional consideration for the acquisition.

     (3) In July 2001, in connection with the execution of the agreement with NFL Enterprises, L.P. ("NFLE"), the Company issued 350,000 shares of common stock to NFLE in consideration of rights granted to the Company under the agreement.

     (4) In December 2001, in connection with the December 1999 acquisition of DWWC, the Company issued 2,195,968 shares of common stock to the former holders of stock of that corporation as additional consideration for the acquisition.

     No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), on the basis that they were issued under circumstances not involving a public offering.

Item 6. Selected Financial Data.

     The following data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. The selected consolidated balance sheet data set forth below as of December 31, 2001 and 2000, and the selected consolidated statement of operations data for the three years ended December 31, 2001 have been derived from the Company's audited consolidated financial statements./1/

                                                                  Year Ended December 31,
                               ----------------------------------------------------------------------------------------------
                                                                        (unaudited)
                                  U.S.      Sports.com       Total           U.S.      Sports.com        Total         U.S.
                                  2001         2001           2001          2000          2000           2000          1999
                               ---------    ----------    ------------    ---------    -----------    -----------    --------
Statement of Operations             (In thousands, except share and per share data)
Data:
Revenue ..................     $  60,046     $  4,484     $     64,530    $  87,458    $     8,429    $    95,887    $ 58,284
Cost of revenue ..........        23,770        8,902           32,672       28,070         12,931         41,001      31,536
                               ---------     --------     ------------    ---------    -----------    -----------    --------
Gross profit(loss) .......        36,276       (4,418)          31,858       59,388         (4,502)        54,886      26,748
Operating expenses:
   Product development ...         1,854           --            1,854        1,791             --          1,791       1,587
   Sales and marketing ...        35,056        6,199           41,255       37,224         13,719         50,943      34,463
   General and
     administrative ......        25,137        6,222           31,359       26,726         10,365         37,091      17,306
   Depreciation and
     amortization ........        42,859        1,664           44,523       39,545          2,341         41,886      24,809
   Restructuring charges .           985           --              985           --             --             --          --
   Write-down of goodwill         21,600           --           21,600           --             --             --          --
   Other non-recurring
     charges for
     settlement of
     litigation ..........            --           --               --           --             --             --          --
                               ---------     --------     ------------    ---------    -----------    -----------    --------
     Total operating
     expenses ............       127,491       14,085          141,576      105,286         26,425        131,711      78,165
                               ---------     --------     ------------    ---------    -----------    -----------    --------
Loss from operations .....       (91,215)     (18,503)        (109,718)     (45,898)       (30,927)       (76,825)    (51,417)
Interest expense .........        (1,064)          (9)          (1,073)      (1,081)            (3)        (1,084)     (4,392)
Interest and other
     income, net .........         3,108          371            3,479       10,142          2,772         12,914       8,783
Loss on equity investments           (28)          --              (28)    (127,653)            --       (127,653)         --
Gain on termination of
     agreements ..........         2,051           --            2,051       78,766             --         78,766          --
Gain on sale of
     e-commerce subsidiaries          --           --               --        7,814             --          7,814          --
Effect of deconsolidation
     of Sports.com .......        41,739           --           41,739           --             --             --          --
                               ---------     --------     ------------    ---------    -----------    -----------    --------
Loss before extraordinary
     gain ................       (45,409)     (18,141)         (63,550)     (77,910)       (28,158)      (106,068)    (47,026)
Extraordinary gain on
     extinguishment of debt        2,404           --            2,404           --             --             --      36,027
                               ---------     --------     ------------    ---------    -----------    -----------    --------
Net loss .................     $ (43,005)    $(18,141)    $    (61,146)   $ (77,910)   $   (28,158)   $  (106,068)   $(10,999)
                               =========     ========     ============    =========    ===========    ===========    ========
Loss per share before extraordinary gain..............    $      (2.32)                               $     (4.04)
Extraordinary gain....................................            0.09                                         --
                                                          ------------                                -----------
Net loss per share - basic and diluted................    $      (2.23)                               $     (4.04)
                                                          ============                                ===========
Weighted average common and common equivalent
shares outstanding - basic and diluted................      27,446,626                                 26,245,946

                                                Year Ended December 31,
                               ----------------------------------------------------------
                                                     (unaudited)
                               Sports.com       Total
                                  1999          1999             1998            1997
                               ----------    ------------    ------------    ------------
Statement of Operations               (In thousands, except share and per share data)
Data:
Revenue ..................      $ 1,994      $     60,278    $     30,551    $     12,014
Cost of revenue ..........        2,542            34,078          17,231          10,431
                                -------      ------------    ------------    ------------
Gross profit(loss) .......         (548)           26,200          13,320           1,583
Operating expenses:
   Product development ...           --             1,587           1,313           2,541
   Sales and marketing ...        1,989            36,452          20,481          14,019
   General and
     administrative ......        2,757            20,063          13,159           8,305
   Depreciation and
     amortization ........          997            25,806          17,104          11,689
   Restructuring charges .           --                --              --              --
   Write-down of goodwill            --                --              --              --
   Other non-recurring
     charges for
     settlement of
     litigation ..........           --                --           1,100              --
                                -------      ------------    ------------    ------------
     Total operating
     expenses ............        5,743            83,908          53,157          36,554
                                -------      ------------    ------------    ------------
Loss from operations .....       (6,291)          (57,708)        (39,837)        (34,971)
Interest expense .........           --            (4,392)           (118)           (146)
Interest and other
     income, net .........          193             8,976           4,446             940
Loss on equity investments           --                --              --              --
Gain on termination of
     agreements ..........           --                --              --              --
Gain on sale of
     e-commerce subsidiaries         --                --              --              --
Effect of deconsolidation
     of Sports.com .......           --                --              --              --
                                -------      ------------    ------------    ------------
Loss before extraordinary
     gain ................       (6,098)          (53,124)        (35,509)        (34,177)
Extraordinary gain on
     extinguishment of debt          --            36,027              --              --
                                -------      ------------    ------------    ------------
Net loss .................      $(6,098)     $    (17,097)   $    (35,509)   $    (34,177)
                                =======      ============    ============    ============

Loss per share before extraordinary gain.... $      (2.31)   $      (1.94)   $      (3.08)
Extraordinary gain..........................         1.57              --             --
                                             ------------    ------------    ------------
Net loss per share - basic and diluted...... $      (0.74)   $      (1.94)   $      (3.08)
                                             ============    ============    ============
Weighted average common and common equivalent
shares outstanding - basic and diluted......   23,018,224      18,305,927      11,107,534

                                                             December 31,
                                        ---------------------------------------------------
                                          2001       2000       1999       1998      1997
                                        --------   --------   --------   --------   -------
Balance Sheet Data:                                        (In thousands)
Cash and marketable securities ......   $ 46,035   $125,765   $120,973   $ 85,242   $33,988
Working capital .....................     46,180    127,119     97,229     64,509    31,284
Total assets ........................    114,824    258,171    271,461    137,655    45,726
Long-term obligations, net of current
  maturities ........................     17,085     19,608     19,608        207       458
Total shareholders' equity ..........     81,028    139,097    224,656    118,963    36,985

----------
/1/ Results of Sports.com are consolidated from August 1999 through July 2001 only. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

Overview

     The Company derives most of its revenue from advertising. The Company also derives revenues from content licensing, membership and premium services and e-commerce. Advertising revenue, content licensing, fees from memberships and premium services and e-commerce revenue, constituted approximately 83%, 10%, 7% and 0%, respectively, of the Company's total revenue in 2001; 81%, 12%, 7% and 0% respectively, of the Company's total revenue in 2000; and 50%, 14%, 9% and 27%, respectively, of the Company's total revenue in 1999.

     Advertising revenue has been derived principally from short-term advertising contracts on a per impression basis or for a fixed fee based on a minimum number of impressions. Advertising revenue also includes sponsorship opportunities that enable advertisers to associate their corporate messages with the Company's coverage of athletes and marquee events for a fee. Advertising revenue is also derived from the sale of advertising on Web sites that the Company operates such as nfl.com and pgatour.com. Although most of the content on the Company's Web sites is free, users of the Company's Web sites can purchase memberships and premium services for a fee.

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

     In March 1997, the Company entered into a strategic alliance with CBS pursuant to which the Company's flagship Web site was renamed "cbs.sportsline.com." The CBS agreement was amended in February 1999 (as amended, the "CBS Agreement") to extend the term for an additional five years, effective as of January 1, 1999, through 2006. Commencing with calendar year 1999, CBS is obligated to provide advertising and promotion of the cbs.sportsline.com Web site pursuant to a fixed promotion schedule. In consideration of additional promotional and advertising opportunities, at the time of the execution of the amendment in 1999, the Company accelerated the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and became obligated to issue additional shares of common stock valued at $100 million between 2002 and 2006. Shares having a fair market value of $20 million will be issued each year based on the average of closing prices of the common stock on the Nasdaq National Market for the five-day period ending on the day prior to each of the following issue dates, as applicable: January 1, 2002; April 1, 2003; July 1, 2004; October 1, 2005; and January 1, 2007. See " - Recent Developments." Additionally, the original revenue sharing provisions of the agreement were eliminated and replaced by a new revenue sharing formula calculated on a broader revenue base and at a lower rate.

     In July 2001, SportsLine entered into a multi-year agreement (the "NFL Agreement") with CBS, AOL and the NFL. Pursuant to the terms of the NFL Agreement, SportsLine is responsible for the production and hosting of the NFL's Internet sites, including nfl.com, superbowl.com, nfleurope.com and playfootball.com. SportsLine is entitled to recoup the costs of such production and hosting pursuant to an agreed-upon budget, from the first dollars of revenue generated from such sites, after the payment of certain sales commissions, including but not limited to, advertising and sponsorship sales, e-commerce revenues and direct marketing and, to a limited extent, from the exploitation of certain emerging media rights (collectively, the "Gross Revenues"). SportsLine will be responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement, with SportsLine's share of the required cash payments aggregating $24,050,000 over the five-year term of the NFL Agreement as follows: $1,800,000 for the first year; $3,250,000 for the second year; $6,000,000 for each of the third and fourth years; and $7,000,000 for the fifth year. In addition, SportsLine issued to the NFL 350,000 shares of SportsLine common stock upon effectiveness of the NFL Agreement; and is obligated to pay an additional $1,333,333 in cash or stock, at SportsLine's option, in 2003 and an additional $2,666,667 in cash or stock, at SportsLine's option, in 2004. After the payment of certain sales commissions and SportsLine's recoupment of its production and hosting expenses, SportsLine will be entitled to a graduated share of Gross Revenues in an amount aggregating approximately 50% of the first $140,000,000 of Gross Revenues generated during the term of the NFL Agreement. In addition, SportsLine may be entitled to receive 20% of certain additional Gross Revenues in excess of such amount. The NFL has the unilateral right to terminate the NFL Agreement after the second or third year of the contract.

     In July 2001, SportsLine extended its existing agreement with AOL (the "AOL Extension"). Pursuant to the terms of the AOL Extension, SportsLine paid AOL $1,000,000 in cash in July 2001 and is obligated to pay AOL an additional $2,000,000 in cash and/or stock, at SportsLine's option, in July 2002 and an additional $1,000,000 in cash and/or stock, at SportsLine's option, in July 2003.

     In May 1999, SportsLine established Sports.com as a European-based, majority owned subsidiary. A liability of $59,809,000 was reflected in the Company's consolidated balance sheet as of December 31, 2000 to reflect the minority interests in Sports.com. In 2000, the Company consolidated between 71% and 100% of the losses of Sports.com, which had historically been offset by the allocation of a portion of such losses to third party holders of Sports.com common stock. On July 17, 2001, Sports.com raised approximately $13,000,000 in equity funding from its existing investors including the Company, Soros Private Equity Partners and IMG. After giving effect to the funding, the Company's fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, is approximately 30%. As a result of the Company's reduced ownership interest in Sports.com and a reduction in the Company's representation on Sports.com's board of directors to less than a majority, as of July 17, 2001 the Company is no longer consolidating the results of Sports.com and is accounting for its investment in Sports.com under the equity method of accounting. In accordance with United States generally accepted accounting principles, the Company recorded in 2001 the effect of the deconsolidation of the subsidiary in the amount of $41,739,000. Also, the Company's comprehensive loss in 2001 decreased by $5.2 million due to the deconsolidation of Sports.com. After July 17, 2001, the Company no longer recorded any losses generated by Sports.com, as its investment had been reduced to zero and the Company has no future obligation to provide funding to Sports.com. Sports.com's assets and liabilities are included in the Company's Consolidated Balance Sheet as of December 31, 2000 and Sports.com's revenue, expenses and minority interest are included in the Company's Consolidated Statements of Operations for the years ended December 31, 2000 and 1999. Sports.com's revenue, expenses and minority interest through July 17, 2001 are included in the Consolidated Statement of Operations of the Company for the year ended December 31, 2001.

     The Company acquired Daedalus World Wide Corporation in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880,000, which is being amortized over an estimated life of seven years. In the fourth quarter of 2000, a $12,000,000 liability included in accounts payable at December 31, 2000 was recorded pursuant to the purchase agreement, which provided for additional consideration contingent upon the acquired company meeting certain performance thresholds. During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of the liability of $6,000,000 and during the fourth quarter of 2001, 2,195,968 shares of common stock were issued in satisfaction of the remaining $6,000,000 liability. In addition, the Company recognized a one-time goodwill write-down during the year ended December 31, 2001 of $17,000,000 related to the reduced estimate of the value of its investment in Daedalus World Wide Corporation. The Company's assessment of its goodwill investment is based on historical operations, undiscounted future cash flows and the market values of similar entities. See Note 3 of Notes to Consolidated Financial Statements.

     In April 2000, the Company, through its wholly owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation ("DBC") in exchange for 277,152 shares of the Company's common stock (the "Consideration Shares"). Pursuant to the terms of the purchase agreement, the Company guaranteed that the Consideration Shares would have a value equal to or greater than $12.5 million on March 31, 2001 (the "Guaranteed Proceeds"). On April 6, 2001, due to the decline in the trading price of the Company's common stock, the Company fulfilled its obligation to DBC by purchasing the Consideration Shares for $12.5 million. The

Consideration Shares were cancelled and retired in April 2001. DBC Sports provides consulting services to certain Las Vegas casinos. In December 2001, the Company recorded a one-time goodwill write-down of $4,600,000 to reflect a reduction in the estimated value of its investment in DBC. The assessment of goodwill was based on historical operating results, undiscounted future cash flows and the market value of similar entities. See Note 3 of Notes to Consolidated Financial Statements.

Recent Developments

     In January 2002, pursuant to the terms of the CBS Agreement, the Company issued approximately 6.9 million shares of its common stock to CBS valued at $20 million. Upon issuance, CBS owns approximately 11.4 million shares of the Company's common stock, representing approximately 32% of the Company's 36.1 million outstanding common shares.

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company reviews its long-lived assets and goodwill for possible impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. If the Company's analysis indicates a possible impairment exists, it is required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows. As described below under Recent Accounting Pronouncements, effective January 1, 2002, the Company is required at least annually to test for impairment of goodwill. Management believes its estimates and judgments have been reasonable in determining whether the Company's goodwill has been impaired. If, however, there was a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize an impairment charge.

Results of Operations

     Revenue

     Total revenue for the year ended December 31, 2001 was $64,530,000 compared to $95,887,000 for the year ended December 31, 2000 and $60,278,000 for the year ended December 31, 1999. Advertising revenue decreased to $53,583,000 in 2001 compared to $77,666,000 in 2000 and $29,970,000 in 1999. Advertising revenue for 2001, 2000 and 1999 accounted for approximately 83%, 81% and 50%, respectively, of total revenue. Advertising revenue decreased in 2001 from 2000 due to lower advertising revenue relating to the termination of the agreements with MVP.com, Inc. ("MVP") and Internet Sports Network, Inc. ("ISN"), which accounted for $27,655,000 of advertising revenue during 2000 in the aggregate, and the result of a general slowdown in the domestic advertising market. In addition, following the events of September 11, 2001, advertising revenue was lower than expected because of cancellations and postponement of certain sporting events such as the second week of college and pro football games and the Ryder Cup. Advertising revenue increased during 2000 compared to 1999 primarily as a result of revenue under the MVP and ISN agreements as well as a higher number of impressions sold and additional sponsors advertising on the Company's Web sites. Advertising revenue from Sports.com accounted for approximately 4%, 6% and 3% of total advertising revenue during 2001, 2000 and 1999, respectively; however, commencing on July 17, 2001, the Company no longer consolidates the results of Sports.com.

     Membership and premium services revenue decreased to $4,252,000 in 2001 compared to $6,284,000 in 2000 and $5,629,000 in 1999. From July 2000 to July
2001, the Company offered its fantasy products and services for free instead of for a subscription fee. As a result, subscription revenue decreased from 2000 to 2001 primarily due to the free offering of fantasy during the 2001 baseball season offset by fee-based football fantasy offerings during the 2001 season. In July 2001, the Company began offering both free and fee-based fantasy products. For the 2002 Major League Baseball season, SportsLine has resumed charging a $99.95 fee per league for its Baseball Commissioner league management service and expects to charge substantially similar fees during the 2002 - 2003 NFL season. Other factors contributing to the decrease in 2001 from 2000 were the discontinuation of some products such as Sports Careers subscriptions and services related to sales of statistical data. Subscription revenue increased from 1999 to 2000 primarily due to subscription revenue relating to sales of statistical data and other content as a result of the acquisition of DBC Sports.

     E-commerce revenue decreased to immaterial amounts in 2001 and 2000 compared to $16,486,000 in 1999. E-commerce revenue in 1999 consisted of the Company's domestic and international e-commerce sales as well as sales generated by its e-commerce subsidiaries, primarily International Golf Outlet. On January 1, 2000 the Company sold its domestic e-commerce business, including its e-commerce subsidiaries, to MVP.com, Inc. Accordingly, e-commerce revenue in 2000 consisted solely of revenue generated by Sports.com. In 2001, the Company's e-commerce business was operated by ECS. Accordingly, revenue associated with items sold by ECS is only recognized to the extent of the Company's revenue share in such sale and is included in advertising revenue pursuant to its multi-year promotional agreement with ECS.

     Content licensing and other revenue decreased to $6,695,000 in 2001 compared to $11,937,000 in 2000 and $8,193,000 in 1999. The decrease in content licensing and other revenue was due primarily to the replacement in July 2001 of the Company's previous agreement with AOL, which had included a barter content licensing provision. Additionally, in 2000 the Company recognized content licensing revenue pursuant to its agreement with Excite, Inc. that expired in December 2000. Unless the Company enters into new content licensing agreements, management does not expect content licensing revenue to be significant in future periods.

     As of December 31, 2001, the Company had deferred revenue of $2,640,000 relating to cash and receivables for which services had not yet been provided.

     Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 20%, 17% and 17% of total revenue for 2001, 2000 and 1999, respectively. In future periods, management intends to maximize cash advertising and content licensing revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

     Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 5%, 16% and 0% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. The majority of the equity-related revenue in 2000 was derived from two agreements which have been terminated as of December 31, 2000. An additional agreement for equity-related revenue terminated in June 2001. Therefore, the Company expects that, unless new agreements are entered into, equity-related revenue will be insignificant in future periods.

     Commencing in 2002, the Company will condense the reporting of its revenue to two categories: advertising and marketing services, and subscriptions and premium products. Advertising and marketing services will encompass advertising and sponsorship sales as well as the Company's revenue from its direct marketing services and e-commerce promotions. Subscriptions and premium products will include paid memberships and fantasy products, and premium Vegas Insider services.

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

     Cost of revenue was $32,672,000 in 2001 compared to $41,001,000 and $34,078,000 in 2000 and 1999, respectively. The decrease in cost of revenue from 2000 to 2001 was primarily due to decreased revenue sharing expense to CBS because of lower advertising revenue, elimination of revenue sharing expense to Major League Baseball and lower costs associated with the Company's cost restructuring program initiated in the second quarter of 2001. Also contributing to the decrease was the deconsolidation of Sports.com in the third quarter of 2001. The increase in cost of revenue from 1999 to 2000 was primarily the result of increased revenue sharing under the Company's agreements with CBS, Major League Baseball, the PGA TOUR and others. Revenue sharing expense represented 11% of total revenue in 2001, 14% of total revenue in the year 2000 and 12% of total revenue in 1999. Cost of revenue also increased in 2000 compared to 1999 due to increases in the costs of content fees and telecommunications needed to support and deliver services. As a percentage of revenue, cost of revenue increased to 51% in 2001 compared to 43% in 2000 and 57% in 1999.

     Operating Expenses

     Product Development. Product development expense consists primarily of employee compensation and related expenses required to support the continuing development of proprietary sports information and entertainment applications, services, technologies, interfaces and content. These costs include the Company's effort to develop streaming media content and players, advanced java applications, ShockWave/Flash games and contests, wireless applications and technologies, broadband content and enhanced user interfaces across all products. These costs are expensed as incurred.

     Product development expense was $1,854,000 in 2001 compared to $1,791,000 and $1,587,000 in 2000 and 1999, respectively. The increase in product development expense in 2001 is primarily the result of increased product development personnel and consultants related to the Company's agreement with NFL.com partially offset by lower costs from the Company's restructuring program. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company intends to continue to invest resources in product development. As a percentage of revenue, product development expense was 3%, 2% and 3% for 2001, 2000 and 1999, respectively.

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

     Sales and marketing expense was $41,255,000 in 2001 compared to $50,943,000 and $36,452,000 in 2000 and 1999, respectively. As part of a cost containment initiative begun in the second quarter of 2001, management decided to invest less in cash television and Web site advertising for promotion and rely more on its strategic relationships such as with CBS, the NFL, Westwood One, USA Networks and others. Consequently, the decrease in sales and marketing expense from 2001 to 2000 was primarily due to the decreased Web site and television advertising spending and the replacement of the Company's agreement with AOL at a lower cost offset by increases in radio and outdoor advertising expense. Additionally, payroll expenses decreased because of the Company's cost restructuring program. Also contributing to lower costs was the deconsolidation of Sports.com in the third quarter of 2001. The increase in sales and marketing expense from 2000 to 1999 was primarily the result of increased television advertising and other advertising expenses related to the launch of the Company's free fantasy offerings. Barter transactions accounted for approximately 31% of sales and marketing expense for both 2001 and 2000 and 30% for 1999. As a percentage of revenue, sales and marketing expense increased to 64% in 2001 compared to 53% in 2000 and 60% in 1999. Included in sales and marketing expense are expenses of $2,227,000, $1,408,000 and $410,000 in 2001, 2000 and 1999, respectively, made in the aggregate to CBS, a major stockholder in SportsLine, and certain affiliates of CBS, for television, radio and outdoor advertising during those periods.

     General and Administrative. General and administrative expense consists of salary and related costs for executive, finance and accounting, technical and customer support, human resources and administrative functions, as well as rent and occupancy expenses and professional service fees. General and administrative expense was $31,359,000 in 2001 compared to $37,091,000 and $20,063,000 in 2000 and 1999, respectively. The decrease in general and administrative expense in 2001 from 2000 was primarily attributable the deconsolidation of Sports.com in the third quarter of 2001 and to a lesser extent reduced bad debt expense related to lower advertising billings. Also, as a result of the Company's cost restructuring program initiated in the second quarter of 2001, consulting and payroll expenses decreased. The increase in general and administrative expense from 1999 to 2000 was due to the relocation of the Company's corporate headquarters to a new facility and an increase in expenses for system support of the Company's on-going technological operations. As a percentage of revenue, general and administrative expense increased to 49% in 2001 compared to 39% in 2000 and 33% in 1999.

     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment, amortization of costs associated with consulting agreements and, beginning in March 1997, the amortization of deferred advertising and content costs relating to the CBS Agreement. Depreciation and amortization expense was $44,523,000 in 2001 compared to $41,886,000 and $25,806,000 in 2000 and 1999, respectively. The increase in depreciation and amortization in 2001 compared to 2000 was due to the amortization of the intangible assets acquired from MVP in January 2001 and the assets acquired in connection with the acquisition of DBC Sports in April 2000. The increase in depreciation and amortization in 2000 compared to 1999 was due to the following factors: (i) the acquisition of Daedalus World Wide Corporation and DBC Sports in December 1999 and April 2000, respectively, resulting in an increase in goodwill amortization; (ii) agreements entered into with the PGA TOUR and Westwood One involving the issuance of shares and warrants during the second and third quarters of 1999, making 2000 the first full year of amortization of these agreements; and (iii) an additional $3,000,000 of amortization expense in 2000 compared to 1999 related to the CBS Agreement. Depreciation and amortization also increased over all periods presented due to depreciation expense related to increased purchases of fixed assets and leasehold improvements.

     Under the Company's agreement with CBS, the Company has issued shares of common stock and warrants to purchase Common Stock in consideration of CBS advertising and promotional efforts and its license to the Company of the right to use certain CBS logos and television-related sports content. The value of the advertising and content has been recorded in the balance sheet as deferred advertising and content costs and is amortized as depreciation and amortization expense over each related contract year. See Note 8 of Notes to Consolidated Financial Statements. In February 1999, the Company amended its agreement with CBS to extend the original term of the agreement for five years, effective as of January 1, 1999, through 2006. Commencing in calendar year 1999, CBS began providing advertising and promotion in accordance with a fixed promotion schedule. At the time of the amendment, the Company accelerated the issuance to CBS of 1,052,937 shares of Common Stock and warrants to purchase 760,000 shares of Common Stock, which originally were to be issued in 2000 and 2001. The Company also issued to CBS new warrants to purchase 1,200,000 shares of Common Stock, which vested on various dates through January 2001, and agreed to issue to CBS on specified dates in each of the sixth through tenth contract years Common Stock having a fair market value of $20.0 million on each issue date. As of December 31, 2001, all unexercised warrants issued to CBS have expired. Total amortization expense under the CBS Agreement was $17,288,000 for each of 2001 and 2000 and $14,096,000 for 1999, and will be $22,286,000 annually from 2002 to
2006. Commencing in 2002, the expense associated with the CBS Agreement will be recognized as sales and marketing expense.

     In July 2001, the Company replaced its agreement with AOL. Under the Company's prior agreement with AOL, the value of the advertising had been recorded in the balance sheet as deferred advertising costs and was amortized to depreciation and amortization expense over each related contract year. Total expense under the prior AOL agreement was $1,917,000, $4,499,000 and $4,220,000 for 2001, 2000 and 1999, respectively. Commencing in 2002, the cost of the AOL agreement will be recognized as sales and marketing expense.

     Under the Company's agreement with Westwood One, which became effective in August 1999, the Company issued shares of Common Stock in consideration for a three-year promotional and programming agreement. The value of the Common Stock has been recorded on the balance sheet as deferred consulting costs and is being amortized to depreciation and amortization expense over each related contract year. Total expense under the Westwood One agreement was $3,000,000 for 2001 and 2000 and $1,250,000 for 1999, and will be $1,750,000 in 2002. Commencing in
2002, the expense associated with this agreement will be recognized as sales and marketing expense.

     Under the Company's agreement with the PGA TOUR, which became effective in April 1999, the Company paid an up-front licensing fee of $8,500,000. The licensing fee has been recorded on the balance sheet as licensing rights and is being amortized to depreciation and amortization expense over each related contract year. Total amortization expense under the PGA TOUR agreement was $2,267,000 for both 2001 and 2000 and $1,700,000 for 1999, and will be $2,267,000 in 2002. Unless the PGA
Tour exercises its right to terminate the agreement as of December 31, 2002, the Company is obligated to pay the PGA Tour an additional fee of $2,000,000 on January 1, 2003 which will be expensed during 2003.

     Write-down of Goodwill. For the year ended December 31, 2001, the Company recorded one-time charges totaling $21,600,000 to reflect the reduction in the estimated value of its investment in Daedalus World Wide Corporation and DBC Sports of $17,000,000 and $4,600,000, respectively. The assessment of goodwill was based on historical operating results, estimated undiscounted future cash flows, and the estimated market values of similar entities.

     Restructuring Charges. The Company recognized a one-time charge of $985,000 related to severance payments and the termination of leases during the year ended December 31, 2001. See Note 2 of Notes to Consolidated Financial Statements.

     Interest Expense. Interest expense was $1,073,000 in 2001 compared to $1,084,000 and $4,392,000 in 2000 and 1999, respectively. The decrease in interest expense in 2001 was primarily due to the expiration of capital leases in the first quarter of 2001. The decrease in interest expense in 2000 compared to 1999 was primarily due to the repurchase in the third and fourth quarters of 1999 of approximately $130,000,000 of the $150,000,000 principal amount of Convertible Subordinated Notes, which were originally issued in March 1999. During the fourth quarter of 2001, the Company repurchased an additional $2,930,000 principal amount of Convertible Subordinated Notes. Interest expense during 1999 consisted primarily of interest paid on the Convertible Subordinated Notes.

     Interest and Other Income, Net. Interest and other income, net primarily represents interest earned on cash and cash equivalents and marketable securities. Interest and other income, net was $3,479,000 in 2001 compared to $12,914,000 and $8,976,000 in 2000 and 1999, respectively. The decrease in interest income in 2001 compared to 2000 was primarily attributable to a lower invested cash balance and decreasing interest rates. The increase in 2000 compared to 1999 was primarily attributable to the higher average balances of cash and cash equivalents and marketable securities. Sports.com contributed to the increase in 2000 by recording a $953,000 realized gain on currency exchange upon receipt of funding of a private placement of preferred stock during the first quarter of 2000.

     Loss on Equity Investments. Several of the Company's equity investments in certain Internet companies, primarily its investment in MVP, were written off in 2000 in the amount of $127,653,000 while the remainder of such investments in the amount of $28,000 was written off in 2001. During the third and fourth quarters of 2000, the Company deemed its investment in MVP to be permanently impaired and wrote off the entire value of that investment. The Company's determination was based on the market downturn during the third and fourth quarters of 2000 which caused similar declines in publicly-traded internet e-commerce companies' market values, the difficulty experienced by MVP in raising additional capital and an assessment of MVP's financial condition and prospects. MVP ceased operations in January 2001.

     Gain on Termination of Advertising Agreements. Due to the termination of the Company's relationships with MVP and Internet Sports Network during 2000, the Company was no longer obligated to perform under either of these agreements. In December 2000, the Company recorded a one-time gain related to the recognition of deferred revenue from these agreements of $78,766,000, net of an expense accrual of $2,673,000 for tax expense and potential expenses related to the MVP liquidation, such as assumption of leases and legal expenses. In December 2001, the Company reversed the remaining accrual of $2,051,000 having deemed the MVP liquidation substantially complete.

     Gain on Sale of E-Commerce Subsidiaries. Effective January 1, 2000, the Company sold to MVP three of its subsidiaries, which engaged in e-commerce activity (International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc.). The sale resulted in a one-time gain of $7,814,000, net of taxes, in 2000.

     Extraordinary Gain. During the fourth quarter of 2001, the Company repurchased $2,930,000 of its Convertible Subordinated Notes for approximately $500,000 and, as a result, recognized an extraordinary gain of $2,404,000, net of unamortized debt issuance costs. During the second half of 1999, the Company repurchased

$130,392,000 of its Convertible Subordinated Notes for approximately $90,100,000. As a result, in 1999 the Company recognized an extraordinary gain of $36,027,000, net of unamortized debt issuance costs.

     Income Taxes. No provision for Federal and state income taxes has been recorded as the Company incurred net operating losses for each period presented. As of December 31, 2001, the Company had approximately $160,000,000 of net operating loss carryforwards for Federal income tax purposes, expiring beginning in 2009, available to offset future taxable income. Additionally, the Company had approximately $90,000,000 of capital loss carryforwards. Given the Company's losses incurred to date and the difficulty in accurately forecasting the Company's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by United States generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded to reduce the deferred income tax assets to zero. See Note 10 of Notes to Consolidated Financial Statements.

Quarterly Results of Operations (unaudited)

     The tables below set forth the quarterly operating results for 2001 and 2000. This information is unaudited, but in the opinion of the Company reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with United States generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

                                                                              Quarter Ended
                                                       ------------------------------------------------------------
                                                              (In thousands, except share and per share data)
                                                         Mar. 31,        Jun. 30,        Sep. 30,        Dec. 31,
                                                         --------        --------        --------        --------
                                                           2001            2001            2001            2001
                                                       ------------    ------------    ------------    ------------
Revenue ............................................   $     22,298    $     13,132    $     13,601    $     15,499
Cost of revenue ....................................         11,163           8,172           7,255           6,082
                                                       ------------    ------------    ------------    ------------
Gross profit .......................................         11,135           4,960           6,346           9,417
                                                       ------------    ------------    ------------    ------------
Operating expenses:
   Product development .............................            521             462             468             403
   Sales and marketing .............................         14,108          10,871           9,219           7,057
   General and administrative ......................          9,954           8,834           6,535           6,036
   Depreciation and amortization ...................         11,714          11,838          11,296           9,675
   Restructuring charges ...........................             --             985              --              --
   Write-down of goodwill ..........................             --              --          17,000           4,600
                                                       ------------    ------------    ------------    ------------
   Total operating expenses ........................         36,297          32,990          44,518          27,771
                                                       ------------    ------------    ------------    ------------
Loss from operations ...............................        (25,162)        (28,030)        (38,172)        (18,354)
Interest expense ...................................           (276)           (268)           (267)           (262)
Interest and other income, net .....................          1,621             942             584             332
Loss on equity investments .........................             (4)            (24)             --              --
Gain on termination of agreements ..................             --              --              --           2,051
Effect of deconsolidation of Sports.com ............             --              --          41,739              --
                                                       ------------    ------------    ------------    ------------
Income (loss) before extraordinary gain ............        (23,821)        (27,380)          3,884         (16,233)
Extraordinary gain on extinguishment of debt .......             --              --              --           2,404
                                                       ------------    ------------    ------------    ------------
Net income (loss) ..................................   $    (23,821)   $    (27,380)   $      3,884    $    (13,829)
                                                       ============    ============    ============    ============
Net income (loss) per share
   Net loss per share before extraordinary gain ....   $      (0.89)   $      (1.01)   $       0.14    $      (0.59)
   Extraordinary gain ..............................             --              --              --            0.09
                                                       ------------    ------------    ------------    ------------
   Net income (loss) per share-basic ...............   $      (0.89)   $      (1.01)   $       0.14    $      (0.50)
                                                       ============    ============    ============    ============
   Net income (loss) per share-diluted .............   $      (0.89)   $      (1.01)   $       0.14    $      (0.50)
                                                       ============    ============    ============    ============
Weighted average common and common equivalent shares
   outstanding
Basic ..............................................     26,821,619      27,103,878      28,367,690      27,476,011
                                                       ============    ============    ============    ============
Diluted ............................................     26,821,619      27,103,878      28,383,024      27,476,011
                                                       ============    ============    ============    ============

                                                                               Quarter Ended
                                                       -----------------------------------------------------------
                                                             (In thousands, except share and per share data)
                                                        Mar. 31,        Jun. 30,        Sep. 30,        Dec. 31,
                                                        --------        --------        --------        --------
                                                          2000            2000            2000            2000
                                                      ------------    ------------    ------------    ------------
Revenue ...........................................   $     22,678    $     24,317    $     26,709    $     22,183
Cost of revenue ...................................          8,654          10,512          12,219           9,616
                                                      ------------    ------------    ------------    ------------
Gross profit ......................................         14,024          13,805          14,490          12,567
                                                      ------------    ------------    ------------    ------------
Operating expenses:
   Product development ..........................              441             392             435             523
   Sales and marketing ..........................           12,050          13,481          14,111          11,301
   General and administrative ...................            9,612           9,544           8,971           8,964
   Depreciation and amortization ................           10,250          10,103          10,296          11,237
                                                      ------------    ------------    ------------    ------------
   Total operating expenses .....................           32,353          33,520          33,813          32,025
                                                      ------------    ------------    ------------    ------------
Loss from operations ..............................        (18,329)        (19,715)        (19,323)        (19,458)
Interest expense ..................................           (289)           (287)           (319)           (189)
Interest and other income, net ....................          3,608           3,012           3,381           2,913
Loss on equity investments ........................             --              --        (114,285)        (13,368)
Gain on termination of agreements .................             --              --              --          78,766
Gain on sale of e-commerce subsidiaries ...........          7,814              --              --              --
                                                      ------------    ------------    ------------    ------------
Net income (loss) .................................   $     (7,196)   $    (16,990)   $   (130,546)   $     48,664
                                                      ============    ============    ============    ============
Net income (loss) per share
   Net income (loss) per share-basic ............     $      (0.28)   $      (0.64)   $      (4.94)   $       1.84
                                                      ============    ============    ============    ============
   Net income (loss) per share-diluted ..........     $      (0.28)   $      (0.64)   $      (4.94)   $       1.83
                                                      ============    ============    ============    ============
Weighed average common and common equivalent shares
     outstanding
Basic .............................................     25,713,275      26,360,787      26,435,512      26,444,907
                                                      ============    ============    ============    ============
Diluted ...........................................     25,713,275      26,360,787      26,435,512      26,599,023
                                                      ============    ============    ============    ============

Liquidity and Capital Resources

     As of December 31, 2001, the Company's primary source of liquidity consisted of $30,322,000 in cash and cash equivalents. As of December 31, 2001, the Company also had $15,713,000 in current marketable securities, which mature at various dates from January 2002 to May 2002. The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next 12 months. However, the Company expects to continue to incur significant operating losses for at least the next 12 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities will result in additional dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

     As of December 31, 2001, current deferred advertising and content costs totaled $2,286,000, which represented cost related to the CBS Agreement to be amortized to sales and marketing expense during 2002. Long-term deferred advertising and content costs related to the CBS Agreement totaled $9,143,000 at December 31, 2001. These costs represent the common stock warrants issued at the time of the renewal in exchange for the CBS Agreement extension. Accrued liabilities totaled $13,103,000 as of December 31, 2001, a decrease of $6,859,000 from December 31, 2000, primarily due to decreases in accruals for cost of revenue sharing, professional fees, marketing and advertising expenses.

     Net cash used in operating activities was $40,916,000, $34,257,000 and $29,710,000 for 2001, 2000 and 1999, respectively. The principal uses of cash for all periods were to fund the Company's net losses from operations, partially offset by increases in accrued liabilities and depreciation and amortization and other non-cash charges.

     Net cash provided by investing activities was $22,239,000 in 2001, and net cash used in investing activities was $5,995,000 and $34,190,000 in 2000 and 1999, respectively. Investing activities in 2001 consisted primarily of sales of marketable securities offset by purchases of property and equipment and intangible assets and the Company's investment in Sports.com. The principal uses in 2000 were for purchases of property and equipment offset by sales of marketable securities. The principal uses in 1999 were for purchases of current and non-current marketable securities, purchases of property and equipment and licensing rights.

     Net cash used in financing activities in 2001 was $17,714,000. Net cash provided by financing activities was $66,474,000 and $78,184,000 for 2000 and 1999, respectively. Financing activities in 2001 consisted principally of the repurchase of the Consideration Shares from DBC Corporation for $12,500,000 and purchases of the Company's outstanding common stock. During the six months ended December 31, 2001, the Company repurchased 2,500,500 shares of its common stock for aggregate consideration of $5,074,000. Financing activities in 2000 consisted principally of the issuance of a private placement of preferred stock by Sports.com and the exercise of warrants by CBS. In January 2000, Sports.com raised $52,500,000 through the issuance of Series B Preferred Stock. In February 2000, CBS exercised warrants to purchase 500,000 shares of Common Stock resulting in net proceeds of $11,500,000. Financing activities in 1999 consisted principally of the issuance and repurchase of Convertible Subordinated Notes. In March 1999, the Company completed an offering of $150,000,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006. Total net proceeds to the Company from this offering were approximately $145,443,000. During the third and fourth quarters of 1999, the Company repurchased $130,300,000 of its Convertible Subordinated Notes for approximately $90,100,000, and as a result, the Company recognized an extraordinary gain of $36,000,000, net of amortized debt issuance costs. Convertible Subordinated Notes in an aggregate principal amount of approximately $16,678,000 were outstanding as of December 31, 2001.

     The Company has entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase Common Stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 2001, the minimum guaranteed payments required to be made by the Company under such agreements, including the

Company's agreements with the NFL, the PGA TOUR and AOL, totaled $38,835,000, of which $7,000,000 is payable in stock at prevailing market prices in lieu of cash at the Company's option.

     The following contractual obligations and commercial commitments are payable during the periods stated:

                                                                    Years Ending December 31,
                                    -------------------------------------------------------------------------------------------
                                                                         (In thousands)
Type of obligation                   Total      2002            2003             2004             2005     2006      Thereafter
------------------                  -------   -------         --------         --------          ------   -------    ----------
Long-term debt ..................   $16,678   $    --         $     --         $     --          $   --   $16,678       $   --
Operating leases ................    13,383     2,100            2,089            1,487           1,349     1,403        4,955
Other long-term obligations .....    38,835     8,201 /(1)/     11,883 /(2)/      9,131 /(3)/     7,605     2,015           --
                                    -------    ------          -------           ------          ------   -------       ------
Total obligations ...............   $68,896   $10,301 /(1)/   $ 13,972 /(2)/   $ 10,618 /(3)/    $8,954   $20,096       $4,955

/(1)/ $2,000 of which is payable in stock at prevailing market prices in lieu of cash at the Company's option.
/(2)/ $2,333 of which is payable in stock at prevailing market prices in lieu of cash at the Company's option.
/(3)/ $2,666 of which is payable in stock at prevailing market prices in lieu of cash at the Company's option.

     Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $4 million of property and equipment during 2002. These capital expenditures will primarily be computer equipment related to the growth of the business. Additionally, the Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

Related Party Transactions

     The Company has had transactions in the normal course of business with certain officers and directors of the Company. The terms of these transactions were:

     In April 2001, the Company loaned an executive officer of the Company $200,000 at an annual interest rate of 5.5% secured by the officer's stock in the Company. The loan and accrued interest were paid in full in December 2001.

     The Company contracts for endorsement and other services of Joe Namath through Planned Licensing, Inc., which is a wholly owned subsidiary of Namanco Productions, Inc. whose president and sole stockholder is a director of the Company. The Company has an agreement with Planned Licensing, Inc. through October 16, 2004. The Company incurred consulting and royalty expenses related to services provided by Planned Licensing, Inc. of $207,000, $267,000 and $61,000 in 2001, 2000 and 1999, respectively. Additionally, in 2000 the Company issued 30,000 common stock warrants which vest over the life of the agreement. The Company is obligated to make future minimum payments totaling $550,000 under this agreement through 2004.

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

Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. Adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements, as no derivative contracts have been entered into and there are no current plans to do so in the future.

     The Company adopted SFAS No. 141, Business Combinations, on July 1, 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on the consolidated financial statements of the Company, as the Company has not made any acquisitions after its adoption.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Any impairment loss of goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS No. 142 on January 1, 2002, but does not believe the impact will be material to its consolidated financial statements in the year of adoption.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on the Company's consolidated financial statements.

Risk Factors That May Affect Future Results

     SportsLine's business and the value of its stock are subject to a number of risks. Some of those risks are described below.

We operate in a difficult market environment

     The markets in which we operate, including the Internet-based advertising, information services and commerce markets, experience frequent and substantial changes. Additionally, we face intense competition and we must effectively manage our growth and respond quickly to rapid changes in customer demands and industry standards. To address these risks, among others, we must provide compelling and original content to our users, maintain our existing relationships and effectively develop new relationships with advertisers, advertising agencies and other third parties, develop and upgrade our technology and respond to competitive developments, and attract, retain and motivate qualified personnel. We may not succeed in addressing these challenges and risks.

We have an accumulated deficit and we anticipate further losses

     We have incurred significant losses since we began doing business and it is possible that we may never generate sufficient revenue to meet our expenses or achieve or maintain profitability. We incurred net operating losses of $34.2 million during 1997, $35.5 million during 1998, $53.1 million during 1999, $106.1 million during 2000 and $63.6 million during 2001. As of December 31, 2001, we had an accumulated deficit of $276.7 million. We expect to continue to incur operating losses for at least the next two years.

     Since inception, we have incurred substantial costs to develop and enhance our technology, to create, introduce and enhance our service offerings, to acquire and develop content, to build traffic on our Web sites, to acquire members, to establish marketing relationships and to build an administrative organization and we intend to continue these efforts. We have entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, including, among others, the NFL, the PGA TOUR and AOL, which agreements provide for consideration in various forms, including issuance of warrants to purchase shares of our common stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 2001, the minimum guaranteed payments we were required to make under such agreements totaled $38,835,000, of which $7,000,000 is payable in stock at prevailing market prices in lieu of cash at the Company's option. See " - Liquidity and Capital Resources." Also, we recorded non-cash expense of approximately $17,000,000 in each of the years ended December 31, 2001 and 2000, related to our agreement with CBS and will record an additional $111,000,000 of non-cash expense over the remaining term of our agreement with CBS.

We may need additional capital and the future funding of these capital needs is uncertain

     As of December 31, 2001, our primary source of liquidity consisted of $30,322,000 in cash and cash equivalents and $15,713,000 in current marketable securities, which mature at various dates from January 2002 to May 2002. We believe that our current cash and marketable securities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we expect to continue to incur significant operating losses for such period. To the extent we require additional funds to support our operations or the expansion of our business, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities will result in additional dilution to our stockholders and the rights, preferences or privileges of the new security holders may be senior to those of the existing common stockholders. If we are unable to raise additional funds on favorable terms, we may be required to cut our expenditures, which may affect our ability to expand our business, support our operations and generate sustained revenues. There can be no assurance that additional financing, if required, will be available in amounts or on terms acceptable us or at all.

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

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

..    the level of usage of the Internet,

..    the level of traffic on our Web sites,

..    demand for Internet advertising,

..    seasonal trends in both Internet usage and advertising placements,

..    the addition or loss of advertisers,

..    the advertising budgeting cycles of individual advertisers,

..    the number of users that purchase memberships, merchandise or premium services,

..    the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

..    the introduction of new sites and services by us or our competitors,

..    price competition or pricing changes in the industry, and

..    general economic conditions and economic conditions specific to the
     Internet, electronic commerce, online media and the overall advertising market, both traditional and online.

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

     Currently, the majority of our revenues come from advertisements displayed on our online properties. Our ability to continue to achieve substantial advertising revenue depends upon:

..    growth of our user base;

..    our user base being attractive to advertisers;

..    our ability to derive better demographic and other information from our users;

..    acceptance by advertisers of the Web as an advertising medium; and

..    our ability to transition and expand into other forms of advertising.

     Most of our revenues are currently derived from agreements with advertisers or sponsorship arrangements. These agreements generally have terms no longer than three (3) years and, in many cases, the terms are much shorter. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. These businesses may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. Many potential advertisers have little or no experience using the Internet for advertising purposes. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising. Many of our advertisers are Internet companies, which, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results. Furthermore, we had two advertising clients that accounted for approximately 8% and 5%, respectively, of our consolidated revenue during 2001. We do not have a long-term agreement with either of these clients and we cannot assure you that such clients will continue to purchase advertising on our online properties. If these clients should cease, or substantially reduce, their respective purchasing of advertising from us, it could have a material adverse effect on our financial results.

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

     A key element of our strategy is to generate advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. We typically receive sponsorship fees or a portion of transaction revenues in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

     .    the fees we are entitled to receive may be adjusted downwards;

     . we may be required to "make good" on our obligations by providing alternative services;

     .    the sponsors may not renew the agreements or may renew at lower rates;
          and

     . the arrangements may not generate anticipated levels of shared transaction revenues, or sponsors may default on the payment commitments in such agreements as has occurred in the past.

     Accordingly, any leveling off or decrease of our user base or the failure to generate anticipated levels of shared transaction revenues could result in a significant decrease in our revenue levels.

We rely upon our strategic relationships in order to execute our business plan

     In March 1997, we entered into a five-year agreement with CBS, pursuant to which our flagship Web site was renamed "cbs.sportsline.com." We amended our agreement with CBS in February 1999 to extend the term through 2006. Over the term of the agreement, we have the right to use certain CBS logos and television-related sports content and will receive extensive network television advertising and on-air promotions. This network television advertising and on-air promotions, as well as the association of our brand with CBS, are important elements of our strategy to increase awareness of the SportsLine brand and build traffic on our Web sites. Under the agreement, CBS has the right to receive specified percentages of our net revenues. The agreement requires us to maintain and operate our flagship Web site, cbs.sportsline.com, in accordance with certain guidelines and restrictions and to cease using any content on cbs.sportsline.com which CBS determines conflicts, interferes with or is detrimental to the reputation or business of CBS or which becomes subject to any third party restriction or claim which would prohibit, limit or restrict the use of such content on the Internet. CBS has the right to terminate the agreement upon the acquisition by a CBS competitor of 40% or more of the voting power of our equity securities or in certain other circumstances, including if we breach a material term or condition or the agreement or if we become insolvent or subject to bankruptcy or similar proceedings.

     The Company believes that its relationship with CBS, in particular the branding of its flagship Web site as "cbs.sportsline.com" and the promotion the Company receives on CBS television broadcasts, has been important in establishing SportsLine as a broadly recognized consumer brand. We cannot assure you that CBS will perform its obligations under the agreement. If the agreement with CBS were to terminate and the Company was unable to establish a strategic relationship with another promotional partner of similar stature on similar or more favorable terms, it could have a material adverse effect on our business, results of operations and financial condition.

     In addition to our relationship with CBS, we have entered into other strategic relationships with other parties including the NFL, AOL, ECS and the PGA TOUR, and various sports superstars and personalities and other sports organizations. We rely on these relationships to increase awareness of our brand among consumers, to create revenue opportunities and to obtain content for our Web sites. We cannot assure you that a party to any of our strategic agreements will perform its obligations as agreed or that we will be able to specifically enforce any such agreement. Many of these strategic agreements are short-term in nature and either party on short notice may terminate certain of these agreements. Our failure to maintain or renew these existing strategic relationships, to establish additional strategic relationships or to fully capitalize on any such relationship could have a material adverse effect on our business, results of operations and financial condition.

CBS beneficially owns approximately 32% of our outstanding common stock and their interests could conflict with yours.

     CBS beneficially owned approximately 32% of SportsLine's outstanding common stock as of March 11, 2002. Sean McManus and Russell Pillar are members of our board of directors and are also employees of CBS and Viacom Inc., the parent company of CBS, respectively. As a result of CBS's ownership stake and representation on our board of directors, CBS may be able to significantly influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, pursuant to our agreement with CBS, upon a change of control we may be required to accelerate the issuance of shares of common stock valued at $80 million, which are otherwise scheduled to be issued in four installments of $20 million on April 1, 2003; July 1, 2004; October 1, 2005; and January 1, 2007. Such concentration of ownership and the provision for the acceleration of future stock issuances may have the effect of delaying or preventing a change in control of SportsLine. In addition, sales of significant amounts of shares held by CBS, or the prospect of these sales, could adversely affect the market price of our common stock.

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

     We compete, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies:

     . Web sites targeted to sports enthusiasts generally (such as espn.com, cnnsi.com and foxsports.com) or to enthusiasts of particular sports (such as Web sites maintained by the NBA, MLB and the NHL),

     . publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites,

     . general purpose consumer online services such as AOL and MSN, each of which provides access to sports-related content and services,

     . vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services, and

     . Web search and retrieval services and portals, such as AltaVista, Lycos, Netscape and Yahoo!, and other high-traffic Web sites.

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

     In the coming years, the number of individuals who access the Internet through devices other than a personal computer (such as personal digital assistants, cellular telephones and television set-top devices) is expected to increase dramatically. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we may fail to capture a sufficient share of an increasingly important portion of the market for online services. Further, as the majority of our revenues are derived through the sale of banner and other advertising optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from online properties that are directed at the users of alternative devices. Any failure to develop revenue-generating online properties that are adopted by a significant number of alternative device users could have a material adverse effect on our business, operating results and financial condition.

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

Our acquisition strategy has certain risks

     Our acquisition strategy is subject to the following risks:

     . we may not be able to identify additional suitable acquisition candidates available for sale at reasonable prices,

     . acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures,

     . we may not be able to consummate any acquisition or successfully integrate services, products and personnel of any acquisition into our operations,

     . we may acquire companies in markets in which we have little experience, and

     . we may be required to incur debt or issue equity securities, which may be dilutive to existing stockholders, to pay for acquisitions.

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

Our success is dependent on our key personnel

     Our future success depends, in part, upon the continued service of our senior management and other key personnel. Although we have entered into employment agreements with Michael Levy, our President and Chief Executive Officer, and each of our other executive officers, the loss of his services or the services of one or more of our other executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified technical, editorial and managerial personnel. Competition for such personnel is intense, and we have, at times, experienced difficulties in attracting the desired number of such individuals.

Our business depends on the growth of the Internet

     Our success is highly dependent upon continued growth in the use of the Internet generally and, in particular, as a medium for advertising, information services and commerce. Internet usage may be inhibited for a number of reasons, such as:

..    the Internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows,

..    security and authentication concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems,

..    privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent, and

..    the lack of availability of cost-effective, high-speed services.

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

Regulatory and legal uncertainties could harm our business

     The application of existing laws and regulations to SportsLine and its advertising clients with respect to issues such as the protection of databases, user privacy, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement can be unclear. In addition, SportsLine or its clients may also be subject to new laws and regulations directly applicable to our respective activities. Any existing or new legislation applicable to SportsLine could expose it to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web. Any new laws or regulations applicable to any of our advertising clients may reduce or eliminate their ability or desire to advertise their services on our online properties and could therefore have a material adverse effect on our business, results of operations and financial condition.

     Several Federal laws could have an impact on SportsLine's business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of Federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

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

The price of our common stock is highly volatile

     The trading price of our common stock has fluctuated significantly. For example, during the year ended December 31, 2001, the reported closing price of our common stock on the Nasdaq National Market was as high as

$9.63 and as low as $0.80. The trading price of the common stock may fluctuate in response to a number of events and factors, such as:

     .    quarterly variations in operating results,

     .    announcements of technological innovations,

     . new services, products and strategic developments by us or our competitors,

     . changes in financial estimates or recommendations by securities analysts, and

     .    the operating and stock price performance of other companies.

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

Item 8. Financial Statements and Supplementary Data.

                          Index to Financial Statements

                                                                                                  Page
                                                                                                  ----
Report of Independent Certified Public Accountants................................................ 45

Consolidated Balance Sheets as of December 31, 2001 and 2000 ..................................... 46

Consolidated Statements of Operations
    for the years ended December 31, 2001, 2000 and 1999.......................................... 47

Consolidated Statements of Changes in Shareholders' Equity
    for the years ended December 31, 2001, 2000 and 1999.......................................... 48

Consolidated Statements of Cash Flows
    for the years ended December 31, 2001, 2000 and 1999.......................................... 50

Notes to Consolidated Financial Statements........................................................ 52

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To SportsLine.com, Inc.:

     We have audited the accompanying consolidated balance sheets of SportsLine.com, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SportsLine.com, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Fort Lauderdale, Florida,
  January 25, 2002.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                               December 31,
                                                                         ----------------------
                                                                           2001         2000
                                                                         ---------    ---------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents .........................................   $  30,322    $  66,713
   Marketable securities .............................................      15,713       59,052
   Deferred advertising and content costs ............................       2,286       18,969
   Accounts receivable, net ..........................................       6,927       10,140
   Prepaid expenses and other current assets .........................       7,643       11,902
                                                                         ---------    ---------
       Total current assets ..........................................      62,891      166,776

LICENSING RIGHTS .....................................................          --        2,267
NONCURRENT DEFERRED ADVERTISING AND CONTENT ..........................       9,143       11,428
PROPERTY AND EQUIPMENT, net ..........................................      12,069       19,703
GOODWILL, net ........................................................      20,861       51,550
OTHER ASSETS, net ....................................................       9,860        6,447
                                                                         ---------    ---------
                                                                         $ 114,824    $ 258,171
                                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable ..................................................   $     968    $  14,398
   Accrued liabilities ...............................................      13,103       19,962
   Deferred revenue ..................................................       2,640        5,291
   Current portion of capital lease obligations ......................          --            6
                                                                         ---------    ---------
        Total current liabilities ....................................      16,711       39,657

OTHER LONG-TERM LIABILITIES ..........................................         407           --
CONVERTIBLE SUBORDINATED NOTES .......................................      16,678       19,608
                                                                         ---------    ---------
        Total liabilities ............................................      33,796       59,265
                                                                         ---------    ---------
MINORITY INTEREST ....................................................          --       59,809
                                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2001 and December 31,
       2000 ..........................................................          --           --
   Common stock, $0.01 par value, 200,000,000 shares authorized,
        29,218,936 and 26,486,193 issued and outstanding  as of
        December 31, 2001 and December 31, 2000, respectively ........         292          265
   Additional paid-in capital ........................................     357,434      359,612
   Accumulated other comprehensive loss ..............................          --       (5,228)
   Accumulated deficit ...............................................    (276,698)    (215,552)
                                                                         ---------    ---------
       Total shareholders' equity ....................................      81,028      139,097
                                                                         ---------    ---------
                                                                         $ 114,824    $ 258,171
                                                                         =========    =========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                                            Year Ended December 31,
                                                                --------------------------------------------

                                                                    2001            2000            1999
                                                                ------------    ------------    ------------
REVENUE ..............................................          $     64,530    $     95,887    $     60,278
COST OF REVENUE ......................................                32,672          41,001          34,078
                                                                ------------    ------------    ------------
GROSS PROFIT .........................................                31,858          54,886          26,200
                                                                ------------    ------------    ------------

OPERATING EXPENSES:
  Product development ................................                 1,854           1,791           1,587
  Sales and marketing ................................                41,255          50,943          36,452
  General and administrative .........................                31,359          37,091          20,063
  Depreciation and amortization ......................                44,523          41,886          25,806
  Restructuring charges ..............................                   985              --              --
  Write-down of goodwill .............................                21,600              --              --
                                                                ------------    ------------    ------------
            Total operating expenses .................               141,576         131,711          83,908
                                                                ------------    ------------    ------------

LOSS FROM OPERATIONS .................................              (109,718)        (76,825)        (57,708)
INTEREST EXPENSE .....................................                (1,073)         (1,084)         (4,392)
INTEREST AND OTHER INCOME, net .......................                 3,479          12,914           8,976
LOSS ON EQUITY INVESTMENTS ...........................                   (28)       (127,653)             --
GAIN ON TERMINATION OF ADVERTISING AGREEMENTS ........                 2,051          78,766              --
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES ..............                    --           7,814              --
EFFECT OF DECONSOLIDATION OF SPORTS.COM ..............                41,739              --              --
                                                                ------------    ------------    ------------
NET LOSS BEFORE EXTRAORDINARY GAIN ...................               (63,550)       (106,068)        (53,124)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
DEBT .................................................                 2,404              --          36,027
                                                                ------------    ------------    ------------
                                                                $    (61,146)   $   (106,068)   $    (17,097)
NET LOSS .............................................          ============    ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED:
     Net loss per share before extraordinary gain ....          $      (2.32)   $      (4.04)   $      (2.31)
     Extraordinary gain ..............................                  0.09              --            1.57
                                                                ------------    ------------    ------------
     Net loss per share - basic and diluted ..........          $      (2.23)   $      (4.04)   $      (0.74)
                                                                ============    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC AND DILUTED ..................................            27,446,626      26,245,946      23,018,224
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

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (amounts in thousands, except share data)


                                                                                 Accumulated
                                               Common Stock        Additional      Other
                                           ---------------------    Paid-In     Comprehensive   Accumulated   Comprehensive
                                             Shares       Amount    Capital     Income (Loss)     Deficit          Loss
                                           ------------   ------   ----------   -------------   -----------   -------------
Balances at December 31, 1998 ..........     20,300,785    $203    $ 211,061       $    --      $ (92,301)
Exercise of CBS warrants ...............        380,000       4        7,596
Issuance of common stock and
  common stock warrants pursuant to CBS
  Agreement ............................      1,611,925      16       59,672            --             --
Issuance of common stock and
  options pursuant to acquisition of
  Subsidiary ...........................        920,170       9       31,003            --            (86)
Equity activity of subsidiary ..........             --      --        4,936            --             --
Issuance of common stock pursuant to the
  Employee stock purchase plan .........        101,561       1        1,553            --             --
Net proceeds from exercise of common
   stock warrants ......................        949,434      10        3,974            --             --
Issuance of common stock pursuant
  to purchase of advertising ...........        450,000       5        8,995            --             --
Issuance of  warrants pursuant to
  PGA Tour agreement ...................             --      --        2,105            --             --
Issuance of common stock from exercise
  of employee options ..................        644,913       6        2,984            --             --
Comprehensive loss:
  Net loss .............................             --      --           --            --        (17,097)     $ (17,097)
  Cumulative translation adjustment ....             --      --           --             7             --              7
                                                                                                               ---------
  Comprehensive loss ...................                                                                       $ (17,090)
                                             ------------------------------------------------------------------=========
Balances at December 31, 1999 ..........     25,358,788     254      333,879             7       (109,484)
Exercise of CBS warrants ...............        500,000       5       11,495            --             --
Issuance of common stock and
  options pursuant to acquisition of
  subsidiaries .........................        305,591       3       15,049            --             --
Equity activity of subsidiary ..........             --      --       (5,007)           --             --
Issuance of common stock pursuant to the
  Employee stock purchase plan .........         73,883       1          715            --             --
Net proceeds from exercise of common
   stock warrants ......................         57,000      --          365            --             --
Issuance of common stock warrants ......             --      --        1,567            --             --
Issuance of common stock from exercise
  of employee options ..................        190,931       2        1,549            --             --
Comprehensive loss:
  Net loss .............................             --      --           --            --       (106,068)     $(106,068)
  Cumulative translation adjustment ....             --      --           --        (5,235)            --         (5,235)
                                                                                                               ---------
  Comprehensive loss ...................                                                                       $(111,303)
                                             ------------------------------------------------------------------=========
Balances at December 31, 2000 ..........     26,486,193    $265    $ 359,612       $(5,228)     $(215,552)

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

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (CONTINUED)
                    (amounts in thousands, except share data)

                                                                                 Accumulated
                                                Common Stock       Additional      Other
                                           ---------------------    Paid-In     Comprehensive   Accumulated   Comprehensive
                                             Shares       Amount    Capital     Income (Loss)     Deficit          Loss
                                           ------------   ------   ----------   -------------   -----------   -------------
Balances at December 31, 2000 ..........     26,486,193    $ 265    $ 359,612      $(5,228)      (215,552)
Repurchase of common stock .............     (2,500,500)     (25)      (5,049)          --             --
Issuance of common stock and
  options pursuant to acquisition of
  Subsidiary ...........................      3,024,344       30       12,103           --             --
Issuance of common stock pursuant to the
  employee stock purchase plan .........        176,460        2          363           --             --
Repurchase of common stock pursuant to
   acquisition of subsidiary ...........       (277,152)      (3)     (12,497)          --             --
Issuance of restricted shares of
  common stock for employees ...........      1,909,458       19        2,005           --             --
Issuance of common stock pursuant
  to National Football League agreement         350,000        3          630           --             --
Issuance of common stock pursuant
  to consulting agreement ..............         50,000        1          266           --             --
Issuance of common stock from exercise
  of employee options ..................            133       --            1           --             --
Comprehensive loss:
  Net loss .............................             --       --           --           --        (61,146)      $(61,146)
  Cumulative translation adjustment ....             --       --           --        5,228             --          5,228
                                                                                                                --------
  Comprehensive loss ...................                                                                        $(55,918)
                                             -------------------------------------------------------------------========
Balances at December 31, 2001 ..........     29,218,936    $ 292    $ 357,434      $    --      $(276,698)
                                             ==========    =====    =========      =======      =========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                   Year Ended December 31,
                                                                                   -----------------------

                                                                               2001        2000         1999
                                                                             --------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .............................................................   $(61,146)   $(106,068)   $(17,097)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ...................................     44,523       41,886      25,806
         Amortization of equity agreements ...............................        228           --          --
         Write-down of goodwill ..........................................     21,600           --          --
         Bad debt and other expense ......................................      1,038        1,986         348
         Minority interest in consolidated subsidiaries ..................         --       (2,951)       (372)
         Loss on equity investments ......................................         28      127,653          --
         Gain on termination of agreements ...............................     (2,051)     (78,766)         --
         Gain on sale of e-commerce subsidiaries .........................         --       (7,814)         --
         Effect of deconsolidation .......................................    (41,739)          --          --
         Extraordinary gain on extinguishment of debt ....................     (2,404)          --     (36,027)
         Changes in operating assets and liabilities:
             Accounts receivable .........................................     (1,405)      (3,022)     (6,927)
             Prepaid expenses and other current assets ...................      1,448        2,808      (4,121)
             Accounts payable ............................................       (168)       1,156        (376)
             Accrued liabilities .........................................      1,628        5,976       6,963
             Deferred revenue ............................................     (2,496)     (17,101)      2,093
                                                                             ---------------------------------
             Net cash used in operating activities .......................    (40,916)     (34,257)    (29,710)
                                                                             ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales (purchases) of marketable securities, net ......................     43,339       10,953     (21,447)
    Purchases of property and equipment ..................................     (5,734)     (18,808)     (8,627)
    Purchase of licensing rights and intangible assets ...................     (6,158)          --      (8,500)
    Investment in Sports.com .............................................     (5,000)          --          --
    Cash effect of Sports.com deconsolidation ............................     (3,743)          --          --
    Acquisitions of businesses ...........................................        (73)         (11)     (8,165)
    Proceeds from sale of investments ....................................         --        1,871          --
    Net decrease (increase) in restricted cash ...........................       (392)          --      12,549
                                                                             ---------------------------------
             Net cash provided by (used in) investing activities .........     22,239       (5,995)    (34,190)
                                                                             --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock of subsidiary ..............         --       52,500       7,500
    Net proceeds from issuance of common stock and exercise of common ....        366       14,132      16,128
        stock warrants and options
    Proceeds from issuance of convertible subordinated notes, net of costs         --           --     145,443
    Repurchase of common stock pursuant to acquisition of DBC Sports .....    (12,500)          --          --
    Repurchase of common stock ...........................................     (5,074)          --          --
    Repurchase of convertible subordinated notes, net of  costs ..........       (500)          --     (90,585)
    Repayment of capital lease obligations ...............................         (6)        (158)       (302)
                                                                             ---------------------------------
             Net cash provided by (used in) financing activities .........    (17,714)      66,474      78,184
                                                                             ---------------------------------
    Effect of exchange rate changes on cash ..............................         --       (5,477)         --
                                                                             ---------------------------------
Net increase (decrease) in cash and cash equivalents .....................    (36,391)      20,745      14,284
CASH AND CASH EQUIVALENTS, beginning of period ...........................     66,713       45,968      31,684
                                                                             ---------------------------------
CASH AND CASH EQUIVALENTS, end of period .................................   $ 30,322    $  66,713    $ 45,968
                                                                             =================================

                            (continued on next page)

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                             (amounts in thousands)

                                                                                   Year Ended December 31,
                                                                             ---------------------------------
                                                                               2001        2000         1999
                                                                             --------    ---------    --------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock pursuant to the NFL agreement...............   $    633    $      --    $     --
                                                                             ========    =========    ========
     Issuance of common stock pursuant to acquisition of subsidiaries ....   $ 12,133    $  15,052    $ 30,926
                                                                             ========    =========    ========
     Issuance of restricted shares to employees...........................   $  2,024    $      --    $    --
                                                                             ========    =========    ========
     Issuance of common stock and common stock warrants pursuant to
         consulting agreements............................................   $    267    $   1,567    $     --
                                                                             ========    =========    ========
     Issuance of common stock and common stock warrants pursuant
         to CBS Agreement.................................................   $     --    $      --    $ 59,688
                                                                             ========    =========    ========
     Sale of e-commerce subsidiaries......................................   $     --    $   3,579    $     --
                                                                             ========    =========    ========
     Investments in businesses............................................   $     --    $   3,297    $     --
                                                                             ========    =========    ========
     Equity activity of subsidiary........................................   $     --    $  (5,007)   $  4,936
                                                                             ========    =========    ========
     Issuance of common stock pursuant to purchase of advertising ........   $     --    $      --    $  9,000
                                                                             ========    =========    ========
     Issuance of common stock warrants to PGA Tour........................   $     --    $      --    $  2,105
                                                                             ========    =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest...............................................   $    988    $     990    $  2,384
                                                                             ========    =========    ========
     Cash paid for income taxes...........................................   $    780    $      26    $     18
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

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

(1)  NATURE OF OPERATIONS:

     SportsLine.com, Inc. ("SportsLine.com" or the "Company") was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. SportsLine.com is a leading media company providing Internet sports content, community and e-commerce on a global basis. The Company's content includes more than one million pages of multimedia sports information, entertainment and merchandise. The Company's flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com as part of an exclusive promotional and content agreement with CBS Broadcasting, Inc. ("CBS") in March 1997. The Company has strategic relationships with CBS, USA Networks, Westwood One, the NFL, Major League Baseball, the NBA and the PGA TOUR and serves as a primary sports content provider for America Online ("AOL"). The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations and the Company's superstar athletes; offers instant odds and picks; produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists; and produces and offers contests, games and fantasy league products.

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

     Marketable Securities

     Marketable securities include highly liquid investments with original maturities in excess of three months but less than one year. Such marketable securities are classified as "held to maturity" and, accordingly, are carried at cost, which approximates market value as of December 31, 2001 and 2000.

     Marketable securities at December 31, are as follows:

                                   2001      2000
                                  -------   -------

U.S. Government agencies ......   $15,713   $50,474
Corporate bonds ...............        --     8,578
                                  -------   -------
    Total marketable securities   $15,713   $59,052
                                  =======   =======

     Deferred Advertising and Content Costs

     Deferred advertising and content costs relates to unamortized costs of equity instruments issued under the CBS Agreement discussed in Note 8. Such costs are capitalized as the equity instruments are issued. These costs are then charged to operations as depreciation and amortization as the Company receives promotion and other benefits under the agreements.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (amounts in thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

     Licensing and Consulting Agreements

     The cost of licensing and consulting agreements, which is primarily a result of issuances of warrants to purchase common stock (see Note 9), is being amortized using the straight-line method over the term of the related agreements (from one to ten years) beginning in August 1995, when cbs.sportsline.com first became commercially available. Such costs totaled approximately $16,704, $20,169 and $18,602 for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated amortization on such amounts was approximately $11,541 and $10,116 at December 31, 2001 and 2000, respectively. The current portion of such amounts is reflected in prepaid expenses and other current assets and the long-term portion in other assets in the accompanying consolidated balance sheets. Amortization expense under these agreements was approximately $4,662, $5,689 and $3,134 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

     Goodwill

     Goodwill, net consists of the following at December 31:

                                  2001        2000
                                --------    --------
Original cost basis             $ 56,214    $ 58,654
Less accumulated amortization    (13,753)     (7,104)
Less additional write-down       (21,600)         --
                                --------    --------
                                $ 20,861    $ 51,550
                                ========    ========

     The Company assesses the recoverability of goodwill by analyzing the entity's historical operations, undiscounted future cash flows and the market value of similar entities. An impairment assessment is triggered if circumstances regarding the underlying entity's ability to generate cash flows occurs. See Note 3.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Any impairment loss of goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS No. 142 on January 1, 2002, but does not believe the impact will be material to its consolidated financial statements in the year of adoption.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

     Accrued Liabilities

     Accrued liabilities are as follows:

                       December 31,
                    -----------------
                     2001      2000
                    -------   -------
Deferred rent       $ 2,315   $ 2,330
Payroll               2,207     1,097
Revenue sharing       1,397     3,870
NFL fees              1,161        --
Advertising           1,159     2,340
Professional fees       998     3,249
Cash prizes             661        --
Health insurance        692       936
Other                 2,513     6,140
                    -------   -------
                    $13,103   $19,962
                    =======   =======

     Revenue Recognition

     Revenue recognition policies for advertising, e-commerce, membership and premium services, content licensing and barter transactions are set forth below.

     Revenue by Type

     Revenue by type for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                        2001     2000      1999
                                      -------   -------   -------
Advertising .....................     $53,583   $77,666   $29,970
Membership and premium services..       4,252     6,284     5,629
E-commerce.......................          --        --    16,486
Content licensing and other .....       6,695    11,937     8,193
                                      -------   -------   -------
                                      $64,530   $95,887   $60,278
                                      =======   =======   =======

     Advertising Revenue

     Advertising revenue is derived from the sale of advertising on the Company's Web sites as well as the sale of advertising on Web sites operated by the Company. Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions", or times that an advertisement is viewed by users of the Company's Web sites. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue in the accompanying consolidated balance sheets.

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

     Membership and Premium Services Revenue

     In January 1999, the Company launched "SportsLine Rewards," a program offered at no charge that offers bonus points to members for viewing pages and making purchases. These points can be redeemed for discounts on merchandise, special events and other premium items. For a fee, the Company offers "SportsLine Rewards Plus" where members are also eligible to participate in sports contests to win cash prizes and merchandise. The "Rewards Plus" program offers annual memberships, the revenue from which is recognized ratably over the life of the membership agreement. The Company also offers free fantasy products for football, baseball, basketball, hockey, golf and auto racing. These fantasy products allow members to form their own team by assembling a group of athletes from a sport and following their performance on a weekly or daily basis. These fantasy teams can then compete in contests administered by the Company for cash or merchandise prizes or compete in leagues administered by the users on the Company's Web site. The Company also offers fee-based fantasy products for football and baseball, which enable the user to compete for larger cash prizes than the free products. Additionally, the Company originates and sells odds and other statistical data to certain Las Vegas casinos.

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

     Barter and Equity Transactions

     The Company recognizes advertising and content licensing revenue as a result of barter transactions. Such revenue is recognized based on the fair value of the consideration received, which generally consists of advertising displayed on the other companies' Web sites. Barter revenue and the corresponding expense is recognized in the period the advertising is displayed.

     Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 20%, 17% and 17% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Barter transactions are recorded on a basis consistent with similar recent cash transactions of the Company pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-17, Accounting for Advertising Barter Transactions.

     Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 5%, 16% and 0% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. As discussed in Note 3, the majority of equity-related revenue was derived from two agreements, both of which were terminated prior to December 31, 2000. An additional agreement that provided for equity-related revenue terminated in June 2001.

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

     Sales and Marketing

     Sales and marketing expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses and member acquisition costs. Member acquisition costs consist primarily of the direct costs of member solicitation, including advertising on other Web sites and Internet search engines and the cost of obtaining qualified prospects from direct marketing programs and third parties. No indirect costs are included in member acquisition costs. In accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP"), 93-7, Reporting on Advertising Costs, the Company may, in the future, capitalize such direct-response advertising costs if historical evidence is available to indicate that the advertising results in a future benefit. Until that time, all such costs are expensed as incurred. All other advertising and marketing costs are charged to expense at the time the advertising takes place. Cash advertising expense for 2001, 2000 and 1999 was $7,035, $16,217 and $10,895, respectively.

     Per Share Amounts

     SFAS No. 128, Earnings Per Share, simplifies the methodology of computing earnings per share and requires the presentation of basic and diluted earnings per share. The Company's basic and diluted earnings per share are the same, since the Company's common stock equivalents are antidilutive.

     Net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible preferred stock (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were approximately 4,346,000, 9,685,000, and 7,711,000 options and warrants outstanding at December 31, 2001, 2000 and 1999, respectively, that could potentially dilute earnings per share in the future. Such options and warrants were not included in the computation of diluted loss per share because to do so would have been antidilutive for all periods presented.

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

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

     Fair Value of Financial Instruments

     The Company's financial instruments, primarily consisting of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value due to their short-term nature and/or market rates of interest. Additionally, the fair value of the Convertible Subordinated Notes at December 31, 2001 was significantly below the principal amount of $16,678.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash management and investment policies restrict investments to low risk, highly-liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. Accounts receivable from customers outside the United States at December 31, 2001 were not significant. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant. The allowance for doubtful accounts was $1,031 and $1,765 at December 31, 2001 and 2000, respectively, and activity for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                       2001      2000     1999
                                     -------    ------    -----

January 1 balance ................   $ 1,765    $  423    $ 230
Provision for doubtful accounts...       926     1,999      329
Write-offs .......................    (1,439)     (657)    (136)
Sports.com deconsolidation .......      (221)       --       --
                                     -------    ------    -----
December 31 balance ..............   $ 1,031    $1,765    $ 423
                                     =======    ======    =====

     Impairment of Long-Lived Assets

     Through December 31, 2001 the Company followed the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amount of the assets. The amount of the impairment was calculated as the amount by which carrying value exceeds fair value. SFAS No. 121 also addressed the accounting for long-lived assets that were expected to be disposed of. See Note 3.

     Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value based method. Accordingly, pro forma disclosures required to be presented by SFAS No. 123 for companies continuing to utilize the intrinsic value based method are presented in Note 9.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

     Segment Reporting

     Based on the criteria set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one principal business segment as of December 31, 2001. For the years ended December 31, 1999 and 2000 and through July 17, 2001, the Company operated in two principal business segments that shared the same infrastructure: United States and Europe through the Company's subsidiary, Sports.com Limited. See Note 4.

     Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The Company has elected to disclose comprehensive loss in the consolidated statements of changes in shareholders' equity.

     Restructuring Charges

     In April 2001, the Company announced that it had implemented several cost-saving initiatives. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a reduction in the Company's domestic workforce of approximately 25%. Severance and rent payments for the year ended December 31, 2001 were approximately $800, with a remaining accrual balance at December 31, 2001 of approximately $200.

     Internal Use Software and Web Site Development Costs

     SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. To date, the Company has not capitalized such costs.

     EITF Issue 00-2, Accounting for Web Site Development Costs, provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. To date, the Company has not capitalized such costs.

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

     The Company adopted SFAS No. 141, Business Combinations, on July 1, 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, Business Combinations and SFAS No. 38 Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on the consolidated financial statements of the Company, as the Company has not made any acquisitions after its adoption.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on the Company's consolidated financial statements.

(3)  ACQUISITIONS AND DISPOSITIONS:

     The Company acquired International Golf Outlet, Inc. in June 1998 and TennisDirect.com, Inc. in August 1999, and accounted for these transactions using the purchase method of accounting. The purchases resulted in goodwill of $3,180. Such goodwill was being amortized over an estimated life of ten years. In May 1999, the Company acquired Golf Club Trader, Inc. The purchase was accounted for using the pooling-of-interests method of accounting. As of January 2000, the aforementioned companies were sold to MVP.com, Inc. ("MVP") in exchange for an equity interest in MVP resulting in a one-time gain of $7,814. In addition, the Company entered into a 10-year strategic e-commerce and marketing agreement with MVP pursuant to which MVP operated the Company's domestic e-commerce business. These transactions with MVP resulted in the Company receiving an investment in MVP totaling $100,000. Such investment was initially recorded at estimated fair value. During the third and fourth quarters of 2000, the Company deemed its investment in MVP to be permanently impaired and wrote off the entire investment of $100,000, which is included in loss on equity investments. The Company's estimate was based on the market downturn during the third and fourth quarters of 2000, which caused similar declines in publicly-traded internet e-commerce companies' market values, the difficulty experienced by MVP in raising additional capital and an assessment of MVP's financial condition and prospects. In November 2000, the Company terminated its marketing agreement with MVP due to MVP's breach of the agreement. As a result of the termination, in 2000 the Company reversed deferred revenue of $72,303, net of taxes, which is included in gain on termination of advertising agreements in the accompanying consolidated statements of operations. In 2001, the Company recognized an additional gain of $2,051 resulting from the reversal of an accrual related to the termination of the MVP.com agreement.

     Additionally, as of December 29, 2000, Internet Sports Network ceased operations. As a result, the Company wrote off its investment of $15,247, included in loss on equity investments, during the fourth quarter of 2000, which the Company had received as part of the promotional and advertising agreement. Furthermore, several of the Company's other equity investments were adversely affected by the market downturn and were written down by $12,406, included in loss on equity investments, in the third and fourth quarters of 2000. As of December 31, 2001, the Company had an equity investment in one company totaling $500, the value of which is guaranteed by a cash escrow account.

     Sports.com Limited ("Sports.com") was formed in May 1999. In May 1999, Sports.com purchased SportsWeb, which was accounted for using the purchase method of accounting, and resulted in goodwill of $584 that was being amortized over five years. In June 1999, Sports.com acquired the sports division of Infosis Group. The Company also accounted for this transaction using the purchase method of accounting resulting in goodwill of $2,526, which was being amortized over five years. A liability of $59,809 was reflected in the Company's consolidated balance sheet as of December 31, 2000 to reflect the minority interest in Sports.com. As of December 31, 2000, SportsLine owned 71% of the common shares of Sports.com. In 2000, the Company consolidated between 71% and 100% of the losses of Sports.com, which has historically been offset by the allocation of a portion of such losses to third party holders of Sports.com common stock. On July 17, 2001, Sports.com raised approximately $13,000 in equity

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(3)  ACQUISITIONS AND DISPOSITIONS:--(Continued)

funding from its existing investors including the Company, Soros Private Equity Partners and IMG. After giving effect to the funding, the Company's fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, is approximately 30%. As a result of the Company's reduced ownership interest in Sports.com and a reduction in the Company's representation on Sports.com's board of directors to less than a majority, as of July 17, 2001 the Company is no longer consolidating the results of Sports.com and is accounting for its investment in Sports.com under the equity method of accounting. In accordance with United States generally accepted accounting principles, the Company has recorded the effect of the deconsolidation of the subsidiary in the amount of $41,739. Comprehensive loss decreased by $5,200 due to the deconsolidation of Sports.com. After July 17, 2001 the Company did not record any losses generated by Sports.com as its investment had been reduced to zero and the Company had no future obligation to provide funding to Sports.com. Sports.com's assets and liabilities are included in the Company's Consolidated Balance Sheet as of December 31, 2000 and Sports.com's revenue, expenses and minority interest are included in the Company's Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and Sports.com's revenue, expenses and minority interest through July 17, 2001 are included in the Company's Consolidated Statements of Operations for the year ended December 31, 2001.

     The Company acquired Daedalus World Wide Corporation in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880, which is being amortized over an estimated life of seven years. In the fourth quarter of 2000, a $12,000 liability included in accounts payable at December 31, 2000, was recorded pursuant to the purchase agreement, which provided for additional consideration in exchange for meeting certain performance thresholds. During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of the liability of $6,000 and during the fourth quarter of 2001 2,195,968 shares of common stock were issued in satisfaction of the remaining $6,000 liability. In addition, the Company recognized a one-time goodwill write-down in the year ended December 31, 2001 of $17,000 related to the reduced estimate of the value of its investment in Daedalus World Wide Corporation. The Company's assessment of its goodwill investment is based on historical operations, undiscounted future cash flows and the market values of similar entities.

     In April 2000, the Company, through its wholly-owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation ("DBC") in exchange for 277,152 shares of the Company's common stock (the "Consideration Shares"). Pursuant to the terms of the purchase agreement, the Company guaranteed that the Consideration Shares would have a value equal to or greater than $12,500 on March 31, 2001 (the "Guaranteed Proceeds"). On April 6, 2001, due to the decline in the trading price of the Company's common stock, the Company fulfilled its obligation to DBC by purchasing the Consideration Shares for $12,500. The Consideration Shares were cancelled and retired in April 2001. DBC Sports originates and sells odds and other statistical data to certain Las Vegas casinos. In December 2001, the Company recorded a one-time goodwill write-down of $4,600 to reflect a reduction in the estimated value of its investment in DBC. The assessment of goodwill was based on historical operating results, undiscounted future cash flows and the market values of similar entities.

     The Company acquired another business during 1999 and accounted for the transaction using the purchase method of accounting. The purchase resulted in goodwill of $3,726, which was being amortized over an estimated life of seven years. The business was subsequently sold in April 2000 resulting in a gain of $264.

     The following unaudited pro forma financial information presents the consolidated operations of the Company along with the acquired and disposed of companies as if the transactions had occurred at the beginning of the periods presented, after giving effect to certain adjustments including increased amortization of goodwill related to the acquisitions. The following table excludes the results of Sports.com in 2001 and 2000 and includes DBC Sports, acquired in April 2000, as if it had been acquired on January 1, 2000. The unaudited pro forma information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the transactions been consummated on the dates assumed and do not project the Company's results of operations for any future period:

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(3)  ACQUISITIONS AND DISPOSITIONS:--(Continued)

                                   2001        2000
                                 --------    --------
Revenue                          $ 60,046    $ 87,927
Loss before extraordinary gain   $(87,147)   $(78,091)
Diluted loss per share before
extraordinary gain               $  (3.18)   $  (2.96)

(4)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (UNAUDITED):

     As discussed in Note 3, the Company began accounting for its investment in Sports.com under the equity method of accounting as of July 17, 2001. No losses have been recorded after July 17, 2001, as the Company's investment in Sports.com has been reduced to zero and the Company has no future obligation to provide funding to Sports.com. Unaudited condensed financial information of Sports.com is as follows:

Balance Sheets                          December 31,    December 31,
                                            2001            2000
                                        ------------    ------------

Assets:
Current assets ......................     $ 7,556         $27,695
Other ...............................       5,717           6,922
                                          -------         -------
  Total assets ......................     $13,273         $34,617
                                          =======         =======

Liabilities and shareholders' equity:
Current liabilities .................     $ 5,138         $ 8,604
Shareholders' equity ................       8,135          26,013
  Total liabilities and
                                          -------         -------
    shareholders' equity ............     $13,273         $34,617
                                          =======         =======

                                               Year Ended
Statements of Operations                       December 31,
                                        ----------------------------
                                            2001            2000
                                        ------------    ------------

Revenue..............................     $  7,253        $  8,429
Expenses.............................      (37,178)        (36,587)
                                          --------        --------
Net loss..............................    $(29,925)       $(28,158)
                                          ========        ========

(5)  PRO FORMA CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):

     As discussed in Note 3, the Company began accounting for its investment in Sports.com under the equity method of accounting as of July 17, 2001. The unaudited pro forma results for the years ended December 31, 2001, 2000 and 1999, assuming the deconsolidation occurred as of January 1, 1999 are as follows:

                                                              Year Ended
                                                             December 31,
                                                    2001         2000         1999
                                                  --------   ------------   --------
Revenue .......................................   $ 60,046    $  87,458     $ 58,284
Cost of revenue ...............................     23,770       28,070       31,536
                                                  --------    ---------     --------
Gross profit ..................................     36,276       59,388       26,748

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(5)  PRO FORMA CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):--(Continued)

                                                              Year Ended
                                                             December 31,
                                                    2001         2000         1999
                                                  --------   ------------   --------
Operating expenses:
     Product development ......................      1,854        1,791        1,587
     Sales and marketing ......................     35,056       37,224       34,463
     General and administrative ...............     25,137       26,726       17,306
     Depreciation and amortization ............     42,859       39,545       24,809
     Write-down of goodwill ...................     21,600           --           --
     Restructuring charges ....................        985           --           --
                                                  --------    ---------     --------
         Total operating expenses .............    127,491      105,286       78,165
                                                  --------    ---------     --------
Loss from operations ..........................    (91,215)     (45,898)     (51,417)
Interest expense ..............................     (1,064)      (1,081)      (4,392)
Interest and other income, net ................      3,109        7,190        8,783
Gain on sale of e-commerce subsidiaries .......         --        7,814           --
Loss on equity investments ....................        (28)    (127,653)          --
Gain on termination of agreements .............      2,051       78,766           --
                                                  --------    ---------     --------
Net loss before extraordinary gain ............    (87,147)     (80,862)     (47,026)
Extraordinary gain on extinguishment of debt ..      2,404           --       36,027
                                                  --------    ---------     --------
Net loss ......................................   $(84,743)   $ (80,862)    $(10,999)
                                                  ========    =========     ========
Net loss per share before extraordinary gain ..   $  (3.18)   $   (3.08)    $  (2.05)
Extraordinary gain ............................       0.09           --         1.57
                                                  --------    ---------     --------
Net loss per share - basic and diluted ........   $  (3.09)   $   (3.08)    $  (0.48)
                                                  ========    =========     ========

(6)  PROPERTY AND EQUIPMENT, NET:

     Property and equipment, net consists of the following:

                                                   Estimated         December 31,
                                                  Useful Lives   -------------------
                                                    (Years)        2001       2000
                                                  ------------   --------   --------
Computer equipment                                    2-3        $ 27,929   $ 27,341
Furniture, fixtures and leasehold improvements        3-7           6,376      7,722
                                                                 --------   --------
                                                                   34,305     35,063
Less: accumulated depreciation and amortization                   (22,236)   (15,360)
                                                                 --------   --------
                                                                 $ 12,069   $ 19,703
                                                                 ========   ========

     Depreciation and amortization expense on property and equipment amounted to approximately $8,848, $7,609 and $4,085 for the years ended December 31, 2001, 2000 and 1999, respectively.

(7)  DEBT:

     In March 1999, the Company completed an offering of $150,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes are convertible, at the holder's option, into the Company's common stock at an initial conversion rate of 15.355 shares of common stock per thousand dollar principal amount of Convertible Subordinated Notes (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, commencing October

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued) (amounts in thousands, except share and per share data)

(7)  DEBT: --(Continued)

1, 1999. The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Subordinated Notes Indenture) of the Company. The Convertible Subordinated Notes may not be redeemed by the Company prior to April 2, 2002. Thereafter, the Convertible Subordinated Notes are redeemable at the option of the Company, in whole or part, at the redemption prices set forth in the Convertible Subordinated Notes indenture. At this time the Company does not intend to redeem the Convertible Subordinated Notes. As of December 31, 2001, the Company had no material indebtedness outstanding that would have constituted Senior Indebtedness. The Indenture does not limit the amount of additional indebtedness, including Senior Indebtedness, which the Company can create, incur, assume, or guarantee, nor does the Indenture limit the amount of indebtedness which any subsidiary of the Company can create, incur, assume or guarantee.

     During the third and fourth quarters of 1999, the Company repurchased $130,300 of its Convertible Subordinated Notes for approximately $90,100 and, as a result, the Company recognized an extraordinary gain of $36,027, net of unamortized debt issuance costs. During the fourth quarter of 2001, the Company repurchased $2,930 of its Convertible Subordinated Notes for approximately $500 and, as a result, the Company recognized an extraordinary gain of $2,404, net of unamortized debt issuance costs. Convertible Subordinated Notes in an aggregate principal amount of approximately $16,678, which are convertible into 256,091 shares of the Company's stock, were outstanding as of December 31, 2001.

(8)  SHAREHOLDERS' EQUITY:

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

     In March 1997, the Company entered into a five-year agreement with CBS Broadcasting Inc. ("CBS"). In consideration of the advertising and promotional efforts of CBS and its license to the Company of the right to use certain CBS logos and television-related sports content, CBS received 3,100,000 shares of common stock over the term of the agreement (752,273, 735,802, 558,988, 567,579 and 485,358 shares in 1997, 1998, 1999, 2000 and 2001, respectively). The CBS agreement also required the Company to issue CBS, on the first business day of each of the first five contract years, warrants to purchase 380,000 shares of common stock at per share exercise prices ranging from $10 in 1997 to $30 in 2001. Such warrants were exercisable at any time during the contract year in which they were granted. As of December 31, 2001, all unexercised warrants issued to CBS have expired. The value of the advertising and content was recorded annually in the consolidated balance sheets as deferred advertising and content costs and amortized to depreciation and amortization expense over each related contract year. Amounts amortized to expense in 2001, 2000 and 1999 were $17,288, $17,288 and $14,096, respectively, consisting of amortization relating to advertising of $14,000 in both 2001 and 2000 and $11,000 for 1999; content of $518 for 2001, 2000 and 1999; and expense related to warrants of $2,770 for both 2001 and 2000, and $2,578 for 1999, respectively, and are included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999.

     In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and will issue additional shares of common stock valued at $100 million between 2002 and 2006. Shares having a fair market value of $20 million will be issued each year based on the average of closing prices of the common stock

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued) (amounts in thousands, except share and per share data)

(8)  SHAREHOLDERS' EQUITY: --(Continued)

on the Nasdaq National Market for the five-day period ending on the day prior to the applicable issue dates. On January 1, 2002, the Company issued 6,882,312 shares of the Company's stock, having a market value of $20,000, to CBS pursuant to this agreement. Additionally, pursuant to the 1999 amendment, the original revenue sharing provisions of the CBS agreement were eliminated and replaced by a new revenue sharing formula, which is calculated on a broader revenue base and at a lower rate. Total annual amounts to be recognized as sales and marketing expense, not including any revenue share payments, in accordance with the CBS agreement and amendment are as follows:

2002          $ 22,286
2003            22,286
2004            22,286
2005            22,286
2006            22,286
              --------

              $111,430
              ========

     On June 29, 1998, the Company acquired International Golf Outlet, Inc. ("IGO"), a privately held Internet retailer of fine golf equipment and accessories, for $2,000, consisting of $350 in cash and $1,650 of common stock (46,924 shares). The Company also agreed to issue to the IGO shareholders additional common stock, valued at $1,500 at the time of acquisition, if IGO met certain revenue and earnings targets over the three-year period following the acquisition. Accordingly, during 1999 the Company issued 14,220 additional shares of Common Stock valued at $249 to the former shareholders of IGO resulting from revenue and earnings goals being met for the first year of operations subsequent to the acquisition. In March 2000, 28,439 additional shares of common stock were issued pursuant to the foregoing terms in connection with the sale of IGO to MVP, which was effective as of January 1, 2000.

     In April 2000, in connection with the acquisition of DBC Sports, the Company issued to DBC 277,152 shares of common stock. Due to the decline in the trading price of the Company's common stock, the Company purchased such shares back from DBC for $12.5 million in April 2001 in order to fulfill certain obligations set forth in the acquisition agreement. See Note 3.

     In December 1999, CBS exercised its 1999 warrants resulting in net proceeds of $7,600. In January 2000, CBS exercised its 2000 warrants resulting in net proceeds of $11,500.

     The Company has reserved sufficient shares of its common stock to cover issuance of common stock under the CBS Agreement, exercises of common stock warrants and the stock option, incentive compensation and employee stock purchase plans discussed in Note 9.

(9)  WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

     Common stock warrants issued in 2001, 2000 and 1999 to non-employees for services rendered primarily under consulting agreements were valued on the date of grant using the Black-Scholes option pricing model. The following is a summary of warrants granted, exercised, canceled and outstanding and the assumptions utilized involving the grants in 2001, 2000 and 1999:

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(9)  WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: --(Continued)

                                              2001                   2000                    1999
                                      ---------------------   --------------------   ---------------------
                                                   Weighted               Weighted                Weighted
                                                    Average                Average                 Average
                                                   Exercise               Exercise                Exercise
                                        Shares      Price       Shares     Price       Shares      Price
                                      ----------   --------   ---------   --------   ----------   --------
Warrants outstanding, beginning
   of year                             2,344,000    $29.24    3,451,000    $29.20     2,365,000    $17.51
Granted                                       --        --      230,000      7.26                   29.53
                                                                                      2,455,000
Exercised                                     --        --     (557,000)    21.30                    9.73
                                                                                     (1,329,000)
Canceled                              (1,187,000)    32.87     (780,000)    30.13       (40,000)     5.00
                                      ----------              ---------              ----------
Warrants outstanding, end of year      1,157,000    $25.01    2,344,000    $28.94     3,451,000    $29.20
                                      ==========              =========              ==========

     The range of exercise prices of warrants outstanding at December 31, 2001 was $5.00 - $49.00. The weighted average fair value of warrants granted during 2000 and 1999 was $6.81 and $9.22, respectively. There were no warrants granted in 2001. There were 928,365 warrants exercisable at December 31, 2001 at a weighted average exercise price of $26.35 per share.

     Assumptions utilized to value warrants are as follows:

                                                     Risk-Free
                            Volatility   Dividend     Interest    Estimated
                              Factor      Yield        Rates        Lives
                            ----------   --------   -----------   ---------
2000 grants                    100%         0%      5.8% - 6.0%      4-5
1999 grants                     75%         0%      4.5% - 6.2%      1-5

     In 1995, the Company adopted a stock option plan (the "1995 Plan") under which the Company is authorized to issue a total of 1,200,000 incentive stock options and nonqualified stock options to purchase common stock to be granted to employees, non-employee members of the Board of Directors and certain consultants or independent advisors who provide services to the Company. Options become exercisable for 25% of the option shares upon the optionee's completion of one year of service, as defined, with the balance vesting in successive equal monthly installments upon the optionee's completion of each of the next 36 months of service. The maximum term of the options is ten years.

     On April 14, 1997, the Company adopted the 1997 Incentive Compensation Plan (the "Incentive Plan"). Pursuant to the Incentive Plan, as amended through June 12, 2000, the total number of shares of common stock that may be subject to the granting of awards shall be equal to: (i) 8,000,000 shares, plus (ii) the number of shares with respect to awards previously granted under the Incentive Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of common stock that are surrendered in payment of any awards or any tax withholding requirements. The Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards at not less than the fair market value of the underlying common stock that may be settled in cash, stock or other property. At December 31, 2001, there were 3,008,344 shares available for issuance under both plans.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(9)  WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: --(Continued)

     A summary of the activity relating to the Company's employee stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented below:

                                             2001                     2000                     1999
                                     ---------------------   --------------------   ---------------------
                                                  Weighted               Weighted                Weighted
                                                   Average               Average                 Average
                                                  Exercise               Exercise                Exercise
                                       Shares      Price       Shares    Price        Shares      Price
                                     ----------   --------   ---------   --------   ----------   --------
Outstanding at beginning of year      6,561,569   $ 18.74    4,260,796   $ 20.39     2,821,704    $  9.60
Granted                               1,094,950      2.63    3,168,500     16.74     2,470,100      28.78
Exercised                                  (133)     8.00     (190,931)     7.98      (644,913)      5.62
Canceled                             (4,467,275)    20.34     (676,796)    22.78      (386,095)     16.94
                                     ----------              ---------               ---------

Outstanding at end of year            3,189,111     11.01    6,561,569     18.74     4,260,796      20.39
                                     ==========              =========               =========

Options exercisable at end of year    1,227,265     15.82    2,009,514     19.38       775,049      11.76
                                     ==========              =========               =========

     The weighted average fair value of options granted during 2001, 2000 and 1999 was $1.93, $12.45, and $21.32, respectively.

     The following table summarizes information about employee stock options outstanding at December 31, 2001:

                                  Options Outstanding                        Options Exercisable
                   -------------------------------------------------   -------------------------------
                                        Weighted
                                        Average
                   Outstanding at      Remaining         Weighted      Exercisable at      Weighted
   Range of         December 31,      Contractual         Average       December 31,        Average
Exercise Prices        2001         Life (In Years)   Exercise Price        2001        Exercise Price
----------------   --------------   ---------------   --------------   --------------   --------------
 $ 0.62 to $5.00     1,326,124           8.90           $  2.92            164,324         $  3.96
    5.01 to 8.00       617,686           7.20              7.81            341,049            7.92
   8.01 to 15.00       473,970           7.70             12.00            231,643           12.04
  15.01 to 20.00       346,091           6.90             16.91            205,197           16.89
  20.01 to 30.00        99,060           6.60             25.79             62,168           25.59
  30.01 to 40.00       235,527           7.10             34.30            172,770           33.88
  40.01 to 60.00        90,653           7.80             46.84             50,114           47.07
                     ---------                                           ---------
                     3,189,111           7.90             11.01          1,227,265           15.82
                     =========                                           =========

     Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 1.3% to 5.5%, 5.2% to 6.7% and 4.6% to 5.6%, dividend yield of 0% for all years, expected volatility factor of 100% for all years, and expected life of 4.39 years for all years.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (amounts in thousands, except share and per share data)

(9)  WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: --(Continued)

     The Company's unaudited pro forma information follows for the years ended December 31:

                                             2001         2000        1999
                                           --------    ---------    --------
Net loss - as reported                     $(61,146)   $(106,068)   $(17,097)
Pro forma net loss                          (87,042)    (129,936)    (26,397)
Net loss per share -
    basic and diluted - as reported        $  (2.23)   $   (4.04)   $  (0.74)
Net loss per share
    basic and diluted - pro forma          $  (3.17)   $   (4.95)   $  (1.15)

     In August and September 2001, the Company issued an aggregate of 1,909,458 shares of restricted stock to its executive officers and certain other key employees in exchange for the cancellation of certain outstanding stock options to purchase in the aggregate 3,818,919 shares of common stock. Deferred compensation has been recorded for the deemed market value of the restricted shares as of the issuance date in the amount of approximately $2.0 million. Such amount is being amortized to expense over the expected four-year vesting period of the restricted stock. Although vesting is over a four-year period, vesting may be accelerated upon the Company achieving certain financial goals. As of December 31, 2001 none of the restricted shares were vested.

     On April 14, 1997, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") and on November 19, 1999 the Purchase Plan was amended to increase the number of shares of common stock reserved for issuance thereunder to 1,000,000. The Purchase Plan provides eligible employees, as defined therein, the right to purchase shares of common stock. The purchase price per share will be equal to 85% of the fair market value as of certain measurement dates. Such purchases are limited in any calendar year to the lower of 25% of the employee's total annual compensation or $25,000. There were 176,460, 73,883 and 101,561 shares of common stock issued pursuant to the Purchase Plan in 2001, 2000 and 1999, respectively.

     In January 1996, the Company adopted a retirement plan that qualifies under
Section 401(k) of the Internal Revenue Code. Under this plan, participating employees, as defined, may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limits. There is currently no matching of employee contributions by the Company.

(10) INCOME TAXES:

     No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 2001. At December 31, 2001, the Company had approximately $160,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income; such carryforwards expire beginning in 2009. Additionally, the Company had $90,000 of capital loss carryforwards. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

     Deferred tax assets at December 31, 2001 and 2000 consist primarily of the tax effect of net operating loss carryforwards, which amounted to approximately $60,000 and $37,000, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets at December 31, 2001 and 2000 to reduce such deferred income tax assets to zero as it is management's belief that realization of such amounts do not meet the criteria required by SFAS 109, Accounting for Income Taxes. Management will review the valuation allowance periodically and make adjustments as warranted.

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued) (amounts in thousands, except share and per share data)

(11) COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities under noncancellable leases that expire on various dates through 2010. Certain leases require the Company to pay operating costs, including property taxes and maintenance costs and include rent adjustment clauses. The Company committed to a ten-year lease for its corporate headquarters beginning in March 2000. Under the terms of the office leases, the Company has provided letters of credit to the landlords. The letters of credit are secured by certain restricted certificates of deposit of approximately $297 as of December 31, 2001.

     Rent expense amounted to approximately $2,825, $3,281 and $1,716 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Future minimum lease payments for all operating leases are as follows as of December 31, 2001:

2002                                                             $ 2,100
2003                                                               2,089
2004                                                               1,487
2005                                                               1,349
2006                                                               1,403
Thereafter                                                         4,955
                                                                 -------
Total minimum lease payments                                     $13,383
                                                                 =======

     The Company has entered into licensing, royalty and consulting agreements with various content providers, vendors and sports celebrities. The remaining terms of these agreements range from one to five years. These agreements provide for the payment of royalties, bounties and certain guaranteed amounts, some of which are on a per member basis. Additionally, some agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. Several of the payments ($2,000 in 2002, $2,333 in 2003, $2,666 in 2004) are payable in stock at prevailing market prices in lieu of cash at the Company's option.

     Minimum future guaranteed payments required under such agreements are as follows as of December 31, 2001:

2002                                                             $ 8,201
2003                                                              11,883
2004                                                               9,131
2005                                                               7,605
2006                                                               2,015
                                                                 -------
                                                                 $38,835
                                                                 =======

     In November 2001, Sandbox.com, Inc. ("Sandbox") filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida, alleging that the Company breached an agreement and plan of merger to acquire Sandbox (the "Merger Agreement"), misappropriated trade secrets, breached fiduciary duties, and was unjustly enriched as a consequence of alleged transfers of assets and proprietary information. The Company in its Answer and Affirmative Defenses and Claim of Right to Setoff asserts that it was within its contractual rights to terminate the Merger Agreement and otherwise denies the substantive claims set forth in Sandbox's complaint, claims a $600 set off for Sandbox's breach of the Merger Agreement, and has filed a counterclaim against Sandbox and a third party complaint against another party for fraud in the inducement relating to the Merger Agreement and a related Consulting Agreement. The case is in the pre-trial discovery phase, and no trial date or pretrial order has yet been

                      SPORTSLINE.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued) (amounts in thousands, except share and per share data)

(11) COMMITMENTS AND CONTINGENCIES: --(Continued)

set by the court. The Company believes the claim by Sandbox is without merit and intends to vigorously defend itself in this action and to pursue its counterclaim against Sandbox and its claims against the third party defendant.

     In the opinion of management, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial position or results of operations.

(12) RELATED PARTY TRANSACTIONS:

     Pursuant to the Company's promotion and licensing agreement with CBS, the Company issued equity instruments to CBS and expensed $17,288, $17,288 and $14,096 during 2001, 2000 and 1999, respectively, primarily related to advertising and promotion on CBS. See Note 8. As of January 2002, CBS owns approximately 32% of the Company's outstanding common stock. See Note 13. In addition, the Company expensed $3,000, $3,000 and $1,250 during 2001, 2000 and 1999, respectively, related to shares issued to Westwood One, Inc., a company that may be deemed an affiliate of CBS, in exchange for advertising and promotion and the Company incurred television, radio and outdoor advertising expenses related to services provided by CBS and/or certain of its affiliates of $2,227, $1,408 and $410 in 2001, 2000 and 1999, respectively.

     The Company has had transactions in the normal course of business with certain officers and directors of the Company. The terms of these agreements were negotiated on what the Company believes is an "arms-length basis." In April 2001, the Company loaned an officer of the Company $200 at an annual interest rate of 5.5% secured by the officer's stock in the Company. The loan and accrued interest were paid in full in December 2001. The Company contracts for endorsement and other services of Joe Namath through Planned Licensing, Inc., which is a wholly-owned subsidiary of Namanco Productions, Inc. whose president and sole stockholder is a director of the Company. The Company has an agreement with Planned Licensing, Inc. through October 16, 2004. The Company incurred consulting and royalty expenses related to services provided by Planned Licensing, Inc. of $207, $267 and $61 in 2001, 2000 and 1999, respectively. Additionally, in 2000 the Company issued 30,000 common stock warrants to Planned Licensing, Inc. that vest over the life of the agreement. The Company is obligated to make future minimum payments to Planned Licensing, Inc. totaling $550 under this agreement through 2004.

(13) SUBSEQUENT EVENT:

     In January 2002, pursuant to the terms of the CBS Agreement, the Company issued approximately 6.9 million shares of its common stock to CBS valued at $20 million. Upon issuance, CBS owns approximately 11.4 million shares of the Company's common stock, representing approximately 32% of the Company's 36.1 million total outstanding common shares.

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

     3.   Exhibits:

     The following exhibits are filed as part of this Annual Report on Form
10-K:

Exhibit   Description
-------   -----------
 3.1      Amended and Restated Certificate of Incorporation (3.1)(1)
 3.2 Amendment of Article IV of the Amended and Restated Certificate of Incorporation (3.2)(2)
 3.3 Amendment of Article I of the Amended and Restated Certificate of Incorporation (3.3)(3)
 3.2      Form of Amended and Restated Bylaws (3.2) (4)
10.1* Form of Indemnification Agreement between the Company and each of its directors and executive officers (10.2) (4)
10.2*     1995 Stock Option Plan (10.1) (4)
10.3*     1997 Incentive Compensation Plan, as amended (4.1)(5)
10.4*     Employee Stock Purchase Plan, as amended (10.4)(3)
10.5 Amended and Restated Investors' Rights Agreement dated as of September 25, 1996, among the Company, the holders of the Company's Series A, Series B and Series C Preferred Stock, The Estate of Burk Zanft and Michael Levy (10.5) (4)
10.6      Agreement dated March 5, 1997 between the Company and CBS Inc. (10.6)
          (4)
10.7+ Premier Sports Information and Commerce Agreement, effective as of October 1, 1998, by and between the Company and America Online, Inc. (10.1) (6)
10.8 Amendment to Agreement, effective as of January 1, 1999, between the Company and CBS Broadcasting, Inc. (99.1) (7)
10.9* Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Michael Levy (10.14)(3)
10.10* Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Kenneth W. Sanders (10.15)(3)
10.11* Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Daniel L. Leichtenschlag (10.16)(3)
10.12* Employment Agreement, dated as of January 28, 2000, between the Company and Andrew S. Sturner (10.17)(3)
10.13* Employment Agreement, dated as of January 28, 2000, between the Company and Mark J. Mariani (10.18)(3)
10.14 First Amendment to License and Consulting Agreement between the Company and Planned Licensing, Inc. dated as of October 16, 1999 (10.19)(3)
10.15* Amendment to the Employment Agreement of Michael Levy, dated as of June 30, 2000 (10.1)(8)
10.16* Second Amendment to Amended and Restated Employment Agreement of Michael Levy dated as of August 20, 2001 (10.1)(9)
10.17* First Amendment to Amended and Restated Employment Agreement of Kenneth Sanders dated as of August 20, 2001 (10.2)(9)
10.18* First Amendment to Amended and Restated Employment Agreement of Daniel Leichtenschlag dated as of August 20, 2001 (10.3)(9)
10.19* First Amendment to Employment Agreement of Andrew Sturner dated as of August 20, 2001 (10.4)(9)
10.20* First Amendment to Employment Agreement of Mark Mariani dated as of August 20, 2001 (10.5)(9)
10.21*    Employment Agreement of Peter Pezaris dated as of August 20, 2001
          (10.6)(9)
10.22++ NFL Interactive Media Rights Agreement among NFL Enterprises, L.P., and America Online, Inc., CBS Broadcasting Inc. and SportsLine.com, Inc. dated as of July 6, 2001 (10.7)(9)
10.23++ Third Amendment to Premier Sports Information and Commerce Agreement, effective as of July 6, 2001, by and between America Online, Inc. and SportsLine.com, Inc. (10.8)(9)
21.1      Subsidiaries of the Company (filed herewith)
23.1      Consent of Arthur Andersen LLP (filed herewith)
99.1      Confirmation of Receipt of Assurances from Arthur Andersen LLP

----------
(1) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-1 (Registration No. 333-62685).
(2) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-3 (Registration No. 333-78921).
(3) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-K for the year ending December 31, 1999.
(4) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-1 (Registration No. 333-25259).
(5) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-8 (Registration No. 333-43746).
(6) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q for the quarterly period ending September 30, 1998.
(7) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 8-K (Event of February 10, 1999).
(8) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q for the quarterly period ending June 30, 2000.
(9) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q for the quarterly period ending September 30, 2001.
*         Management Contract or Compensatory Plan
+         Confidential treatment granted to certain portions of this Exhibit
++ Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPORTSLINE.COM, INC.


                                       By: /s/ Michael Levy
                                          --------------------------------------
                                           Michael Levy
March 26, 2002                             President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                                     Title                                          Date
---------                                     -----                                          ----


/s/ Michael Levy                              President, Chief Executive Officer and         March 26, 2002
-----------------------------------------     Director (principal executive officer)
Michael Levy


/s/ Kenneth W. Sanders                        Chief Financial Officer                        March 26, 2002
-----------------------------------------     (principal financial and accounting officer)
Kenneth W. Sanders


/s/ Thomas Cullen                             Director                                       March 26, 2002
-----------------------------------------
Thomas Cullen


/s/ Gerry Hogan                               Director                                       March 26, 2002
-----------------------------------------
Gerry Hogan


/s/ Richard B. Horrow                         Director                                       March 26, 2002
-----------------------------------------
Richard B. Horrow


/s/ Joseph Lacob                              Director                                       March 26, 2002
-----------------------------------------
Joseph Lacob


/s/ Sean McManus                              Director                                       March 26, 2002
-----------------------------------------
Sean McManus


/s/ Andrew Nibley                             Director                                       March 26, 2002
-----------------------------------------
Andrew Nibley


/s/ Russell I. Pillar                         Director                                       March 26, 2002
-----------------------------------------
Russell I. Pillar


/s/ Michael P. Schulhof                       Director                                       March 26, 2002
-----------------------------------------
Michael P. Schulhof


/s/ James C. Walsh                            Director                                       March 26, 2002
-----------------------------------------
James C. Walsh

                                  EXHIBIT INDEX
                                  -------------

Exhibit   Description
-------   -----------
21.1      Subsidiaries of the Company
23.1      Consent of Arthur Andersen LLP
99.1      Confirmation of Receipt of Assurances from Arthur Andersen LLP