Form 10-Q
period 2002-03-31
SPORTSLINE COM INC
filed 2002-05-13
CIK 945688

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

        (Mark One) [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Number of shares of common stock outstanding as of April 30, 2002:
36,049,289

                              Page 1 of 19 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001......    3

Condensed Consolidated Statements of Operations (unaudited)
 for the three months ended March 31, 2002 and 2001...............................................    4

Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
 for the three months ended March 31, 2002........................................................    5

Condensed Consolidated Statements of Cash Flows (unaudited)
 for the three months ended March 31, 2002 and 2001...............................................    6

Notes to Condensed Consolidated Financial Statements (unaudited)..................................    7

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                                                 (unaudited)
                                                                                  March 31,        December 31,
                                                                                 -----------     ---------------
ASSETS                                                                              2002              2001
------                                                                           -----------     ---------------
CURRENT ASSETS:
   Cash and cash equivalents.................................................    $   32,013      $     30,322
   Marketable securities.....................................................         5,062            15,713
   Deferred advertising and content costs....................................        17,286             2,286
   Accounts receivable, net..................................................         9,910             6,927
   Prepaid expenses and other current assets.................................         5,853             7,643
                                                                                 ----------      ------------
       Total current assets..................................................        70,124            62,891

NONCURRENT MARKETABLE SECURITIES.............................................         4,077               ---
NONCURRENT DEFERRED ADVERTISING AND CONTENT..................................         8,571             9,143
PROPERTY AND EQUIPMENT, net..................................................        10,592            12,069
GOODWILL, net................................................................        20,861            20,861
OTHER ASSETS.................................................................         9,354             9,860
                                                                                 ----------      ------------
                                                                                 $  123,579      $    114,824
                                                                                 ==========      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable..........................................................    $      587      $        968
   Accrued liabilities.......................................................        13,346            13,103
   Deferred revenue..........................................................         3,604             2,640
                                                                                 ----------      ------------
        Total current liabilities............................................        17,537            16,711

OTHER LONG-TERM LIABILITIES..................................................           610               407
CONVERTIBLE SUBORDINATED NOTES...............................................        16,678            16,678
                                                                                 ----------      ------------

        Total liabilities....................................................        34,825            33,796
                                                                                 ----------      ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none
       issued and outstanding as of  March  31, 2002 and December 31, 2001...           ---               ---
   Common stock, $0.01 par value, 200,000,000 shares authorized,
        36,101,568 and 29,218,936 issued and outstanding as of
        March 31, 2002 and December 31, 2001, respectively...................           361               292
   Additional paid-in capital................................................       377,372           357,434
   Accumulated deficit.......................................................      (288,979)         (276,698)
                                                                                 ----------      ------------

       Total stockholders' equity............................................        88,754            81,028
                                                                                 ----------      ------------
                                                                                 $  123,579      $    114,824
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

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands, except share and per share data)

                                  (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31
                                                                            --------
                                                                   2002                   2001
                                                                   ----                   ----
REVENUE....................................................    $    15,621            $    22,298
COST OF REVENUE............................................          4,889                 11,163
                                                               -----------            -----------

GROSS PROFIT...............................................         10,732                 11,135
                                                               -----------            -----------

OPERATING EXPENSES:
  Product development......................................            621                    521
  Sales and marketing:
      Amortization of equity issued to
          Viacom for promotion.............................          6,321                  5,072
      Other................................................          7,549                 14,108
  General and administrative...............................          5,576                  9,954
  Depreciation and amortization............................          2,928                  6,642
                                                               -----------            -----------

            Total operating expenses.......................         22,995                 36,297
                                                               -----------            -----------

LOSS FROM OPERATIONS.......................................        (12,263)               (25,162)
INTEREST EXPENSE...........................................           (228)                  (276)
INTEREST AND OTHER INCOME, net.............................            210                  1,617
                                                               -----------            -----------

NET LOSS...................................................    $   (12,281)           $   (23,821)
                                                               ===========            ===========

NET LOSS PER SHARE - BASIC AND DILUTED.....................    $     (0.34)           $     (0.89)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
  BASIC AND DILUTED........................................     36,101,561             26,821,619
                                                               ===========            ===========


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (amounts in thousands, except share data)

                                  (UNAUDITED)

                                                                                Additional
                                                                                 Paid-In      Accumulated     Comprehensive
                                                        Shares        Amount     Capital        Deficit           Loss
                                                        ------        ------     -------        -------           ----
Balances at December 31, 2001.....................    29,218,936      $  292    $  357,434    $  (276,698)

Issuance of common stock pursuant
  to agreement with CBS...........................     6,882,312          69        19,931            ---

Issuance of common stock warrants
  pursuant to consulting agreements...............           ---         ---             6            ---

Issuance of common stock from exercise
  of employee options.............................           320         ---             1            ---

Net loss..........................................           ---         ---           ---        (12,281)    $    (12,281)
                                                                                                              ================
                                                    ----------------------------------------------------------
Balances at March 31, 2002........................    36,101,568      $  361    $  377,372    $  (288,979)
                                                    ==========================================================

   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                  (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                                       --------
                                                                                                  2002          2001
                                                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss...............................................................................    $ (12,281)    $ (23,821)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization......................................................        2,928         6,642
        Amortization of equity issued to Viacom for promotion..............................        6,321         5,072
        Other noncash expenses.............................................................          333           422
        Loss on equity investments.........................................................          ---            25
        Changes in operating assets and liabilities:
            Accounts receivable............................................................       (3,159)       (4,270)
            Prepaid expenses and other current assets......................................          204           284
            Accounts payable...............................................................         (381)         (606)
            Accrued liabilities............................................................          446         1,195
            Deferred revenue...............................................................          965           409
                                                                                               ---------     ---------
            Net cash used in operating activities..........................................       (4,624)      (14,648)
                                                                                               ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of marketable securities, net.....................................................        6,573        31,422
    Purchases of property and equipment....................................................         (234)       (1,837)
    Purchase of intangible assets..........................................................          ---        (6,000)
    Acquisition of business................................................................          ---          (158)
    Net change in restricted cash..........................................................          (25)         (317)
                                                                                               ---------     ---------
            Net cash provided by investing activities......................................        6,314        23,110
                                                                                               ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock and exercise of common stock warrants
      and options..........................................................................            1             1
    Repayment of capital lease obligations.................................................          ---            (6)
                                                                                               ---------     ---------
            Net cash provided by (used in) financing activities............................            1            (5)
                                                                                               ---------     ---------

    Effect of exchange rate changes on cash                                                          ---          (435)
                                                                                               ---------     ---------

Net increase in cash and cash equivalents..................................................        1,691         8,022
CASH AND CASH EQUIVALENTS, beginning of period.............................................       30,322        66,713
                                                                                               ---------     ---------
CASH AND CASH EQUIVALENTS, end of period...................................................    $  32,013     $  74,735
                                                                                               =========     =========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock pursuant to agreement with CBS................................    $  20,000     $     ---
                                                                                               =========     =========
    Issuance of common stock pursuant to acquisition of subsidiary.........................    $     ---     $   6,341
                                                                                               =========     =========
    Issuance of common stock pursuant to consulting agreement..............................    $     ---     $     267
                                                                                               =========     =========
    Issuance of common stock warrants pursuant to consulting agreement.....................    $       6     $     ---
                                                                                               =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest.................................................................    $     ---     $       1
                                                                                               =========     =========
    Cash paid for income taxes.............................................................    $      31     $     683
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


(1)   NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

     SportsLine.com, Inc. ("SportsLine.com" or the "Company") was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. SportsLine.com is a leading media company providing Internet sports content, community and e-commerce on a global basis. The Company's content includes more than one million pages of multimedia sports information, entertainment and merchandise. The Company's flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com as part of an exclusive promotional and content agreement with CBS Broadcasting Inc. ("CBS") in March 1997. The Company has strategic relationships with CBS, USA Networks, Westwood One, the NFL, Major League Baseball, the NBA and the PGA TOUR and serves as the primary sports content provider for America Online. The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations and the Company's superstar athletes; offers instant odds and picks; produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists; and produces and offers contests, games and fantasy league products.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

     Net income and loss per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible subordinated notes (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 256,091 and 301,081 shares issuable upon conversion of the convertible subordinated at March 31, 2002 and 2001, respectively, and there were 4,320,354 and 9,159,760 options and warrants outstanding in the aggregate at March 31, 2002 and 2001, respectively, that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the convertible subordinated notes and upon exercise of the options and warrants were not included in the computation of diluted net loss per share because to do so would have been antidilutive.

Revenue by Type

     Revenue by type for the three months ended March 31, 2002 and 2001 is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                     2002               2001
                                                     ----               ----

Advertising and marketing services............    $  14,621          $  17,288
Subscription and premium products.............        1,000              1,204
Content licensing.............................          ---              1,650
International revenue.........................          ---              2,156
                                                  ---------          ---------
                                                  $  15,621          $  22,298
                                                  =========          =========

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands except share and per share data) -(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(Continued)

     Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 15% and 24% of total revenue for the three months ended March 31, 2002 and 2001. Barter transactions are recorded on a basis consistent with similar recent cash transactions of the Company pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-17, Accounting for Advertising Barter Transactions. In future periods, management intends to maximize cash advertising revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

     Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for 0% and approximately 8% of total revenue for the quarters ended March 31, 2002 and 2001, respectively. Equity revenue in 2001 was primarily generated from one agreement, which expired in June 2001. The Company does not expect to have any equity related revenue in future periods, unless the Company enters into new agreements.

Restructuring Charge

     In April 2001, the Company announced that it had implemented several cost-saving initiatives. Additional initiatives were implemented in October 2001. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a reduction in the Company's domestic workforce of approximately 25%. Severance and rent payments for the three months ended March 31, 2002 were approximately $79, with a remaining accrual balance at March 31, 2002 of approximately $115.

Sports.com Deconsolidation

     On July 17, 2001, the Company's subsidiary, Sports.com Limited ("Sports.com"), raised approximately $13,000 in equity funding from its existing investors including the Company, Soros Private Equity Partners and IMG. After giving effect to the funding, the Company's fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, was approximately 30%. As a result of the Company's reduced ownership interest in Sports.com and a reduction in the Company's representation on Sports.com's board of directors to less than a majority, as of July 17, 2001 the Company ceased consolidating the results of Sports.com and began accounting for its investment in Sports.com under the equity method of accounting. After July 17, 2001, the Company has no longer recorded any losses generated by Sports.com as its investment has been reduced to zero and the Company has no future obligation to provide funding to Sports.com. Sports.com's revenue, expenses and minority interest are included in the unaudited Consolidated Statements of Operations of the Company for the three months ended March 31, 2001.

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (amounts in thousands except share and per share data) -(Continued)

(3)   PRO FORMA CONSOLIDATED FINANCIAL INFORMATION:

      As discussed in Note 2, the Company began accounting for its investment in Sports.com under the equity method of accounting as of July 17, 2001. The pro forma results for the three months ended March 31, 2001, assuming the deconsolidation occurred as of January 1, 2001 are set forth below along with the corresponding actual results for March 31, 2002:

                                                                      Three Months Ended
                                                                           March 31
                                                                           --------
                                                                                  (pro forma)
                                                                                  -----------
                                                                    2002              2001
                                                                    ----              ----
REVENUE......................................................    $   15,621       $    20,142
COST OF REVENUE..............................................         4,889             6,884
                                                                 ----------       -----------

GROSS PROFIT.................................................        10,732            13,258
                                                                 ----------       -----------

OPERATING EXPENSES:
  Product development........................................           621               521
  Sales and marketing:
           Amortization of equity issued to
             Viacom for promotion............................         6,321             5,072
           Other.............................................         7,549            10,973
  General and administrative.................................         5,576             7,024
  Depreciation and amortization..............................         2,928             5,873
                                                                 ----------       -----------

           Total operating expenses..........................        22,995            29,463
                                                                 ----------       -----------

LOSS FROM OPERATIONS.........................................       (12,263)          (16,205)
INTEREST EXPENSE.............................................          (228)             (267)
INTEREST AND OTHER INCOME, net...............................           210             1,316
LOSS ON EQUITY INVESTMENTS...................................           ---               (25)
                                                                 ----------       -----------

NET LOSS.....................................................    $  (12,281)      $   (15,181)
                                                                 ==========       ===========

(4)   ACQUISITIONS OF DAEDALUS WORLD WIDE CORPORATION AND DBC SPORTS:

      The Company acquired Daedalus World Wide Corporation in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880, which was being amortized over an estimated life of seven years. In the fourth quarter of 2000, a $12,000 liability included in accounts payable at December 31, 2000 was recorded pursuant to the purchase agreement, which provided for additional consideration contingent upon the acquired company meeting certain performance thresholds. During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of the liability of $6,000 and during the fourth quarter of 2001, 2,195,968 shares of common stock were issued in satisfaction of the remaining $6,000 liability. In addition, the Company recognized a one-time goodwill write-down during the year ended December 31, 2001 of $17,000 related to the reduced estimate of the value of its investment in Daedalus World Wide Corporation. The Company's assessment of its goodwill investment was based on historical operations, undiscounted future cash flows and the market values of similar entities.

      In April 2000, the Company, through its wholly owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation ("DBC") in exchange for 277,152 shares of the Company's common stock (the "Consideration Shares"). Pursuant to the terms of the purchase agreement, the Company guaranteed that the Consideration Shares would have a value equal to or greater than $12,500 on March 31, 2001 (the "Guaranteed Proceeds"). On April 6, 2001, due to the decline in the trading price of the Company's common

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands except share and per share data)

(4) ACQUISITIONS OF DAEDALUS WORLD WIDE CORPORATION AND DBC SPORTS:-(Continued)

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 as of January 1, 2002, and completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

(5) COMMITMENTS AND CONTINGENCIES:

     In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities, the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and agreed to issue shares of common stock valued at $100 million between 2002 and 2006. The agreement provides that the Company shall issue to CBS a number of shares of its common stock having a fair market value of $20 million each year for five years commencing on January 1, 2002, based on the average of the closing prices of the common stock on the Nasdaq National Market for each five day period ending on the day prior to the applicable issue dates. Pursuant to this agreement, in January 2002 the Company issued 6,882,312 shares of common stock valued at $20 million to CBS.

     In July 2001, the Company entered into an agreement with the National Football League (the "NFL"), CBS and America Online, Inc. (the "NFL Agreement"). The Company will be responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement $900 has been paid as of March 31, 2002, and the Company is obligated to make additional payments totaling $23,150 as follows: $900 for the remainder of the first year ending July 2002, $3,250 for the second year ending July 2003; $6,000 for each of the third and fourth years ending July 2004 and 2005; and $7,000 for the fifth year ending July 2006. In addition, in July 2001 the Company issued to the NFL 350,000 shares of the Company's common stock and is obligated to make additional payments in cash or stock, at the Company's option, equal to $1,333 and $2,667 in 2003 and 2004, respectively. The Company is amortizing its portion of the rights fee on a straight-line basis over the five-year term of the NFL Agreement.

     In July 2001, the Company extended its agreement with America Online, Inc. (the "AOL Extension"). Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000 in cash upon execution of the AOL Extension and is obligated to make additional payments in cash and/or stock, at the Company's option, equal to $2,000 and $1,000, in 2002 and 2003, respectively. The Company is amortizing the costs of the AOL Extension to sales and marketing expense on a straight-line basis over the three-year term of the agreement.

     In November 2001, Sandbox.com, Inc. ("Sandbox") filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida, alleging that the Company breached an agreement and plan of merger to acquire Sandbox (the "Merger Agreement"), misappropriated trade secrets, breached fiduciary duties, and was unjustly enriched as a consequence of alleged transfers of assets and proprietary information. The Company in its Answer and Affirmative Defenses and Claim of Right to Setoff asserts that it was within its contractual rights to terminate the Merger Agreement and otherwise denies the substantive claims set forth in Sandbox's complaint, claims a $600

                     SPORTSLINE.COM, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands except share and per share data)

(5) COMMITMENTS AND CONTINGENCIES:-(Continued)

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

(6) RECENTLY ISSUED ACCOUNTING STANDARDS:

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company's products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company's Securities and Exchange Commission filings, including those discussed under the caption "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

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

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

          . The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          . The Company reviews its long-lived assets and goodwill for possible impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. If the Company's analysis indicates a possible impairment exists, it is required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows.

          . As described below under Recent Accounting Pronouncements, effective January 1, 2002, the Company is required at least annually to test for impairment of goodwill. Management believes its estimates and judgments have been reasonable in determining whether the Company's goodwill has been impaired. If, however, there was a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize an impairment charge.

Results of Operations

Sports.com Deconsolidation

          On July 17, 2001, the Company's subsidiary, Sports.com Limited ("Sports.com"), raised approximately $13,000,000 in equity funding from its existing investors including the Company, Soros Private Equity Partners and IMG. After giving effect to the funding, the Company's fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, decreased to approximately 30%. As a result of the Company's reduced ownership interest in Sports.com and a reduction in the Company's representation on Sports.com's board of directors to less than a majority, as of July 17, 2001 the Company ceased consolidating the results of Sports.com and began accounting for its investment in Sports.com under the equity method of accounting. After July 17, 2001, the Company has no longer recorded any losses generated by Sports.com as its investment has been reduced to zero and the Company has no future obligation to provide funding to Sports.com. For comparative purposes, the table below sets forth the financial results for SportsLine.com and Sports.com separately for the three months ended March 31, 2001 along with the corresponding actual results for March 31, 2002, which as stated above, do not include the results of Sports.com.

                                                                    T h r e e   M o n t h s   E n d e d
                                                                    -----------------------------------
                                                                                 March 31,
                                                                                 ---------
                                                                                (in 000's)
                                                                                ----------
                                                              2002                        2001
                                                              ----                        ----

                                                                      SportsLine.com      Sports.com       Total
                                                                      --------------      ----------       -----
Revenue:
  Advertising and marketing services................       $  14,621       $  17,288      $      982     $  18,270
  Subscription and premium products.................           1,000           1,204             ---         1,204
  Content licensing.................................             ---           1,650           1,174         2,824
                                                          ----------  --------------  --------------  ------------
    Total revenue...................................          15,621          20,142           2,156        22,298

Cost of revenue.....................................           4,889           6,884           4,279        11,163
                                                          ----------  --------------  --------------  ------------

Gross profit (loss).................................          10,732          13,258          (2,123)       11,135
                                                          ----------  --------------  --------------  ------------

Operating expenses:
  Product development...............................             621             521             ---           521
  Sales and marketing:
      Amortization of equity issued
            to Viacom for promotion.................           6,321           5,072             ---         5,072
      Other.........................................           7,549          10,973           3,135        14,108
  General and administrative........................           5,576           7,024           2,930         9,954
  Depreciation and amortization.....................           2,928           5,873             769         6,642
                                                          ----------  --------------  --------------  ------------

    Total operating expenses........................          22,995          29,463           6,834        36,297
                                                          ----------  --------------  --------------  ------------

Loss from operations................................         (12,263)        (16,205)         (8,957)      (25,162)

Loss on equity investments..........................             ---             (25)            ---           (25)

Net interest and other income (expense).............             (18)          1,049             317         1,366
                                                          ----------  --------------  --------------  ------------

Net loss............................................       $ (12,281)      $ (15,181)     $   (8,640)    $ (23,821)
                                                          ==========  ==============  ==============  ============

Revenue

     Total revenue for the three months ended March 31, 2002 was $15,621,000 compared to $22,298,000 for the three months ended March 31, 2001. Advertising and marketing services revenue for the three months ended March 31, 2002 was $14,621,000 compared to $18,270,000 for the three months ended March 31, 2001. Advertising and marketing services revenue for the three months ended March 31, 2002 and 2001 represented 94% and 82%, respectively, of total revenue. The decrease in advertising and marketing services revenue in the first quarter was primarily due to the termination of one of the Company's equity related agreements and, to a lesser extent, the continued overall weakness in the domestic advertising market. International advertising revenue generated by Sports.com accounted for $982,000 or 5% of total advertising revenue during the quarter ended March 31, 2001.

     Subscription and premium products revenue decreased $204,000 in the three months ended March 31, 2002 compared to the same period in 2001. The decrease in subscription and premium products revenue was due primarily to decreased sales of statistical data and the discontinuation of several products.

     Content licensing revenue was zero in the three months ended March 31, 2002 compared to $2,824,000 for the same period in 2001. The decrease in content licensing revenue was due to the replacement in July 2001 of the Company's previous agreement with AOL, under which the Company had realized barter content licensing revenue and to a lesser extent content licensing revenue generated by Sports.com, which is no longer being consolidated. Unless the Company enters into new content licensing agreements, management does not expect content licensing revenue to be significant in future periods.

     As of March 31, 2002, the Company had deferred revenue of $3,604,000 relating to cash and receivables for which services had not yet been provided, including $1,274,0000 relating to paid fantasy baseball products (which will be recorded as revenue primarily in the second and third quarters of 2002).

     Barter transactions, in which the Company received advertising or other goods or services in exchange for content or advertising on its Web sites, accounted for approximately 15% and 24% of total revenue for the three months ended March 31, 2002 and 2001, respectively. Included in the 2001 amount is $1,650,000 in 2001 related to the Company's previous three-year agreement with AOL. As noted above, under the new AOL agreement the Company will no longer recognize barter revenue. In future periods, management intends to maximize cash advertising revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

     Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for 0% and approximately 8% of total revenue for the quarters ended March 31, 2002 and 2001, respectively. Equity related revenue in 2001 was primarily related to one agreement, which expired in June 2001. The Company does not expect to have equity related revenue in future periods, unless the Company enters into new agreements.

Cost of Revenue

     Cost of revenue for the three months ended March 31, 2002 and 2001 was $4,889,000 and $11,163,000, respectively. Cost of revenue decreased in the quarter ended March 31, 2002 primarily due to decreased revenue sharing expense related to the superbowl.com web site. In 2001, the Company had an agreement with the National Football League to create and maintain the superbowl.com web site in exchange for a share of the revenue generated from the web site. In 2002, the superbowl.com web site was incorporated into the Company's agreement with the NFL, AOL and CBS, which encompasses a wide-range of initiatives, including the production and hosting by the Company of nfl.com and other NFL-related sites, such as superbowl.com, playfootball.com, and nfleurope.com, as well as the official fantasy football games for the sites. Additionally, payroll and other expenses were lower in 2002 due to the Company's cost restructuring program initiated in 2001 For the quarter ended March 31, 2001, Sports.com accounted for $4,279,000 or 38% of cost of revenue. As a percentage of revenue, cost of revenue decreased to 31% for the three months ended March 31, 2002 from 50% for the three months ended March 31, 2001.

Operating Expenses

     Product Development. For the three months ended March 31, 2002 and 2001, product development expense was $621,000 and $521,000, respectively. The increase in product development expense in the three months ended March 31, 2002 is primarily the result of increased product development personnel and consultants related to the Company's agreement to produce NFL.com. These additional costs were partially offset by lower costs from the Company's restructuring program. The Company believes that to remain competitive, it must continue to invest in product development expenses for development of proprietary sports information and entertainment applications, services, technologies, interfaces and content. Consequently, the Company intends to continue to invest resources in product development. As a percentage of revenue, product development expense increased to 4% from 2% for the three months ended March 31, 2002 and 2001, respectively.

     Amortization of equity issued to Viacom for promotion. Amortization of equity issued to Viacom for promotion expense consists of the amortization expense for the Company's two agreements with Viacom-related entities pursuant to which the Company issued equity instruments in exchange for advertising and promotion. For the three months ended March 31, 2002 and 2001, amortization of equity issued to Viacom for promotion was $6,321,000 and $5,072,000, respectively. Pursuant to the Company's promotion and licensing agreement with CBS, the Company issued shares and warrants to purchase shares and expensed $5,571,000 for the three months ended March 31, 2002, primarily related to advertising and promotion on CBS. Additionally, the Company expensed $750,000 for the three months ended March 31, 2002 related to shares issued to Westwood One, Inc. in exchange for promotion and programming. The above expenses were classified as depreciation and amortization expense in prior periods; 2001 amounts have been reclassified in the accompanying financial statements to conform to current year presentation. As a percentage of revenue, amortization of equity issued to Viacom for promotion increased to 40% for the three months ended March 31, 2002 from 23% for the three months ended March 31, 2001.

     Other Sales and Marketing. For the three months ended March 31, 2002 and 2001, other sales and marketing expense was $7,549,000 and $14,108,000, respectively. The decrease in other sales and marketing expense was primarily due to the result of the replacement of the Company's agreement with AOL at a lower cost, decreased barter expense and decreased advertising and payroll expenses due to the Company's cost restructuring program, partially offset by the addition of costs associated with the NFL agreement. For the quarter ended March 31, 2001, Sports.com accounted for $3,135,000 or 22% of sales and marketing expense. Barter transactions accounted for approximately 31% and 38% of sales and marketing expense for the three months ended March 31, 2002 and 2001, respectively. As a percentage of revenue, other sales and marketing expense decreased to 48% for the three months ended March 31, 2002 from 63% for the three months ended March 31, 2001.

     General and Administrative. General and administrative expense for the three months ended March 31, 2002 and 2001 was $5,576,000 and $9,954,000, respectively. The decrease in general and administrative expense in the quarter ended March 31, 2002 was primarily attributable to reduced payroll expense and professional fees as a result of the Company's cost restructuring program initiated in 2001. For the quarter ended March 31, 2001, Sports.com accounted for $2,930,000 or 29% of general and administrative expense. As a percentage of revenue, general and administrative expense decreased to 36% for the three months ended March 31, 2002 from 45% for the three months ended March 31, 2001.

     Depreciation and Amortization. Depreciation and amortization expense was $2,928,000 and $6,642,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in depreciation and amortization expense in 2002 compared to 2001 was due primarily to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill is no longer subject to amortization, but instead will be reviewed for impairment and, if deemed necessary, written down and charged to results of operations. During the quarter ended March 31, 2002 the Company completed the first phase impairment analysis and found no instances of impairment of the Company's recorded goodwill. Depreciation and amortization also decreased due to the expiration of the equity portion of the AOL agreement and, to a lesser extent, due to the deconsolidation of Sports.com. In previous reports, amortization of equity issued to Viacom for promotion was included in depreciation and amortization. Commencing in 2002, this expense has been reclassified in the accompanying financial statements from depreciation and amortization to its own line item within sales and marketing expense; accordingly, 2001 amounts have been reclassified to conform to current year presentation.

     Interest Expense. Interest expense was $228,000 for the three months ended March 31, 2002 compared to $276,000 for the three months ended March 31, 2001. The decrease in interest expense was primarily due to the repurchase in the fourth quarter of 2001 of approximately $2,930,000 principal amount of the Convertible Subordinated Notes, which were originally issued in March 1999.

     Interest and Other Income, Net. Interest and other income, net for the three months ended March 31, 2002 was $210,000 compared to $1,617,000 for the three months ended March 31, 2001. The decrease was primarily attributable to a lower invested cash balance and lower interest rates.

Liquidity and Capital Resources

     As of March 31, 2002, the Company's primary source of liquidity consisted of $32,013,000 in cash and cash equivalents. As of March 31, 2002, the Company also had $5,062,000 in current marketable securities which mature at various dates from May 2002 to October 2002, and $4,077,000 in noncurrent marketable securities which mature on various dates from February 2004 to March 2004. The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. However, the Company expects to continue to incur significant operating losses on a consolidated basis for at least the next twelve months.

     As of March 31, 2002, current deferred advertising and content costs totaled $17,286,000, which represented costs related to the CBS agreement that will be amortized to sales and marketing expense during 2002. Long-term deferred advertising and content costs related to the CBS agreement totaled $8,571,000. These costs represent the value of common stock warrants issued in 1999 in consideration of the extension of the CBS Agreement. Accrued liabilities totaled $13,346,000 as of March 31, 2002, an increase of $243,000 from December 31, 2001, primarily due to increases in accruals for costs related to the NFL and AOL agreements.

     Net cash used in operating activities was $4,624,000 and $14,648,000 for the three months ended March 31, 2002 and 2001, respectively. In the quarter ended March 31, 2001, domestic net cash used in operating activities was $6,013,000 and Sports.com net cash used in operating activities was $8,635,000. The principal uses of cash for the three months ended March 31, 2002 were to fund the Company's net loss of $12,281,000 and changes in working capital of $1,925,000, offset by adjustments to net loss not affecting cash flow of $9,583,000. These adjustments to net loss to determine cash flow include depreciation and amortization, amortization of equity issued to Viacom for promotion, and other non-cash items. The principal uses of cash for the three months ended March 31, 2001 were to fund the Company's net loss of $23,281,000 and changes in working capital of $2,988,000, offset by adjustments to net loss not affecting cash flow of $12,161,000.

     Net cash provided by investing activities was $6,314,000 and $23,110,000 for the three months ended March 31, 2002 and 2001, respectively. Investing activities consisted primarily of the sale of marketable securities during the three months ended March 31, 2002 offset by purchases of property and equipment. Investing activities during the three months ended March 31, 2001 consisted primarily of the sale of marketable securities offset by purchases of intangible assets and to a lesser extent purchases of property and equipment.

     Net cash provided by financing activities was $1,000 and net cash used in financing activities was $5,000 for the three months ended March 31, 2002 and 2001, respectively.

     Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $2.0 to $3.0 million of property and equipment during the remainder of 2002, primarily computer equipment related to the growth of the business. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

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

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 as of January 1, 2002, and completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

       In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

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

ITEM 2. CHANGE IN SECURITIES

        In January 2002, pursuant to the terms of the CBS Agreement, the Company issued 6,882,312 shares of common stock to CBS. No underwriter was involved in such issuance of securities to CBS and the shares were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    None

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the three-month period ended March 31, 2002.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002               SPORTSLINE.COM, INC.
                                     (Registrant)


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