Form 10-Q
period 2002-06-30
SPORTSLINE COM INC
filed 2002-08-14
CIK 945688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

(954) 351-2120
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒        NO  ☐

Number of shares of common stock outstanding as of August 2, 2002:    37,979,499

Page 1 of 21 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	(unaudited)
	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,708	$30,322
Marketable securities	16,187	15,713
Deferred advertising and content costs	12,286	2,286
Accounts receivable, net	7,888	6,927
Prepaid expenses and other current assets	3,744	7,643

Total current assets	49,813	62,891

NONCURRENT MARKETABLE SECURITIES	10,508	—
NONCURRENT DEFERRED ADVERTISING AND CONTENT COSTS	8,000	9,143
PROPERTY AND EQUIPMENT, net	9,222	12,069
GOODWILL, net	20,861	20,861
OTHER ASSETS	7,073	8,000

	$105,477	$112,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$655	$968
Accrued liabilities	14,370	13,103
Deferred revenue	2,084	2,640

Total current liabilities	17,109	16,711

OTHER LONG-TERM LIABILITIES	814	407
CONVERTIBLE SUBORDINATED NOTES	16,678	16,678

Total liabilities	34,601	33,796

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 36,109,672 and 29,218,936 issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	361	292
Additional paid-in capital	377,268	357,434
Deferred compensation costs	(1,492)	(1,860)
Accumulated deficit	(305,261)	(276,698)

Total stockholders’ equity	70,876	79,168

	$105,477	$112,964

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share date)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE	$11,029	$13,132	$26,650	$35,430
COST OF REVENUE	5,202	8,172	10,091	19,335

GROSS PROFIT	5,827	4,960	16,559	16,095
OPERATING EXPENSES:
Product development	551	462	1,172	983
Sales and marketing:
Amortization of equity issued to Viacom for promotion	6,322	5,072	12,643	10,144
Other	5,980	10,871	13,530	24,979
General and administrative	5,137	8,834	10,713	18,788
Depreciation and amortization	2,679	6,766	5,607	13,408
Restructuring charges	1,398	985	1,398	985

Total operating expenses	22,067	32,990	45,063	69,287

LOSS FROM OPERATIONS	(16,240)	(28,030)	(28,504)	(53,192)
INTEREST EXPENSE	(227)	(268)	(455)	(544)
INTEREST AND OTHER INCOME, net	185	918	396	2,535

NET LOSS	$(16,282)	$(27,380)	$(28,563)	$(51,201)

LOSS PER SHARE—BASIC AND DILUTED	$(0.45)	$(1.01)	$(0.79)	$(1.90)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING— BASIC AND DILUTED	36,059,187	27,103,878	36,080,287	26,961,019

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share data)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 2001	29,218,936	$292	$357,434	$(1,860)	$(276,698)
Issuance of common stock pursuant to agreement with CBS	6,882,312	69	19,931	—	—
Issuance of common stock warrants pursuant to consulting agreement	—	—	6	—	—
Issuance of common stock pursuant to the employee stock purchase plan	60,383	1	52	—	—
Repurchase of restricted shares of common stock	(52,200)	(1)	(155)	—	—
Issuance of common stock from exercise of employee options	241	—	—	—	—

Amortization of deferred compensation costs	—	—	—	368	—
Net loss	—	—	—	—	(28,563)	$(28,563)

Balances at June 30, 2002	36,109,672	$361	$377,268	$(1,492)	$(305,261)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

(UNAUDITED)
	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,563)	$(51,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,607	13,408
Amortization of equity issued to Viacom for promotion	12,643	10,144
Other noncash expenses	1,149	515
Loss on equity investments	—	28
Changes in operating assets and liabilities:
Accounts receivable	(1,381)	415
Prepaid expenses and other current assets	493	1,047
Accounts payable	(313)	(611)
Accrued liabilities	1,674	(1,626)
Deferred revenue	(556)	(1,454)

Net cash used in operating activities	(9,247)	(29,335)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales (purchases) of marketable securities, net	(10,982)	59,052
Purchases of property and equipment	(334)	(3,385)
Purchase of intangible assets	—	(6,000)
Acquisition of business	—	(233)
Net change in restricted cash	52	(417)

Net cash provided by (used in) investing activities	(11,264)	49,017
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock pursuant to acquisition of DBC Sports	—	(12,500)
Repurchase of restricted shares of common stock	(156)	—
Net proceeds from issuance of common stock and exercise of common stock warrants and options	53	196
Repayment of capital lease obligations	—	(6)

Net cash used in financing activities	(103)	(12,310)
Effect of exchange rate changes on cash	—	31

Net increase (decrease) in cash and cash equivalents	(20,614)	7,403
CASH AND CASH EQUIVALENTS, beginning of period	30,322	66,713

CASH AND CASH EQUIVALENTS, end of period	$9,708	$74,116

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$20,000	$—

Issuance of common stock pursuant to acquisition of subsidiary	$—	$6,341

Issuance of common stock pursuant to consulting agreement	$—	$267

Issuance of common stock warrants pursuant to consulting agreement	$6	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	$491

Cash paid for income taxes	$31	$683

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

SportsLine.com, Inc. (“SportsLine.com” or the “Company”) was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. SportsLine.com is a leading media company providing Internet sports content, community and e-commerce to sports enthusiasts worldwide. The Company’s content includes more than one million pages of multimedia sports information, entertainment and merchandise. The Company’s flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com as part of an exclusive promotional and content agreement with CBS Broadcasting Inc. (“CBS”) in March 1997. The Company has strategic relationships with CBS, Westwood One, the NFL, the NBA and the PGA TOUR and serves as the primary sports content provider for America Online. The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations and the Company’s superstar athletes; offers instant odds and picks on sporting events; produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists; and produces and offers contests, games and fantasy league products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2002. Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major sporting events and sports seasons. In addition, the effect of such seasonal fluctuations could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the Ryder Cup, which do not occur every year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

Loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible subordinated notes (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 256,091 and 301,081 shares issuable upon conversion of the convertible subordinated notes at June 30, 2002 and 2001, respectively, and there were 4,591,547and 9,020,049 options and warrants outstanding in the aggregate at June 30, 2002 and 2001, respectively, that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the convertible subordinated notes and upon exercise of the options and warrants were not included in the computation of diluted net loss per share as they were antidilutive for all periods presented.

Revenue by Type

Revenue by type for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Advertising and marketing services	$9,415	$8,467	$24,036	$25,755
Subscription and premium products	1,614	952	2,614	2,156
Content licensing	—	1,650	—	3,300
International revenue	—	2,063	—	4,219

	$11,029	$13,132	$26,650	$35,430

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)—(Continued)

Barter transactions, in which the Company receives advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 14% and 26% of total revenue for the three months ended June 30, 2002 and 2001, respectively. Barter transactions accounted for approximately 15% and 25% of total revenue for the six months ended June 30, 2002 and 2001, respectively. Barter transactions are recorded on a basis consistent with similar recent cash transactions of the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. The Company expects barter advertising revenue, along with the related offsetting marketing expense, to decrease in the remaining half of the year due to fewer available barter arrangements satisfactory to the Company. In future periods, management intends to maximize cash advertising revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion, accounted for approximately 8% of total revenue for the three and six months ended June 30, 2001. The Company had no equity related revenue in 2002. Equity related revenue in 2001 was primarily generated from one agreement, which expired in June 2001. The Company does not expect to have any equity related revenue in future periods, unless the Company enters into new agreements.

Restructuring Charge

In April 2001, the Company announced that it had implemented several cost-saving initiatives. Additional initiatives were implemented in October 2001. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a substantial reduction in the Company’s domestic workforce. Severance and rent payments relating to this cost restructuring plan were approximately $26 and $100 for the three and six months ended June 30, 2002, respectively, with a remaining accrual balance at June 30, 2002 of $89.

In April 2002, the Company announced the resignation of its chief technology officer and the expansion of responsibilities of its president of product development. As part of this change in personnel, the Company further integrated its fantasy sports operations into its other operations and technology departments and eliminated approximately twenty-five redundant positions. As a result of this reorganization, the Company recorded approximately $1,398 in restructuring charges during the three months ended June 30, 2002 consisting of severance payments and related benefits. Payments during the three months ended June 30, 2002 were $466 with a remaining accrual balance as of June 30, 2002 of $932.

Sports.com

On July 17, 2001, the Company’s subsidiary, Sports.com Limited (“Sports.com”), raised approximately $13,000 in equity funding from its existing investors including the Company. After giving effect to the funding, the Company’s fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, was approximately 30%. As a result of the Company’s reduced ownership interest in Sports.com and a reduction in the Company’s representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 the Company ceased consolidating the results of Sports.com and began accounting for its investment in Sports.com under the equity method of accounting. After July 17, 2001, the Company no longer recorded any losses generated by Sports.com as its investment had been reduced to zero and the Company had no future obligation to provide funding to Sports.com. Sports.com’s revenue, expenses and minority interest are included in the unaudited Consolidated Statements of Operations of the Company for the three and six months ended June 30, 2001.

On May 31, 2002, Sports.com was placed into administration, a procedure in the U.K. pursuant to which a court-appointed administrator assumes day-to-day control of a company in order to determine whether a business should be reorganized, sold or liquidated. The Company owned approximately 30% of Sports.com as of June 30, 2002, which has been carried at a zero cost basis on the Company’s financial statements since July 17, 2001.

In July 2002, the Company terminated its inter-company agreement with Sports.com, pursuant to which, among other things, the Company licensed the sports.com domain to Sports.com. Separately, the Company sold the rights to the sports.com domain to an unrelated third party. The effect on the Company’s financial condition or business operations is not expected to be material.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)—(Continued)

(3) PRO FORMA CONSOLIDATED FINANCIAL INFORMATION:

As discussed in Note 2, the Company began accounting for its investment in Sports.com under the equity method of accounting as of July 17, 2001. The pro forma results for the three and six months ended June 30, 2001, assuming the deconsolidation occurred as of January 1, 2001 are set forth below along with the corresponding actual results for the three and six months ended June 30, 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
		(pro forma)		(pro forma)
	2002	2001	2002	2001
REVENUE	$11,029	$11,069	$26,650	$31,211
COST OF REVENUE	5,202	4,273	10,091	11,157

GROSS PROFIT	5,827	6,796	16,559	20,054
OPERATING EXPENSES:
Product development	551	462	1,172	983
Sales and marketing:
Amortization of equity issued to Viacom for promotion	6,322	5,072	12,643	10,144
Other	5,980	8,172	13,530	19,145
General and administrative	5,137	6,017	10,713	13,041
Depreciation and amortization	2,679	6,015	5,607	11,888
Restructuring charges	1,398	985	1,398	985

Total operating expenses	22,067	26,723	45,063	56,186

LOSS FROM OPERATIONS	(16,240)	(19,927)	(28,504)	(36,132)
INTEREST EXPENSE	(227)	(267)	(455)	(543)
INTEREST AND OTHER INCOME, net	185	873	396	2,173

NET LOSS	$(16,282)	$(19,321)	$(28,563)	$(34,502)

(4) ACQUISITIONS OF DAEDALUS WORLD WIDE CORPORATION AND DBC SPORTS:

The Company acquired Daedalus World Wide Corporation in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880, which was amortized over an estimated life of seven years. In the fourth quarter of 2000, a $12,000 liability, included in accounts payable at December 31, 2000, was recorded pursuant to the purchase agreement, which provided for additional consideration contingent upon the acquired company meeting certain performance thresholds. During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of $6,000 of the liability and during the fourth quarter of 2001, 2,195,968 shares of common stock were issued in satisfaction of the remaining $6,000 liability. In addition, the Company recognized a goodwill write-down during the year ended December 31, 2001 of $17,000 to adjust its investment in Daedalus World Wide Corporation to its estimated fair value. The Company’s assessment of its goodwill investment was based on historical operations, undiscounted future cash flows and the market values of similar entities.

In April 2000, the Company, through its wholly owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation (“DBC”) in exchange for 277,152 shares of the Company’s common stock (the “Consideration Shares”). Pursuant to the terms of the purchase agreement, the Company guaranteed that the Consideration Shares would have a value equal to or greater than $12,500 on March 31, 2001 (the “Guaranteed Proceeds”). On April 6, 2001, due to the decline in the trading price of the Company’s common

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)

(4) ACQUISITIONS OF DAEDALUS WORLD WIDE CORPORATION AND DBC SPORTS:—(Continued)

stock, the Company fulfilled its obligation to DBC by purchasing the Consideration Shares for $12,500. The Consideration Shares were cancelled and retired in April 2001. DBC Sports originates and sells odds and other statistical data to certain Las Vegas casinos. In December 2001, the Company recorded a goodwill write-down of $4,600 to adjust the value of its investment in DBC to its estimated fair value.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, which the Company completed in May 2002, screens for impairment; while the second phase (if necessary), required to be completed by June 30, 2002, measures the impairment. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, and its first phase impairment analysis found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002. Goodwill amortization expense for the three and six months ended June 30, 2001 was $1,786 and $4,460, respectively. If SFAS No. 142 had been effective in 2001 and goodwill had not been subject to amortization, the Company’s net loss would have been $25,594 and $46,741 for the three and six months ended June 30, 2001, respectively, and the loss per share would have been $0.94 and $1.73 for the three and six months ended June 30, 2001, respectively.

(5) COMMITMENTS AND CONTINGENCIES:

In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities, the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001, and agreed to issue shares of common stock valued at $100,000 between 2002 and 2006. The agreement provides that the Company shall issue to CBS a number of shares of its common stock having a fair market value of $20,000 each year for five years commencing on January 1, 2002, based on the average of the closing prices of the common stock on the Nasdaq National Market for each five day period ending on the day prior to the applicable issue dates. Pursuant to this agreement, in January 2002 the Company issued 6,882,312 shares of common stock valued at $20,000 to CBS.

In July 2001, the Company entered into an agreement with the National Football League (the “NFL”), CBS and America Online, Inc. (the “NFL Agreement”). The Company is responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement, $2,612 has been paid as of June 30, 2002, and the Company is obligated to make additional payments totaling $21,437 as follows: $2,437 for the balance of the payment due for the second year ending July 2003; $6,000 for each of the third and fourth years ending July 2004 and July 2005; and $7,000 for the fifth year ending July 2006. In addition, in July 2001 the Company issued to the NFL 350,000 shares of the Company’s common stock and is obligated to make additional payments in cash or stock, at the Company’s option, equal to $1,333 and $2,667 in 2003 and 2004, respectively. The Company is amortizing its total cost of the rights fee to sales and marketing expense on a straight-line basis over the five-year term of the NFL Agreement.

In July 2001, the Company extended its agreement with America Online, Inc. (the “AOL Extension”). Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000 in cash upon execution of the AOL Extension and on July 18, 2002 issued 1,942,525 shares of common stock with a value equal to $2,000. The Company is obligated to make an additional payment in cash and/or stock, at the Company’s option, equal to $1,000 in 2003. The Company is amortizing the costs of the AOL Extension to sales and marketing expense on a straight-line basis over the approximate five-year term of the agreement.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)

(5) COMMITMENTS AND CONTINGENCIES:—(Continued)

Under the terms of the Company’s agreement with the PGA TOUR, the Company became obligated as of July 1, 2002, to make an additional license fee payment in cash of $2,000 to the PGA TOUR in January 2003. The Company will amortize the cost of such payment to operating expense over that year.

In July 2002, the Company entered into an agreement with a third party vendor to purchase approximately $1,000 worth of computer hardware over the next three years. This purchase is part of the Company’s plan to continue to invest in equipment related to the growth of the business.

In November 2001, Sandbox.com, Inc. (“Sandbox”) filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida, alleging that the Company breached an agreement and plan of merger to acquire Sandbox (the “Merger Agreement”), misappropriated trade secrets, breached fiduciary duties, and was unjustly enriched as a consequence of alleged transfers of assets and proprietary information. The Company in its Answer and Affirmative Defenses and Claim of Right to Setoff asserts that it was within its contractual rights to terminate the Merger Agreement and otherwise denies the substantive claims set forth in Sandbox’s complaint, claims a $600 set off for Sandbox’s breach of the Merger Agreement, and has filed a counterclaim against Sandbox and a third party complaint against another party for fraud in the inducement relating to the Merger Agreement and a related Consulting Agreement. The case is in the pre-trial discovery phase, and no trial date or pretrial order has yet been set by the court. The Company believes the claim by Sandbox is without merit and intends to vigorously defend itself in this action and to pursue its counterclaim against Sandbox and its claims against the third party defendant.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

(6) RECENTLY ISSUED ACCOUNTING STANDARDS:

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supercede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements of No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections, which is generally applicable to financial statements for fiscal years beginning after May 15, 2002; however, early adoption is encouraged. SFAS No. 145 eliminates the requirement under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt to report gains and losses from extinguishments of debt as extraordinary items in the income statement. The Company has adopted SFAS No. 145 and will accordingly reclassify the extraordinary gains of $2,404 and $36,027 which occurred from its extinguishment of debt in the fourth quarter of 2001 and third and fourth quarters of 1999, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company’s products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company’s Securities and Exchange Commission filings, including those discussed under the caption “Risk Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Recent Developments

In May 2002, Sports.com Limited (“Sports.com”) was placed into administration, a procedure in the U.K. pursuant to which a court-appointed administrator assumes day-to-day control to determine whether a business should be reorganized, sold or liquidated. The Company currently owns approximately 30% of Sports.com, which has been carried at a zero basis on the Company’s financial statements since July 2001. In July 2002, the Company terminated its inter-company agreement with Sports.com pursuant to which, among other things, the Company licensed the sports.com domain to Sports.com. Separately, the Company sold the rights to the sports.com domain to an unrelated third party. Such actions did not have a material effect on the financial condition or business operations of the Company.

In June 2002, the Company announced the dismissal of Arthur Andersen LLP as the Company’s independent auditors and the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the year ending December 31, 2002.

In June 2002, the Company announced that its board of directors authorized the Company to repurchase up to $2,000,000 of the Company’s outstanding common stock. Shares may be purchased from time to time on the open market at prevailing market prices or in privately negotiated transactions.

In July 2002, pursuant to the payment terms of the Company’s agreement with America Online, Inc., the Company issued to AOL 1,942,525 shares of its common stock with a value of $2,000,000.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. If the Company’s analysis indicates a possible impairment exists, it is required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows.

•
As described below under Recent Accounting Pronouncements, effective January 1, 2002, the Company is required at least annually to test for impairment of goodwill. Management believes its estimates and judgments have been reasonable in determining whether the Company’s goodwill has been impaired. If, however, there was a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize an impairment charge.

Results of Operations

Sports.com Deconsolidation

On July 17, 2001, the Company’s subsidiary, Sports.com, raised approximately $13,000,000 in equity funding from its existing investors including the Company. After giving effect to the funding, the Company’s fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, decreased to approximately 30%. As a result of the Company’s reduced ownership interest in Sports.com and a reduction in the Company’s representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 the Company ceased consolidating the results of Sports.com and began accounting for its investment in Sports.com under the equity method of accounting. After July 17, 2001, the Company no longer recorded any losses generated by Sports.com as its investment had been reduced to zero and the Company had no future obligation to provide funding to Sports.com. On May 31, 2002, Sports.com was placed into administration, a procedure in the U.K. pursuant to which a court-appointed administrator assumes day-to-day control of a company in order to determine whether a business should be reorganized, sold or liquidated and in July 2002 the Company’s inter-company agreement with Sports.com was terminated. For comparative purposes, the tables below set forth the financial results for SportsLine.com and Sports.com separately for the three and six months ended June 30, 2001 along with the corresponding actual results for June 30, 2002, which as stated above, do not include the results of Sports.com.

	Three Months Ended June 30,
	(in 000’s)
	2002	2001
		SportsLine.com	Sports.com	Total
Revenue:
Advertising and marketing services	$9,415	$8,467	$1,118	$9,585
Subscription and premium products	1,614	952	—	952
Content licensing	—	1,650	945	2,595

Total revenue	11,029	11,069	2,063	13,132
Cost of revenue	5,202	4,273	3,899	8,172

Gross profit (loss)	5,827	6,796	(1,836)	4,960
Operating expenses:
Product development	551	462	—	462
Sales and marketing:
Amortization of equity issued to Viacom for promotion	6,322	5,072	—	5,072

	Three Months Ended June 30,
	(in 000’s)
	2002	2001
		SportsLine.com	Sports.com	Total
Other	5,980	8,172	2,699	10,871
General and administrative	5,137	6,017	2,817	8,834
Depreciation and amortization	2,679	6,015	751	6,766
Restructuring charges	1,398	985	—	985

Total operating expenses	22,067	26,723	6,267	32,990

Loss from operations	(16,240)	(19,927)	(8,103)	(28,030)
Loss on equity investments	—	(3)	—	(3)
Net interest and other income (expense)	(42)	609	44	653

Net loss	$(16,282)	$(19,321)	$(8,059)	$(27,380)

	Six Months Ended June 30,
	(in 000’s)
	2002	2001
		SportsLine.com	Sports.com	Total
Revenue:
Advertising and marketing services	$24,036	$25,755	$2,100	$27,855
Subscription and premium products	2,614	2,156	—	2,156
Content licensing	—	3,300	2,119	5,419

Total revenue	26,650	31,211	4,219	35,430
Cost of revenue	10,091	11,157	8,178	19,335

Gross profit (loss)	16,559	20,054	(3,959)	16,095
Operating expenses:
Product development	1,172	983	—	983
Sales and marketing:
Amortization of equity issued to Viacom for promotion	12,643	10,144	—	10,144
Other	13,530	19,145	5,834	24,979
General and administrative	10,713	13,041	5,747	18,788
Depreciation and amortization	5,607	11,888	1,520	13,408
Restructuring charges	1,398	985	—	985

Total operating expenses	45,063	56,186	13,101	69,287

	Six Months Ended June 30,
	(in 000’s)
	2002	2001
		SportsLine.com	Sports.com	Total
Loss from operations	(28,504)	(36,132)	(17,060)	(53,192)
Loss on equity investments	—	(28)	—	(28)
Net interest and other income (expense)	(59)	1,658	361	2,019

Net loss	$(28,563)	$(34,502)	$(16,699)	$(51,201)

Revenue

Total revenue for the three months ended June 30, 2002 was $11,029,000 compared to $13,132,000 for the three months ended June 30, 2001. Total revenue for the six months ended June 30, 2002 was $26,650,000 compared to $35,430,000 for the six months ended June 30, 2001. Advertising and marketing services revenue for the three months ended June 30, 2002 was $9,415,000 compared to $9,585,000 for the three months ended June 30, 2001. Advertising and marketing services revenue for the six months ended June 30, 2002 was $24,036,000 compared to $27,855,000 for the six months ended June 30, 2001. Advertising revenue is derived primarily from the sale of advertising on the Company’s Web sites as well as the sale of advertising on Web sites operated by the Company. Advertising includes, among other forms, banner advertisements and sponsorships. The Company derives marketing services revenue from third party Web sites it promotes, hosts, or produces. Advertising and marketing services revenue for the three months ended June 30, 2002 and 2001 represented 85% and 73% of total revenue, respectively, and for the six months ended June 30, 2002 and 2001 represented 90% and 79%, respectively. The decrease in advertising and marketing services revenue in the second quarter was primarily due to the deconsolidation of Sports.com and the resulting exclusion of Sports.com revenue in 2002, and to a lesser extent, the continued overall weakness in the domestic advertising market. International advertising revenue generated by Sports.com accounted for $1,118,000, or 12% of total advertising revenue, during the three months ended June 30, 2001 and accounted for $2,100,000 or 8% of total advertising revenue, for the six months ended June 30, 2001.

Subscription and premium products revenue increased $662,000 in the three months ended June 30, 2002 compared to the same period in 2001 and increased $458,000 for the six months ended June 30, 2002 compared to the same period in 2001. During the 2001 Major League Baseball season the Company offered its fantasy products and services for free instead of for a subscription fee. For the 2002 Major League Baseball season, the Company charged a $99.95 fee per league for its Baseball Commissioner league management service and fees of between $29.95 and $99.95 for its other premium fantasy baseball products. The conversion of the Company’s fantasy baseball league management product back to a fee-based product resulted in approximately $1.5 million in billings, which is being, and will be, recognized as revenue primarily in the three months ended June 30, 2002 and the three months ending September 30, 2002. Approximately 12,000 paid leagues have been formed and more than 8,000 fantasy baseball teams have been formed for the Company’s other premium pay products. The Company launched its fee-based fantasy football products for the 2002 NFL season in July 2002 with prices of $139.95 for its Football Commissioner league management service and fees of between $29.95 and $249.95 for its other premium fantasy football products. Management expects that revenue from its 2002 fantasy football products will be at least two to three times the revenue generated from the sales of its 2002 fantasy baseball products. Offsetting the increase in fantasy revenue was a decrease in sales of statistical data.

Content licensing revenue was zero in the three and six months ended June 30, 2002 compared to $2,595,000 and $5,419,000 for the three and six months ended June 30, 2001, respectively. The decrease in content licensing revenue was due to the replacement in July 2001 of the Company’s previous agreement with AOL, under which the Company had realized barter content licensing revenue and, to a lesser extent, content licensing revenue generated by Sports.com. The Company does not expect content licensing revenue to be significant in future periods, unless the Company enters into new content licensing agreements.

As of June 30, 2002, the Company had deferred revenue of $2,084,000 relating to cash and receivables for which services had not yet been provided, including $770,000 relating to paid fantasy baseball products, which will be recorded as revenue in the third quarter of 2002.

Barter transactions, in which the Company receives advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 14% and 26% of total revenue for the three months ended June 30, 2002 and 2001, respectively. Barter transactions accounted for approximately 15% and 25% of total revenue for the six months ended June 30, 2002 and 2001, respectively. Included in the 2001 amount is $1,650,000 for the three months ended June 30, 2001 and $3,300,000 for the six months ended June 30, 2001 related to the Company’s previous agreement with AOL. As noted above, under the current AOL agreement the Company no longer recognizes barter revenue. Additionally, the Company expects barter advertising revenue, along with the related dollar-for-dollar offsetting marketing expense, to decrease in the remaining half of the year from historical levels due to fewer available barter arrangements satisfactory to the Company. In future periods, management intends to maximize cash advertising revenue, although the Company may enter into barter relationships when deemed appropriate.

Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 8% of total revenue for the three and six months ended June 30, 2001. The Company had no equity related revenue in 2002. Equity related revenue in 2001 was primarily related to one agreement, which expired in June 2001. The Company does not expect to have equity related revenue in future periods, unless the Company enters into new agreements.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2002 and 2001 was $5,202,000 and $8,172,000, respectively. Cost of revenue for the six months ended June 30, 2002 and 2001 was $10,091,000 and $19,335,000, respectively. Consolidated cost of revenue decreased overall in the three months ended June 30, 2002 primarily due to the deconsolidation of Sports.com. Domestic cost of revenue increased in the three months ended June 30, 2002 primarily due to the increase in revenue sharing expense associated with the PGA TOUR agreement related to increased advertising revenue from PGATOUR.com. Cost of revenue decreased in the six months ended June 30, 2002 compared to 2001 mainly due to decreased expenses associated with the restructuring programs initiated in 2001 and 2002 as well as the deconsolidation of Sports.com. For the three months ended June 30, 2001, Sports.com accounted for $3,899,000, or 48%, of cost of revenue, and for the six months ended June 30, 2001 accounted for $8,178,000, or 42%, of cost of revenue. As a percentage of revenue, cost of revenue decreased to 47% for the three months ended June 30, 2002 from 62% for the three months ended June 30, 2001 and decreased to 38% for the six months ended June 30, 2002 from 55% for the six months ended June 30, 2001.

Operating Expenses

Product Development. For the three months ended June 30, 2002 and 2001, product development expense was $551,000 and $462,000, respectively. For the six months ended June 30, 2002 and 2001, product development expense was $1,172,000 and $983,000, respectively. The increase in product development expense in the three and six months ended June 30, 2002 is primarily the result of increased product development personnel and consultants related to the Company’s agreement to produce NFL.com. These additional costs were partially offset by lower costs from the Company’s restructuring program. The Company believes that to remain competitive, it must continue to invest in the development of proprietary sports information and entertainment applications, services, technologies, interfaces and content. Consequently, the Company intends to continue to invest resources in product development. As a percentage of revenue, product development expense increased to 5% from 4% for the three months ended June 30, 2002 and 2001, respectively and increased to 4% from 3% for the six months ended June 30, 2002 and 2001, respectively.

Amortization of equity issued to Viacom for promotion. Amortization of equity issued to Viacom for promotion expense consists of the amortization expense for the Company’s agreements with two Viacom-related entities pursuant to which the Company issued equity instruments in exchange for advertising and promotion. For the three months ended June 30, 2002 and 2001, amortization of equity issued to Viacom for promotion was $6,322,000 and $5,072,000, respectively. For the six months ended June 30, 2002 and 2001 amortization of equity issued to Viacom was $12,643,000 and $10,144,000, respectively. Pursuant to the Company’s promotion and licensing agreement with CBS, the Company issued shares of common stock and warrants to purchase shares of common stock and expensed $5,571,000 and $11,142,000 for the three and six months ended June 30, 2002, primarily related to advertising and promotion on CBS. Additionally, the Company expensed $750,000 and $1,500,000 for the three and six months ended June 30, 2002 related to shares of common stock issued to Westwood One, Inc. in exchange for promotion and programming. These expenses were classified as depreciation and amortization expense in prior periods; 2001 amounts have been reclassified in the accompanying financial statements to conform to current-year presentation as sales and marketing expense. As a percentage of revenue, amortization of equity issued to Viacom for promotion increased to 57% for the three months ended June 30, 2002 from 39% for the three months ended June 30, 2001 and increased to 47% for the six months ended June 30, 2002 from 29% for the six months ended June 30, 2001. The Company expects the portion of amortization expense related to the Westwood One, Inc. agreement to be eliminated in future periods due to the expiration of the Company’s current agreement with Westwood One on August 1, 2002. The Company may extend or enter into a new agreement with Westwood One; however management expects that any such agreement will not provide for the issuance of additional equity.

Other Sales and Marketing. For the three months ended June 30, 2002 and 2001, other sales and marketing expense was $5,980,000 and $10,871,000, respectively. For the six months ended June 30, 2002 and 2001, other sales and marketing expense was $13,530,000 and $24,979,000, respectively. The decrease in other sales and marketing expense was primarily due to deconsolidation of Sports.com. In addition, other sales and marketing expense decreased due to the replacement of the Company’s agreement with AOL at a lower cost, decreased barter expense and decreased advertising and payroll expenses due to the Company’s 2001 cost restructuring program. These decreases were partially offset by additional costs associated with the NFL agreement. For the three months ended June 30, 2001, Sports.com accounted for $2,699,000 or 25% of other sales and marketing expense. For the six months ended June 30, 2001 Sports.com accounted for $5,834,000 or 23% of other sales and marketing expense. Barter transactions accounted for approximately 26% and 31% of other sales and marketing expense for the three months ended June 30, 2002 and 2001, respectively, and accounted for 29% and 35% of other sales and marketing expense for the six months ended June 30, 2002 and 2001, respectively. As a percentage of revenue, other sales and marketing expense decreased to 54% for the three months ended June 30, 2002 from 83% for the three months ended June 30, 2001 and decreased to 51% for the six months ended June 30, 2002 from 71% for the six months ended June 30, 2001.

General and Administrative. General and administrative expense for the three months ended June 30, 2002 and 2001 was $5,137,000 and $8,834,000, respectively. General and administrative expense for the six months ended June 30, 2002 and 2001 was $10,713,000 and $18,788,000, respectively. The decrease in general and administrative expense in the three and six months ended June 30, 2002 was primarily attributable to reduced payroll expense and professional fees as a result of the Company’s ongoing cost restructuring program as well as the deconsolidation of Sports.com. For the three months ended June 30, 2001, Sports.com accounted for $2,817,000 or 32% of general and administrative expense, and accounted for $5,747,000 or 31% for the six months ended June 30, 2001. As a percentage of revenue, general and administrative expense decreased to 47% for the three months ended June 30, 2002 from 67% for the three months ended June 30, 2001 and decreased to 40% for the six months ended June 30, 2002 from 53% for the six months ended June 30, 2001.

Depreciation and Amortization. Depreciation and amortization expense was $2,679,000 and $6,766,000 for the three months ended June 30, 2002 and 2001, respectively and was $5,607,000 and $13,408,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in depreciation and amortization expense in 2002 compared to 2001 was due primarily to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002. Goodwill is no longer subject to amortization, but instead will be reviewed for impairment and, if deemed necessary, written down and charged to results of operations. During the six months ended June 30, 2002 the Company completed the first phase impairment analysis and found no instances of impairment of the Company’s recorded goodwill. Depreciation and amortization also decreased due to the expiration of the equity portion of the AOL agreement and, to a lesser extent, due to the deconsolidation of Sports.com. In previous reports, amortization of equity issued to Viacom for promotion was included in depreciation and amortization. Commencing in 2002, this expense has been reclassified in the accompanying financial statements from depreciation and amortization to its own line item within sales and marketing expense; accordingly, 2001 amounts have been reclassified to conform to current year presentation.

Restructuring Charges. The Company has recognized non-recurring charges related to severance pay and termination of leases of $1,398,000 and $985,000 for the three months ended June 30, 2002 and 2001, respectively. In the three months ended June 30, 2002, the restructuring charge related to the integration of the Company’s fantasy sports operations staff into its other operations and technology departments and the elimination of redundant positions. In the three months ended June 30, 2001 the restructuring charge related to the implementation of several cost-saving initiatives, most significantly in the areas of discretionary marketing and a significant reduction in the Company’s domestic workforce.

Interest Expense. Interest expense was $227,000 for the three months ended June 30, 2002 compared to $268,000 for the three months ended June 30, 2001. Interest expense was $455,000 for the six months ended June 30, 2002 compared to $544,000 for the six months ended June 30, 2001. The decrease in interest expense was primarily due to the repurchase in the fourth quarter of 2001 of approximately $2,930,000 principal amount of the Convertible Subordinated Notes.

Interest and Other Income, Net. Interest and other income, net for the three months ended June 30, 2002 was $185,000 compared to $918,000 for the three months ended June 30, 2001. Interest and other income, net for the six months ended June 30, 2002 was $396,000 compared to $2,535,000 for the six months ended June 30, 2001. The decrease was primarily attributable to a lower invested cash balance and lower interest rates.

Liquidity and Capital Resources

As of June 30, 2002, the Company’s primary source of liquidity consisted of $9,708,000 in cash and cash equivalents, $16,187,000 in current marketable securities, which mature at various dates from July 2002 to August 2002, and $10,508,000 in noncurrent marketable securities, which have an average maturity between one year and eighteen months. The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. However, the Company expects to continue to incur operating losses for at least the next twelve months.

As of June 30, 2002, current deferred advertising and content costs totaled $12,286,000, which represented costs related to the CBS Agreement that will be amortized to sales and marketing expense during 2002. Long-term deferred advertising and content costs related to the CBS agreement totaled $8,000,000. These costs represent the value of common stock warrants issued in 1999 in consideration of the extension of the CBS Agreement. Accrued liabilities totaled $14,370,000 as of June 30, 2002, an increase of $1,267,000 from December 31, 2001, primarily due to increases in accrued payments to the NFL and the PGA TOUR and accrued restructuring costs offset by decreases in accrued CBS revenue splits, payments to the NBA and cash prizes and awards.

Net cash used in operating activities was $9,247,000 and $29,335,000 for the six months ended June 30, 2002 and 2001, respectively. Excluding Sports.com, in the six months ended June 30, 2001, net cash used in operating activities, was $11,907,000. The principal uses of cash for the six months ended June 30, 2002 were to fund the Company’s net loss of $28,563,000 offset by adjustments to net loss not affecting cash flow of $19,399,000. The adjustments to net loss to determine cash flow consisted principally of the amortization of equity issued to Viacom for promotion ($12,643,000) and depreciation and amortization ($5,607,000). The principal uses of cash for the six months ended June 30, 2001 were to fund the Company’s net loss of $51,201,000 and changes in working capital of $2,229,000, offset by adjustments to net loss not affecting cash flow of $24,095,000.

Net cash used in investing activities was $11,264,000 and net cash provided by investing activities was $49,017,000 for the six months ended June 30, 2002 and 2001, respectively. Investing activities consisted primarily of the purchase of marketable securities during the six months ended June 30, 2002 and to a lesser extent the purchases of property and equipment. Investing activities during the six months ended June 30, 2001 consisted primarily of the sale of marketable securities offset by purchases of intangible assets and to a lesser extent purchases of property and equipment.

Net cash used in financing activities was $103,000 and $12,310,000 for the six months ended June 30, 2002 and 2001, respectively. Financing activities during the six months ended June 30, 2002 consisted primarily of the repurchase of restricted shares of common stock from a former employee. Financing activities during the six months ended June 30, 2001 consisted mainly of the repurchase of certain shares issued in connection with the acquisition of the DBC Sports division of Data Broadcasting Corporation.

The Company anticipates purchasing approximately $1.0 million of property and equipment during the remainder of 2002, primarily computer equipment related to the growth of the business. Included in this amount, is a portion of the Company’s commitment to purchase approximately $1.0 million of equipment over the next three years from a third party vendor. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

Seasonality

The Company expects that its revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics, the Ryder Cup and the World Cup, although such events do not occur every year. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major U.S. sporting events. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse effect on the Company’s business, results of operations and financial condition.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, which the Company completed in May 2002, screens for impairment; while the second phase (if necessary), required to be completed by June 30, 2002, measures the impairment. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 is effective for fiscal years beginning after June 30, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, and its first phase impairment analysis found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supercede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements of No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections, which is generally applicable to financial statements for fiscal years beginning after May 15, 2002; however, early adoption is encouraged. SFAS No. 145 eliminates the requirement under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt to report gains and losses from extinguishments of debt as extraordinary items in the income statement. The Company has adopted SFAS No. 145 and will accordingly reclassify the extraordinary gains of $2,404,000 and $36,027,000 which occurred from its extinguishment of debt in the fourth quarter of 2001 and third and fourth quarters of 1999, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, Sandbox.com, Inc. (“Sandbox”) filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida, alleging that the Company breached an agreement and plan of merger to acquire Sandbox (the “Merger Agreement”), misappropriated trade secrets, breached fiduciary duties, and was unjustly enriched as a consequence of alleged transfers of assets and proprietary information. The Company in its Answer and Affirmative Defenses and Claim of Right to Setoff asserts that it was within its contractual rights to terminate the Merger Agreement and otherwise denies the substantive claims set forth in Sandbox’s complaint, claims a $600,000 set off for Sandbox’s breach of the Merger Agreement, and has filed a counterclaim against Sandbox and a third party complaint against another party for fraud in the inducement relating to the Merger Agreement and a related consulting agreement. The case is in the pre-trial discovery phase, and no trial date or pretrial order has yet been set by the court. The Company believes the claim by Sandbox is without merit and intends to vigorously defend itself in this action and to pursue its counterclaim against Sandbox and its claims against the third party defendant.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2002 Annual Meeting of Stockholders on June 12, 2002. There were 36,101,489 shares of Common Stock entitled to vote at the meeting and a total of 33,388,576 shares were represented at the meeting in person or by proxy. Following are descriptions of the matters voted on and the results of such meeting:

Election of Directors

	Total Vote For Each Director	Total Votes Withheld
Thomas Cullen	33,329,401	59,175
Richard B. Horrow	33,351,591	36,985
Russell I. Pillar	33,341,052	47,524

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 99.1	Certification of Michael Levy Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2	Certification of Kenneth W. Sanders Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

On April 23, 2002, the Company filed a Report on Form 8-K to announce that Peter Pezaris would take on expanded duties following the resignation of Dan Leichtenschlag, president of operations/chief technology officer.

On June 3, 2002, the Company filed a Report on Form 8-K to announce that Sports.com Limited was placed into administration, a procedure in the U.K. pursuant to which a court-appointed administrator assumes day-to-day control to determine whether a business should be reorganized, sold or liquidated.

On June 6, 2002, the Company filed a Report on Form 8-K to announce the dismissal of Arthur Andersen LLP as the Company’s independent auditors and the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the year ending December 31, 2002. This Form 8-K was amended by the filing of a Form 8-K/A on June 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002
SPORTSLINE.COM, INC. (Registrant)

/S/ MICHAEL LEVY
Michael Levy President and Chief Executive Officer

/S/ KENNETH W. SANDERS
Kenneth W. Sanders Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

Exhibit 99.1	Certification of Michael Levy Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2	Certification of Kenneth W. Sanders Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.