Form 10-Q
period 2002-09-30
SPORTSLINE COM INC
filed 2002-11-13
CIK 945688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-23337

SPORTSLINE.COM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-0470894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 W. Cypress Creek Road Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

(954) 351-2120
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of November 4, 2002: 38,182,524

Page 1 of 26 Pages

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	(unaudited)
	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,739	$30,322
Marketable securities	6,803	15,713
Deferred advertising and content costs	7,286	2,286
Accounts receivable, net	8,450	6,927
Prepaid expenses and other current assets	2,671	7,643

Total current assets	51,949	62,891

NONCURRENT MARKETABLE SECURITIES	10,470	—
NONCURRENT DEFERRED ADVERTISING AND CONTENT COSTS	7,428	9,143
PROPERTY AND EQUIPMENT, net	8,621	12,069
GOODWILL	20,861	20,861
OTHER ASSETS	7,385	8,000

	$106,714	$112,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$619	$968
Accrued liabilities	18,459	13,103
Deferred revenue	9,030	2,640

Total current liabilities	28,108	16,711

OTHER LONG-TERM LIABILITIES	—	407
CONVERTIBLE SUBORDINATED NOTES	16,678	16,678

Total liabilities	44,786	33,796

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 38,182,299 and 29,218,936 issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	381	292
Deferred compensation costs	(1,227)	(1,860)
Additional paid-in capital	379,418	357,434
Accumulated deficit	(316,644)	(276,698)

Total stockholders’ equity	61,928	79,168

	$106,714	$112,964

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE	$15,526	$13,601	$42,176	$49,031
COST OF REVENUE	6,635	7,255	16,726	26,590

GROSS PROFIT	8,891	6,346	25,450	22,441
OPERATING EXPENSES:
Product development	500	468	1,672	1,451
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,821	5,072	18,464	15,216
Other	5,414	9,219	18,943	34,198
General and administrative	5,025	6,535	15,738	25,323
Depreciation and amortization	3,082	6,224	8,689	19,632
Write-down of goodwill	—	17,000	—	17,000
Restructuring charges	1,101	—	2,499	985

Total operating expenses	20,943	44,518	66,005	113,805

LOSS FROM OPERATIONS	(12,052)	(38,172)	(40,555)	(91,364)
INTEREST EXPENSE	(228)	(267)	(683)	(811)
INTEREST AND OTHER INCOME, net	176	584	572	3,119
EFFECT OF DECONSOLIDATION OF SPORTS.COM	—	41,739	—	41,739

NET INCOME (LOSS) BEFORE TAX BENEFIT	(12,104)	3,884	(40,666)	(47,317)

TAX BENEFIT	720	—	720	—

NET INCOME (LOSS)	$(11,384)	$3,884	$(39,946)	$(47,317)

EARNINGS (LOSS) PER SHARE—BASIC AND DILUTED	$(0.30)	$0.14	$(1.09)	$(1.72)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING—
BASIC	37,654,010	28,367,690	36,610,606	27,436,728

DILUTED	37,654,010	28,383,024	36,610,606	27,436,728

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share data)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 2001	29,218,936	$292	$357,434	$(1,860)	$(276,698)

Issuance of common stock pursuant to agreement with CBS	6,882,312	69	19,931	—	—

Issuance of common stock warrants pursuant to consulting agreements	—	—	6	—	—

Issuance of common stock pursuant to AOL agreement	1,945,525	19	1,981	—	—

Issuance of common stock pursuant to termination of consulting agreement	200,000	2	244	—	—

Issuance of common stock pursuant to the employee stock purchase plan	60,383	—	52	—	—

Repurchase of common stock	(24,700)	—	(25)	—	—

Repurchase of restricted shares of common stock	(106,398)	(1)	(209)	—	—

Issuance of common stock from exercise of employee options	6,241	—	4	—	—

Amortization of deferred compensation costs	—	—	—	633	—

Net loss	—	—	—	—	(39,946)	$(39,946)

Balances at September 30, 2002	38,182,299	$381	$379,418	$(1,227)	$(316,644)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,946)	$(47,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,689	19,632
Amortization of equity issued to Viacom for promotion	18,464	15,216
Other noncash expenses	1,576	900
Loss on equity investments	—	28
Write-down of goodwill	—	17,000
Effect of deconsolidation of Sports.com	—	(41,739)
Changes in operating assets and liabilities:
Accounts receivable	(1,865)	(4,682)
Prepaid expenses and other current assets	970	1,604
Accounts payable	(349)	1,149
Accrued liabilities	5,195	4,139
Deferred revenue	6,390	(107)

Net cash used in operating activities	(876)	(34,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales (purchases) of marketable securities, net	(1,560)	59,052
Purchases of property and equipment	(1,177)	(5,473)
Sales (purchases) of intangible assets	155	(6,158)
Acquisition of businesses	—	(74)
Investment in Sports.com	—	(5,000)
Cash effect of Sports.com deconsolidation	—	(3,743)
Net change in restricted cash	54	(417)

Net cash (used in) provided by investing activities	(2,528)	38,187

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock pursuant to acquisition of DBC Sports	—	(12,500)
Repurchase of shares of common stock	(235)	(1,012)
Net proceeds from issuance of common stock and exercise of common stock warrants and options	56	197

Repayment of capital lease obligations	—	(6)

Net cash used in financing activities	(179)	(13,321)

Net decrease in cash and cash equivalents	(3,583)	(9,311)
CASH AND CASH EQUIVALENTS, beginning of period	30,322	66,713

CASH AND CASH EQUIVALENTS, end of period	$26,739	$57,402

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$20,000	$—

Issuance of common stock pursuant to acquisition of subsidiary	$—	$6,341

Issuance of common stock pursuant to consulting agreement	$—	$267

Issuance of restricted shares to employees	$—	$2,026

Issuance of common stock pursuant to the NFL agreement	$—	$633

Issuance of common stock pursuant to the AOL agreement	$2,000	$—

Issuance of common stock pursuant to termination of consulting agreement	$246	$—

Issuance of common stock warrants pursuant to consulting agreement	$6	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	$491

Cash paid for income taxes	$31	$771

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)

(1)    NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

SportsLine.com, Inc. (“SportsLine.com” or the “Company”) was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995. SportsLine.com is a leading media company providing Internet sports content, community and e-commerce to sports enthusiasts worldwide. The Company’s content includes more than one million pages of multimedia sports information, entertainment and merchandise. The Company’s flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com as part of an exclusive promotional and content agreement with CBS Broadcasting Inc. (“CBS”) in March 1997. The Company has strategic relationships with CBS, Westwood One, the NFL, and the PGA TOUR and serves as the primary sports content provider for America Online. The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations; produces and offers fantasy league products, contests and other games: offers instant odds and picks on sporting events; and produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2002. Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major sporting events and sports seasons. In addition, the effect of such seasonal fluctuations could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the Ryder Cup, which do not occur every year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

Earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all convertible subordinated notes (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 256,091 shares issuable upon conversion of the convertible subordinated notes at September 30, 2002, and there were 4,875,859 options and warrants outstanding in the aggregate at September 30, 2002, that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the convertible subordinated notes and upon exercise of the options and warrants were not included in the computation of diluted net loss per share as they were antidilutive for the three and nine months ended September 30, 2002, and the nine months ended September 30, 2001. Dilutive common equivalent shares included in the diluted weighted average common and common equivalent shares outstanding for the three months ended September 30, 2001 totaled 15,334 and consisted of employee stock options using the treasury stock method.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)—(Continued)

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

Revenue by Type

Revenue by type for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Advertising and marketing services	$11,806	$12,029	$35,842	$37,784
Subscription and premium products	3,720	1,307	6,334	3,463
Content licensing	—	—	—	3,300
International revenue	—	265	—	4,484

	$15,526	$13,601	$42,176	$49,031

Barter transactions, in which the Company receives advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 4% and 14% of total revenue for the three months ended September 30, 2002 and 2001, respectively. Barter transactions accounted for approximately 11% and 22% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. Barter transactions are recorded on a basis consistent with similar recent cash transactions of the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. The Company expects barter advertising revenue, along with the related offsetting marketing expense, to decrease in future periods due to fewer available barter arrangements satisfactory to the Company. In future periods, management intends to maximize cash advertising revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion, accounted for approximately 1% and 7% of total revenue for the three and nine months ended September 30, 2001, respectively. The Company had no equity related revenue in 2002. Equity related revenue in 2001 was primarily generated from one agreement, which expired in June 2001. The Company does not expect to have any equity related revenue in future periods, unless the Company enters into new agreements.

Restructuring Charges

In April 2001, the Company began implementing several cost-saving initiatives, which continued into 2002. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a substantial reduction in the Company’s domestic workforce. Severance and rent payments relating to this cost restructuring plan were approximately $21 and $121 for the three and nine months ended September 30, 2002, respectively, with a remaining accrual balance at September 30, 2002 of $68.

In April 2002, the Company announced the resignation of its chief technology officer and the expansion of responsibilities of its president of product development. As part of this change in personnel, the Company further integrated its fantasy sports operations into its other operations and technology departments. In August 2002, the Company announced the resignation of its president of corporate and business development and integrated its business development and legal affairs departments into the sales and finance departments, respectively. As a result of these resignations and reorganization, the Company eliminated approximately twenty-seven redundant positions. The Company recorded approximately $1,101 in restructuring charges during the three months ended September 30, 2002 and $2,499 during the nine months ended September 30, 2002 consisting of severance payments and related benefits. Payments during the three and nine months ended September 30, 2002 were $417 and $883, respectively, with a remaining accrual balance as of September 30, 2002 of $1,514.

Sports.com

On July 17, 2001, the Company’s subsidiary, Sports.com Limited (“Sports.com”), raised approximately $13,000 in equity funding from its existing investors including $5,000 from the Company. After giving effect to the funding, the Company’s fully diluted ownership stake in Sports.com, including all outstanding warrants and

SPORTSLINE.COM, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)—(Continued)

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

management options, was approximately 30%. As a result of the Company’s reduced ownership interest in Sports.com and a reduction in the Company’s representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 the Company ceased consolidating the results of Sports.com and began accounting for its investment in Sports.com under the equity method of accounting. After July 17, 2001, the Company no longer recorded any losses generated by Sports.com as its investment had been reduced to zero and the Company had no future obligation to provide funding to Sports.com. Sports.com’s revenue, expenses and minority interest through July 17, 2001 are included in the unaudited Consolidated Statements of Operations of the Company for the three and nine months ended September 30, 2001.

On May 31, 2002, Sports.com was placed into administration, a procedure in the United Kingdom pursuant to which a court-appointed administrator assumes day-to-day control of a company in order to determine whether a business should be reorganized, sold or liquidated. The Company owned approximately 30% of Sports.com as of September 30, 2002, which has been carried at a zero cost basis on the Company’s financial statements since July 17, 2001.

In July 2002, the Company terminated its inter-company agreement with Sports.com, pursuant to which, among other things, the Company licensed the sports.com domain to Sports.com. Separately, the Company sold the rights to the sports.com domain to an unrelated third party. The effect on the Company’s financial condition and results of operations was not material.

Tax Benefit

The Company recognized a tax benefit of $720 during the third quarter of 2002 due to a change in tax laws during 2002 that resulted in a refund claim of Alternative Minimum Tax paid in the previous year.

(3)    PRO FORMA CONSOLIDATED FINANCIAL INFORMATION:

As discussed in Note 2, the Company began accounting for its investment in Sports.com under the equity method of accounting as of July 17, 2001. The pro forma results for the three and nine months ended September 30, 2001, assuming the deconsolidation occurred as of January 1, 2001, and excluding the effect of deconsolidation, are set forth below along with the corresponding actual results for the three and nine months ended September 30, 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
		(pro forma)		(pro forma)
	2002	2001	2002	2001
REVENUE	$15,526	$13,336	$42,176	$44,547
COST OF REVENUE	6,635	6,531	16,726	17,688

GROSS PROFIT	8,891	6,805	25,450	26,859
OPERATING EXPENSES:
Product development	500	468	1,672	1,451
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,821	5,072	18,464	15,216
Other	5,414	8,854	18,943	27,999
General and administrative	5,025	6,060	15,738	19,101
Depreciation and amortization	3,082	6,080	8,689	17,968
Write-down of goodwill	—	17,000	—	17,000
Restructuring charges	1,101	—	2,499	985

Total operating expenses	20,943	43,534	66,005	99,720

SPORTSLINE.COM, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)—(Continued)

(3)    PRO FORMA CONSOLIDATED FINANCIAL INFORMATION:—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
		(pro forma)		(pro forma)
	2002	2001	2002	2001
LOSS FROM OPERATIONS	(12,052)	(36,729)	(40,555)	(72,861)
INTEREST EXPENSE	(228)	(267)	(683)	(802)
INTEREST AND OTHER INCOME, net	176	584	572	2,749

NET LOSS BEFORE TAX BENEFIT	(12,104)	(36,412)	(40,666)	(70,914)

TAX BENEFIT	720	—	720	—

NET LOSS	$(11,384)	$(36,412)	$(39,946)	$(70,914)

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

In April 2000, the Company, through its wholly owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation (“DBC”) in exchange for 277,152 shares of the Company’s common stock (the “Consideration Shares”). Pursuant to the terms of the purchase agreement, the Company guaranteed that the Consideration Shares would have a value equal to or greater than $12,500 on March 31, 2001. On April 6, 2001, due to the decline in the trading price of the Company’s common stock, the Company fulfilled its obligation to DBC by purchasing the Consideration Shares for $12,500. The Consideration Shares were cancelled and retired in April 2001. DBC Sports originates and sells odds and other statistical data to certain Las Vegas casinos. In December 2001, the Company recorded a goodwill write-down of $4,600 to adjust the value of its investment in DBC to its estimated fair value.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test, with the initial test required to have been completed by June 30, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase of the test is designed to identify potential impairment; while the second phase (if necessary), measured the impairment. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, and its first phase impairment analysis, completed by the Company in May 2002, found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, was not necessary. The Company plans to perform, by the end of the year, the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. Goodwill amortization expense for the three and nine months ended September

SPORTSLINE.COM, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)—(Continued)

(4)    ACQUISITIONS OF DAEDALUS WORLD WIDE CORPORATION AND DBC SPORTS:—(Continued)

30, 2001 was $2,107 and $6,567, respectively. If SFAS No. 142 had been effective in 2001 and goodwill had not been subject to amortization, the Company’s net income would have been $5,991 for the three months ended September 30, 2001 and the Company’s net loss would have been $40,750 for the nine months ended September 30, 2001, respectively, and the earnings per share would have been $0.21 for the three months ended September 30, 2001 and the net loss per share would have been $1.49 for the nine months ended September 30, 2001.

(5)    COMMITMENTS AND CONTINGENCIES:

CBS.    In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities, the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001, and agreed to issue shares of common stock valued at $100,000 between 2002 and 2006. The agreement provides that the Company shall issue to CBS a number of shares of its common stock having a fair market value of $20,000 each year for five years commencing on January 1, 2002, based on the average of the closing prices of the common stock on the Nasdaq National Market for each five day period ending on the day prior to the applicable issue dates. Pursuant to this agreement, in January 2002 the Company issued 6,882,312 shares of common stock valued at $20,000 to CBS.

NFL.com.    In July 2001, the Company entered into an agreement with the National Football League (the “NFL”), CBS and America Online, Inc. (the “NFL Agreement”). The Company is responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement, $3,425 has been paid as of September 30, 2002, and the Company is obligated to make additional payments totaling $20,625 as follows: $1,625 for the balance of the payment due for the second year ending July 2003; $6,000 for each of the third and fourth years ending July 2004 and July 2005; and $7,000 for the fifth year ending July 2006. In addition, in July 2001 the Company issued to the NFL 350,000 shares of the Company’s common stock and is obligated to make additional payments in cash or stock, at the Company’s option, equal to $1,333 and $2,667 in 2003 and 2004, respectively. The Company is amortizing its total cost of the rights fee to sales and marketing expense on a straight-line basis over the five-year term of the NFL Agreement.

AOL.    In July 2001, the Company extended its agreement with America Online, Inc. (the “AOL Extension”). Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000 in cash upon execution of the AOL Extension and on July 18, 2002 issued 1,945,525 shares of common stock with a value equal to $2,000. The Company is obligated to make an additional payment in cash and/or stock, at the Company’s option, equal to $1,000 in 2003. The Company is amortizing the costs of the AOL Extension to sales and marketing expense on a straight-line basis over the approximate five-year term of the agreement.

PGA Tour.    Under the terms of the Company’s agreement with the PGA TOUR, the Company became obligated as of July 1, 2002, to make an additional license fee payment in cash of $2,000 to the PGA TOUR in January 2003. The Company will amortize the cost of such payment to operating expense over 2003.

Other Commitments.    In July 2002, the Company entered into an agreement with a third party vendor to purchase approximately $1,000 worth of computer hardware over the next three years. This purchase is part of the Company’s plan to continue to invest in equipment related to the growth of the business. To date, the Company has purchased $720 of equipment under the agreement.

Contingencies.    From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communications. Currently, the Company is engaged in one lawsuit regarding patent issues and has been notified of other potential patent disputes.

In November 2001, Sandbox.com, Inc. (“Sandbox”) filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida, alleging that the Company breached an agreement and plan of merger to acquire Sandbox (the “Merger Agreement”), misappropriated trade secrets, breached fiduciary duties, and was unjustly enriched as a consequence of alleged transfers of assets and proprietary information. The Company in its Answer and Affirmative Defenses and Claim of Right to Setoff asserts that it was within its contractual rights to terminate the Merger Agreement and otherwise denies the substantive claims set forth in Sandbox’s complaint, claims a $600

SPORTSLINE.COM, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data)—(Continued)

(5)    COMMITMENTS AND CONTINGENCIES:—(Continued)

set off for Sandbox’s breach of the Merger Agreement, and has filed a counterclaim against Sandbox and a third party complaint against another party for fraud in the inducement relating to the Merger Agreement and a related consulting agreement. The case is in the pre-trial discovery phase, and no trial date or pretrial order has yet been set by the court. On September 6, 2002, Sandbox commenced a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, Eastern District of Virginia. The Company does not know at this time what effect the bankruptcy proceeding will have on the lawsuit; however the Company continues to believe that the claim by Sandbox is without merit and intends to vigorously defend itself in this action and to pursue its counterclaim against Sandbox and its claims against the third party defendant.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to it, the Company may incur substantial monetary liability and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements of No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections, which is generally applicable to financial statements for fiscal years beginning after May 15, 2002; however, early adoption is encouraged. SFAS No. 145 eliminates the requirement under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt to report gains and losses from extinguishments of debt as extraordinary items in the income statement. The Company adopted SFAS No. 145 on July 1, 2002, and will accordingly reclassify the extraordinary gains of $2,404 and $36,027, which occurred from its extinguishment of debt in the fourth quarter of 2001 and third and fourth quarters of 1999, respectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is applicable to financial statements for fiscal years beginning after December 31, 2002; however early adoption is encouraged. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company adopted SFAS No. 146 on July 1, 2002, and it did not have a material impact on the Company’s consolidated financial statements.

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

Recent Developments

In July 2002, the Company announced that it reached an agreement with GSI Commerce to produce the Company’s sporting goods e-commerce area, located at MVP.com. Separately, the Company also announced the mutual termination of its agreement with USA Interactive (“USA”) under which USA’s Electronic Commerce Solutions operated MVP.com.

In July 2002, the Company announced that Andrew Sturner had resigned as President, Corporate and Business Development. The Company has since integrated its business development and legal affairs departments into the sales and finance departments, respectively.

In September 2002, the Company announced an extension of its programming and promotional agreement with Westwood One, Inc. The Company will continue to provide sports feeds, halftime and post-game updates and other programming for Westwood One, Inc. in exchange for a variety of on-air promotional mentions for the Company’s programming, products and services on Westwood One/CBS Radio Sports broadcasts throughout the year. The new agreement contains no financial consideration from either company.

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

Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the

Company’s analysis indicates a possible impairment exists based on undiscounted future cash flows, it is required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows.

•
As described below under Recent Accounting Pronouncements, effective January 1, 2002, the Company is required at least annually to test for impairment of goodwill. Management believes its estimates and judgments have been reasonable in determining whether the Company’s goodwill has been impaired. If, however, there were a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize an impairment charge.

Results of Operations

Sports.com Deconsolidation

On July 17, 2001, the Company’s subsidiary, Sports.com, raised approximately $13,000,000 in equity funding from its existing investors including $5,000,000 from the Company. After giving effect to the funding, the Company’s fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, decreased to approximately 30%. As a result of the Company’s reduced ownership interest in Sports.com and a reduction in the Company’s representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 the Company ceased consolidating the results of Sports.com and began accounting for its investment in Sports.com under the equity method of accounting. After July 17, 2001, the Company no longer recorded any losses generated by Sports.com as its investment had been reduced to zero and the Company had no future obligation to provide funding to Sports.com. On May 31, 2002, Sports.com was placed into administration, a procedure in the U.K. pursuant to which a court-appointed administrator assumes day-to-day control of a company in order to determine whether a business should be reorganized, sold or liquidated and in July 2002 the Company’s inter-company agreement with Sports.com was terminated. For comparative purposes, the tables below set forth the financial results for SportsLine.com and Sports.com separately for the three and nine months ended September 30, 2001 along with the corresponding actual results for the three and nine months ended September 30, 2002, which as stated above, do not include the results of Sports.com.

	Three Months Ended
	September 30,
	(in 000’s)
	2002	2001
		SportsLine.com	Sports.com	Total
Revenue:
Advertising and marketing services	$11,806	$12,029	$154	$12,183
Subscription and premium products	3,720	1,307	—	1,307
Content licensing	—	—	111	111

Total revenue	15,526	13,336	265	13,601

Cost of revenue	6,635	6,531	724	7,255

Gross profit (loss)	8,891	6,805	(459)	6,346

Operating expenses:
Product development	500	468	—	468
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,821	5,072	—	5,072
Other	5,414	8,854	365	9,219
General and administrative	5,025	6,060	475	6,535
Depreciation and amortization	3,082	6,080	144	6,224

	Three Months Ended
	September 30,
	(in 000’s)
	2002	2001
		SportsLine.com	Sports.com	Total
Write-down of goodwill	—	17,000	—	17,000
Restructuring charges	1,101	—	—	—

Total operating expenses	20,943	43,534	984	44,518

Loss from operations	(12,052)	(36,729)	(1,443)	(38,172)
Effect of deconsolidation of Sports.com	—	41,739	—	41,739
Net interest and other income (expense)	(52)	317	—	317

Net income (loss) before tax benefit	(12,104)	5,327	(1,443)	3,884
Tax benefit	720	—	—	—

Net income (loss)	$(11,384)	$5,327	$(1,443)	$3,884

	Nine Months Ended
	September 30,
	(in 000’s)
	2002	2001
		SportsLine.com	Sports.com	Total
Revenue:
Advertising and marketing services	$35,842	$37,784	$2,254	$40,038
Subscription and premium products	6,334	3,463	—	3,463
Content licensing	—	3,300	2,230	5,530

Total revenue	42,176	44,547	4,484	49,031
Cost of revenue	16,726	17,688	8,902	26,590

Gross profit (loss)	25,450	26,859	(4,418)	22,441
Operating expenses:
Product development	1,672	1,451	—	1,451
Sales and marketing:
Amortization of equity issued to Viacom for promotion	18,464	15,216	—	15,216
Other	18,943	27,999	6,199	34,198
General and administrative	15,738	19,101	6,222	25,323
Depreciation and amortization	8,689	17,968	1,664	19,632
Write-down of goodwill	—	17,000	—	17,000
Restructuring charges	2,499	985	—	985

Total operating expenses	66,005	99,720	14,085	113,805

Loss from operations	(40,555)	(72,861)	(18,503)	(91,364)

	Nine Months Ended
	September 30,
	(in 000’s)
	2002	2001
		SportsLine.com	Sports.com	Total
Effect of deconsolidation of Sports.com	—	41,739	—	41,739
Net interest and other income (expense)	(111)	1,947	361	2,308

Net loss before tax benefit	(40,666)	(29,175)	(18,142)	(47,317)

Tax benefit	720	—	—	—

Net loss	$(39,946)	$(29,175)	$(18,142)	$(47,317)

Revenue

Total revenue for the three months ended September 30, 2002 was $15,526,000 compared to $13,601,000 for the three months ended September 30, 2001. Total revenue for the nine months ended September 30, 2002 was $42,176,000 compared to $49,031,000 for the nine months ended September 30, 2001. Advertising and marketing services revenue for the three months ended September 30, 2002 was $11,806,000 compared to $12,183,000 for the three months ended September 30, 2001. Advertising and marketing services revenue for the nine months ended September 30, 2002 was $35,842,000 compared to $40,038,000 for the nine months ended September 30, 2001. Advertising revenue is derived primarily from the sale of advertising on the Company’s Web sites and on Web sites operated by the Company. Advertising includes, among other forms, banner advertisements and sponsorships. The Company derives marketing services revenue from third party Web sites it promotes, hosts, or produces.

Advertising and marketing services revenue for the three months ended September 30, 2002 and 2001 represented 76% and 90% of total revenue, respectively, and for the nine months ended September 30, 2002 and 2001 represented 85% and 82% of total revenue, respectively. The decrease in advertising and marketing services revenue in the third quarter 2002 as compared to the same period in 2001 was primarily due to the decrease in barter revenue as there were fewer available barter arrangements satisfactory to the Company. Domestic cash advertising and marketing services revenue increased 10% during the three months ended September 30, 2002 compared to 2001 due to the increase in number and size of NFL.com advertisers along with advertising generated by operating the official site of the 2002 US Open tennis tournament. International advertising revenue generated by Sports.com accounted for $154,000, or 1% of total advertising revenue, during the three months ended September 30, 2001 and $2,254,000, or 6% of total advertising revenue, for the nine months ended September 30, 2001. There was no international advertising revenue for 2002 due to the deconsolidation of Sports.com.

Subscription and premium products revenue increased $2,413,000 in the three months ended September 30, 2002 compared to the same period in 2001 and increased $2,871,000 for the nine months ended September 30, 2002 compared to the same period in 2001. The Company converted its fantasy football products from free to fee-based, resulting in approximately $8,800,000 in billings during the third quarter of 2002, 25% of which was recognized as revenue in the third quarter and the remainder of which will be recognized as revenue in the fourth quarter. The Company has generated approximately $10,300,000 in billings from fantasy sports subscriptions in 2002, including both fantasy football results and $1,500,000 in revenue from fantasy baseball. Fantasy baseball revenue was recognized in the second and third quarters of 2002. During 2002, the Company offered two primary products for both football and baseball, one a customizable league management service and the other a single game product with different price points. Approximately 65,000 football leagues and 12,000 baseball leagues were formed for the league management services during the nine months ended September 30, 2002 and more than 15,000 additional football single teams and 8,000 baseball single teams were formed. During 2001, the Company offered its fantasy products for free and had a small selection of fee-based fantasy football products resulting in fantasy football revenue of $177,000 for the quarter ended September 30, 2001.

Content licensing revenue was zero in the three and nine months ended September 30, 2002 compared to $111,000 and $5,530,000 for the three and nine months ended September 30, 2001, respectively. The decrease in content licensing revenue was due to the replacement in July 2001 of the Company’s previous agreement with AOL, under which the Company had realized barter content licensing revenue and, to a lesser extent, content licensing revenue generated by Sports.com. The Company does not expect content licensing revenue to be significant in future periods, unless the Company enters into new content licensing agreements.

As of September 30, 2002, the Company had deferred revenue of $9,030,000 relating to cash and receivables for which services had not yet been provided, including $6,623,000 relating to paid fantasy football products, which will be recorded as revenue in the fourth quarter of 2002.

Barter transactions, in which the Company receives advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 4% and 14% of total revenue for the three months ended September 30, 2002 and 2001, respectively. Barter transactions accounted for approximately 11% and 22% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. Included in the nine months ended September 30, 2001 is $3,300,000 related to the Company’s previous agreement with AOL. As noted above, under the current AOL agreement the Company no longer recognizes barter revenue. Additionally, the Company expects barter advertising revenue, along with the related dollar-for-dollar offsetting marketing expense, to decrease in future periods from historical levels due to fewer available barter arrangements satisfactory to the Company. In future periods, management intends to maximize cash advertising revenue, although the Company may enter into barter relationships when deemed appropriate.

Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion, accounted for approximately 1% and 7% of total revenue for the three and nine months ended September 30, 2001, respectively. The Company had no equity related revenue in 2002. Equity related revenue in 2001 was primarily related to one agreement, which expired in June 2001. The Company does not expect to have equity related revenue in future periods, unless the Company enters into new agreements.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2002 and 2001 was $6,635,000 and $7,255,000, respectively. Cost of revenue for the nine months ended September 30, 2002 and 2001 was $16,726,000 and $26,590,000, respectively. Consolidated cost of revenue decreased overall in the three months ended September 30, 2002 primarily due to the deconsolidation of Sports.com. Domestic cost of revenue increased in the three months ended September 30, 2002 compared to the same period in 2001 primarily due to the increase in revenue sharing expenses relating to agreements with CBS, the United States Tennis Association and others, partially offset by a decrease in costs related to a particular advertising agreement that expired in 2001, a decrease in the revenue sharing expense associated with PGATOUR.com and a decrease in telecommunications costs needed to support and deliver services. Cost of revenue decreased in the nine months ended September 30, 2002 compared to the same period in 2001 mainly due to decreased expenses caused by the restructuring programs initiated in 2001 and 2002, lower telecommunications costs needed to support and deliver services, as well as the deconsolidation of Sports.com. For the three months ended September 30, 2001, Sports.com accounted for $724,000, or 10%, of cost of revenue, and for the nine months ended September 30, 2001 accounted for $8,902,000, or 33%, of cost of revenue. As a percentage of revenue, cost of revenue decreased to 43% for the three months ended September 30, 2002 from 53% for the three months ended September 30, 2001 and decreased to 40% for the nine months ended September 30, 2002 from 54% for the nine months ended September 30, 2001.

Operating Expenses

Product Development.    For the three months ended September 30, 2002 and 2001, product development expense was $500,000 and $468,000, respectively. For the nine months ended September 30, 2002 and 2001, product development expense was $1,672,000 and $1,451,000, respectively. The increase in product development expense in the three and nine months ended September 30, 2002 is primarily the result of increases in product development personnel and consultants related to the Company’s agreement to produce NFL.com. These additional costs were partially offset by lower payroll expenses resulting from the Company’s restructuring program. As a percentage of revenue, product development expense was 3% for both the three months ended September 30, 2002 and 2001, and increased to 4% from 3% for the nine months ended September 30, 2002 and 2001, respectively.

Amortization of equity issued to Viacom for promotion.    Amortization of equity issued to Viacom for promotion consists of the amortization expense for the Company’s agreements with two Viacom-related entities pursuant to which the Company issued equity instruments in exchange for advertising and promotion. For the three months ended September 30, 2002 and 2001, amortization of equity issued to Viacom for promotion was $5,821,000 and $5,072,000, respectively. For the nine months ended September 30, 2002 and 2001 amortization of equity issued to Viacom was $18,464,000 and $15,216,000, respectively. Pursuant to the Company’s promotion and licensing agreement with CBS, the Company issued shares of common stock and warrants to purchase shares of common stock and expensed $5,571,000 and $16,714,000 for the three and nine months ended September 30, 2002, respectively, primarily related to advertising and promotion on CBS. Additionally, the Company expensed $250,000 and $1,750,000 for the three and nine months ended September 30, 2002, respectively related to shares of common stock issued to Westwood One, Inc. in exchange for promotion and programming. These expenses were classified as depreciation and amortization expense in prior periods; 2001 amounts have been reclassified in the accompanying financial statements to conform to current-year presentation as sales and marketing expense. As a percentage of revenue, amortization of equity issued to Viacom for promotion was 37% for both the three months ended September 30, 2002 and 2001 and increased to 44% for the nine months ended September 30, 2002 from 31% for the nine months ended September 30, 2001. The Company will not recognize amortization expense related to the Westwood One, Inc. agreement in future periods due to the expiration of the Company’s agreement with Westwood One on August 1, 2002. At that time, the Company entered into a new agreement with Westwood One that did not provide for the issuance of additional equity, or any other financial consideration.

Other Sales and Marketing.    For the three months ended September 30, 2002 and 2001, other sales and marketing expense was $5,414,000 and $9,219,000, respectively. For the nine months ended September 30, 2002 and 2001, other sales and marketing expense was $18,943,000 and $34,198,000, respectively. The decrease in other sales and marketing expense was primarily due to the decrease in barter expense due to fewer available barter arrangements satisfactory to the Company. In addition, other sales and marketing expense decreased due to the replacement of the Company’s agreement with AOL at a lower cost, the deconsolidation of Sports.com and decreased advertising and payroll expenses due to the Company’s restructuring programs. For the three months ended September 30, 2001, Sports.com accounted for $365,000 or 4% of other sales and marketing expense. For the nine months ended September 30, 2001 Sports.com accounted for $6,199,000 or 18% of other sales and marketing expense. Barter transactions accounted for approximately 12% and 21% of other sales and marketing expense for the three months ended September 30, 2002 and 2001, respectively, and accounted for 24% and 38% of other sales and marketing expense for the nine months ended September 30, 2002 and 2001, respectively. As a percentage of revenue, other sales and marketing expense decreased to 35% for the three months ended September 30, 2002 from 68% for the three months ended September 30, 2001 and decreased to 45% for the nine months ended September 30, 2002 from 70% for the nine months ended September 30, 2001.

General and Administrative.    General and administrative expense for the three months ended September 30, 2002 and 2001 was $5,025,000 and $6,535,000, respectively. General and administrative expense for the nine months ended September 30, 2002 and 2001 was $15,738,000 and $25,323,000, respectively. The decrease in general and administrative expense in the three and nine months ended September 30, 2002 was primarily attributable to the deconsolidation of Sports.com, reduced payroll expense as a result of the Company’s restructuring programs, and reduced bad debt expense due to an increase in the quality of the Company’s receivables. For the three months ended September 30, 2001, Sports.com accounted for $475,000 or 7% of general and administrative expense, and accounted for $6,222,000 or 25% for the nine months ended September 30, 2001. As a percentage of revenue, general and administrative expense decreased to 32% for the three months ended September 30, 2002 from 48% for the three months ended September 30, 2001 and decreased to 37% for the nine months ended September 30, 2002 from 52% for the nine months ended September 30, 2001.

Depreciation and Amortization.    Depreciation and amortization expense was $3,082,000 and $6,224,000 for the three months ended September 30, 2002 and 2001, respectively and was $8,689,000 and $19,632,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in depreciation and amortization expense in 2002 compared to 2001 was due primarily to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002. Goodwill is no longer subject to amortization, but instead will be reviewed for impairment and, if deemed necessary, written down and charged to results of operations. During the nine months ended September 30, 2002 the Company completed the first phase impairment analysis and found no instances of impairment of the Company’s recorded goodwill. Goodwill amortization expense for the three and nine months ended September 30, 2001 was $2,107,000 and

$6,567,000, respectively. Depreciation and amortization also decreased due to the expiration of the equity portion of the AOL agreement and, to a lesser extent, due to the deconsolidation of Sports.com. In prior years’ reports, amortization of equity issued to Viacom for promotion was included in depreciation and amortization. Commencing in 2002, this expense has been reclassified in the accompanying financial statements from depreciation and amortization to its own line item within sales and marketing expense; accordingly, 2001 amounts have been reclassified to conform to current year presentation.

Write-down of Goodwill.    In the three months ended September 30, 2001, the Company recorded a charge of $17,000,000 to reflect a reduction in the estimated value of its investment in Daedalus World Wide Corporation. The assessment of goodwill was based on historical operating results, estimated undiscounted future cash flows, and the estimated market value of similar entities. There have been no write-downs of goodwill in 2002; however, as stated above in Critical Accounting Policies and Estimates, the Company could be required to recognize an impairment charge if there were a material change in the conditions or circumstances influencing fair value of its reporting units.

Restructuring Charges.    The Company recognized non-recurring charges related to severance pay of $1,101,000 and zero for the three months ended September 30, 2002 and 2001, respectively. The Company recognized non-recurring charges related to severance pay and termination of leases of $2,499,000 and $985,000 for the nine months ended September 30, 2002 and 2001, respectively. In the three and nine months ended September 30, 2002, the restructuring charge related to the integration of the Company’s fantasy sports operations staff into its other operations and technology departments as well as its business development and legal affairs departments into its sales and finance departments, respectively, and the elimination of redundant positions. In the nine months ended September 30, 2001 the restructuring charge related to the implementation of several cost-saving initiatives, most significantly in the areas of discretionary marketing and a significant reduction in the Company’s domestic workforce.

Interest Expense.    Interest expense was $228,000 for the three months ended September 30, 2002 compared to $267,000 for the three months ended September 30, 2001. Interest expense was $683,000 for the nine months ended September 30, 2002 compared to $811,000 for the nine months ended September 30, 2001. The decrease in interest expense was primarily due to the repurchase in the fourth quarter of 2001 of approximately $2,930,000 principal amount of the Convertible Subordinated Notes.

Interest and Other Income, Net.    Interest and other income, net for the three months ended September 30, 2002 was $176,000 compared to $584,000 for the three months ended September 30, 2001. Interest and other income, net for the nine months ended September 30, 2002 was $572,000 compared to $3,119,000 for the nine months ended September 30, 2001. The decrease in the three and nine months ended September 30, 2002 compared to 2001 was primarily attributable to a lower invested cash balance and lower interest rates.

Tax Benefit.    The Company recognized a tax benefit of $720,000 in the three months ended September 30, 2002 relating to a recent change in tax regulations regarding Alternative Minimum Tax.

Liquidity and Capital Resources

As of September 30, 2002, the Company’s primary source of liquidity consisted of $26,739,000 in cash and cash equivalents, $6,803,000 in current marketable securities, which mature at various dates in October 2002, and $10,470,000 in noncurrent marketable securities, which have an average maturity of between twelve and eighteen months. The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. The Company expects to continue to incur operating losses for at least the next twenty-four to thirty-six months.

As of September 30, 2002, current deferred advertising and content costs totaled $7,286,000, which represented costs related to the CBS Agreement that will be amortized to sales and marketing expense during 2002 and 2003. Long-term deferred advertising and content costs related to the CBS agreement totaled $7,428,000. These costs represent the value of common stock warrants issued in 1999 in consideration of the extension of the CBS Agreement. Accrued liabilities totaled $18,459,000 as of September 30, 2002, an increase of $5,356,000 from December 31, 2001, primarily due to increases in accrued payments to the NFL and the PGA TOUR and accrued restructuring costs offset by decreases in accrued CBS revenue splits, termination of a consulting agreement and accrued cash prizes and awards.

Net cash used in operating activities was $876,000 and $34,177,000 for the nine months ended September 30, 2002 and 2001, respectively. Excluding Sports.com, in the nine months ended September 30, 2001, net cash used in operating activities, was $11,907,000. The principal uses of cash for the nine months ended September 30, 2002 were to fund the Company’s net loss of $39,946,000 offset by noncash adjustments of $28,729,000, consisting principally of the amortization of equity issued to Viacom for promotion ($18,464,000), depreciation and amortization ($8,689,000) and, other noncash expenses ($1,576,000), and changes in operating assets and liabilities of $10,341,000. The principal uses of cash for the nine months ended September 30, 2001 were to fund the Company’s net loss of $47,317,000, offset by noncash adjustments of $11,037,000 and changes in operating assets and liabilities of $2,103,000.

Net cash used in investing activities was $2,528,000 and net cash provided by investing activities was $38,187,000 for the nine months ended September 30, 2002 and 2001, respectively. Investing activities consisted primarily of the purchase of marketable securities during the nine months ended September 30, 2002 and to a lesser extent the purchases of property and equipment. Investing activities during the nine months ended September 30, 2001 consisted primarily of the sale of marketable securities offset by purchases of intangible assets, the effect of the deconsolidation of Sports.com and to a lesser extent purchases of property and equipment.

Net cash used in financing activities was $179,000 and $13,321,000 for the nine months ended September 30, 2002 and 2001, respectively. Financing activities during the nine months ended September 30, 2002 consisted primarily of the repurchase of restricted shares of common stock. Financing activities during the nine months ended September 30, 2001 consisted mainly of the repurchase of certain shares issued in connection with the acquisition of the DBC Sports division of Data Broadcasting Corporation.

Seasonality

The Company expects that its revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics, the Ryder Cup and the World Cup, although such events do not occur every year. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major U.S. sporting events and major sports seasons. Furthermore, the Company has experienced growth in its revenue from fantasy baseball and football products affecting the third and fourth quarter. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse effect on the Company’s business, results of operations and financial condition.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test, with the initial test required to have been completed by June 30, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase of the impairment test is designed to identify potential impairment; while the second phase (if necessary), measures the impairment. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 is effective for fiscal years beginning after September 30, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, and its first phase impairment analysis, completed by the Company in May 2002, found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, was not necessary.

The Company plans to perform, by end of the year, the annual impairment test required under FASB No. 142 to test impairment as of October 1, 2002.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements of No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections, which is generally applicable to financial statements for fiscal years beginning after May 15, 2002; however, early adoption is encouraged. SFAS No. 145 eliminates the requirement under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt to report gains and losses from extinguishments of debt as extraordinary items in the income statement. The Company adopted SFAS No. 145 on July 1, 2002, and will accordingly reclassify the extraordinary gains of $2,404,000 and $36,027,000, which occurred from its extinguishment of debt in the fourth quarter of 2001 and third and fourth quarters of 1999, respectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is generally applicable to financial statements for fiscal years beginning after December 31, 2002; however early adoption is encouraged. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company adopted SFAS No. 146 on July 1, 2002, and it did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communications. Currently, the Company is engaged in one lawsuit regarding patent issues and has been notified of other potential patent disputes.

In November 2001, Sandbox.com, Inc. (“Sandbox”) filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida, alleging that the Company breached an agreement and plan of merger to acquire Sandbox (the “Merger Agreement”), misappropriated trade secrets, breached fiduciary duties, and was unjustly enriched as a consequence of alleged transfers of assets and proprietary information. The Company in its Answer and Affirmative Defenses and Claim of Right to Setoff asserts that it was within its contractual rights to terminate the Merger Agreement and otherwise denies the substantive claims set forth in Sandbox’s complaint, claims a $600 set off for Sandbox’s breach of the Merger Agreement, and has filed a counterclaim against Sandbox and a third party complaint against another party for fraud in the inducement relating to the Merger Agreement and a related consulting agreement. The case is in the pre-trial discovery phase, and no trial date or pretrial order has yet been set by the court. On September 6, 2002, Sandbox commenced a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, Eastern District of Virginia. The Company does not know at this time what effect the bankruptcy proceeding will have on the lawsuit; however the Company continues to believe that the claim by Sandbox is without merit and intends to vigorously defend itself in this action and to pursue its counterclaim against Sandbox and its claims against the third party defendant.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to it, the Company may incur substantial monetary liability and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.    CHANGE IN SECURITIES

In July 2002, pursuant to the terms of the AOL agreement, the Company issued 1,945,525 shares of common stock, with a value equal to $2,000,000, to AOL. No underwriter was involved in such issuance of securities to AOL and the shares were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

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

(b)    Reports on Form 8-K

On July 29, 2002, The Company filed a Report on Form 8-K to announce that Andrew Sturner had resigned as President, Corporate and Business Development.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	SPORTSLINE.COM, INC. (Registrant) /s/ Michael Levy Michael Levy President and Chief Executive Officer
/s/ Kenneth W. Sanders Kenneth W. Sanders Chief Financial Officer

CERTIFICATIONS

I, Michael Levy, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of SportsLine.com, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Michael Levy Michael Levy President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Kenneth W. Sanders, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of SportsLine.com, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Kenneth W. Sanders Kenneth W. Sanders Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

Exhibit 99.1	Certification of Michael Levy Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2	Certification of Kenneth W. Sanders Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.