Form 10-K
period 2002-12-31
SPORTSLINE COM INC
filed 2003-03-28
CIK 945688

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 0-23337

SPORTSLINE.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0470894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

2200 W. Cypress Creek Road Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 351-2120

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as ofJune 28, 2002, the last trading day of the Registrant’s most recently completed second fiscal quarter, was approximately $33,762,686 based on the $1.03 closing price for the Common Stock on The Nasdaq National Market on such date.  For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates.  Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

     The number of shares of Common Stock of the registrant outstanding as of March 24, 2003 was 38,060,986.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement relating to its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this report.

PART I

Item 1.    Business.

               Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the “Risk Factors” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, which identifies important risk factors that could cause actual results to differ materially from those contained in the forward looking statements.

               SportsLine.com, Inc. (together with its subsidiaries, “SportsLine” or the “Company”) publishes one of the most comprehensive collections of multimedia sports news and information available on the Internet and offers consumers a broad assortment of merchandise and subscription and premium services, including fantasy leagues and contests.  SportsLine offers advertisers the opportunity to reach its audience through marketing solutions that include sponsorships, advertising and direct marketing services.

               The Company has established a number of important strategic relationships to increase awareness of the SportsLine brand, build traffic to its Web sites and develop proprietary programming. SportsLine has strategic relationships with, among others, CBS Broadcasting Inc. (“CBS”), the National Football League (the “NFL”), the National Collegiate Athletic Association (the “NCAA”), the PGA TOUR, Westwood One and the National Basketball Association (the “NBA”) and serves as a primary sports content provider for America Online, Inc. (“AOL”).  See “– Strategic Relationships.”

Sports Information, Programming and Distribution

               SportsLine offers a broad range of sports-related information and programming, which it delivers through its network of Web sites and other distribution channels.

     Information and Programming

News and Editorials

The Company’s news organization provides up-to-date general sports news and information for all major professional and college sports 24 hours a day, seven days a week, including previews, game summaries, audio and video clips and color photographs, obtained from strategic partners such as CBS and a variety of leading sports news organizations such as Associated Press and Getty Images.  The Company also publishes exclusive editorials and analyses from its in-house staff of writers and editors and freelance sports journalists.

Scores and Statistics

The Company delivers continuously updated, real-time scores, schedules, standings and player and team statistics for all major professional and college sports from data providers including Associated Press and Elias Sports Bureau as well as from in-house staff updates.

Fantasy Leagues and Contests

Fantasy league enthusiasts can participate in SportsLine-administered leagues or form their own leagues with customized rules, live scoring and reporting.  The Company administers player transactions (e.g., drafts, trades, starting lineup selection and disabled list and minor league moves) and provides summaries of scoring, standings and roster transactions.  Proprietary contests feature cash prizes, limited edition sports memorabilia and other awards based on the results of weekly, season-long or special event related games of skill.  Regular sweepstakes and “giveaways” feature cash prizes, sports memorabilia, event tickets and other merchandise.

Wireless

The Company delivers a subset of its content to wireless users of digital cellular phones, Web enabled cellular phones and personal digital assistant devices (“PDAs”). Users opt in for notifications to their device of NBA, NCAA basketball, NCAA football, NFL, NHL, MLB, golf, auto racing and tennis scoring and headline alerts. The Company also produces content specifically for Web enabled cellular phones and PDAs, such as headlines, scores, injuries, transactions, standings and schedules for the above sports, as well as auto racing.  The Company provides users of its fantasy products with the ability to (i) receive various short message service (“SMS”) notifications on their wireless devices, such as player updates, a lineup reminder, and various league transactions and (ii) access live scoring, schedules, and statistics via a WAP-enabled device.

Local and Personalized Content

The Company packages its information and programming to enable users to follow local or regional team and event coverage, including weekly stories from college sports publications and team coverage from staff writers strategically located in cities across the nation.

Audio

The Company’s radio studio produces live sports updates for the Westwood One Radio Network and tapes and edits audio for streaming throughout the CBS SportsLine Web site, including interviews with superstars, notable sports personalities and regular commentary from leading sports analysts.  The Company also produces and distributes audio clips of interviews, press conferences and other audio surrounding major sporting events from various sources, including Associated Press and CBS Newspath.

Video

The Company delivers video programming surrounding major sports events and daily video clips covering major events such as the Super Bowl and the NCAA Men’s Basketball Championship. The Company also distributes video highlights from the NFL, the PGA TOUR, CBS Sports and other sources.

Odds and Consulting

The Company’s vegasinsider.com Web site delivers electronic odds on all major sports events from major Las Vegas casinos, including the Stardust, the MGM Mirage, Caesars-Hilton, and Harrah’s/The Rio, plus lines from nationally recognized oddsmakers.  Additionally, the Company provides consulting services to certain Las Vegas casinos.  On February 26, 2003, the Company announced its intention to dispose of its gaming information operations.  See “– Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments.”

       Web Sites

               cbs.sportsline.com, the Company’s flagship Web site, features comprehensive, in-depth coverage of all major professional and college sports on a domestic and international basis.  The cbs.sportsline.com Web site offers fantasy sports products for all major sports including NFL, MLB, NBA, NHL, PGA Tour and NASCAR.  See “— Subscription and Premium Products.”  cbs.sportsline.com has won numerous awards since its initial launch in 1996.

Recent awards include Best Sports website in the WebAward competition by the Web Marketing Association (2002); One of 50 Best Web sites by Time Magazine (2002); Best Fantasy Sports site from Yahoo! Internet Life’s “100 Best Sites of ‘02” (2002); Horizon Awards “Top Sports Web Site of the Year” and “Sports Business Impact Partnership of the Year” (2001); one of the top 100 innovative high-tech companies from Info World 100 (2001); Top Fantasy Baseball site, Los Angeles Times (2001); Outstanding Achievement in Web Site Development, Web Marketing Association (2001); Horizon Awards “Top Sports Business Website Marketing Campaign of the Year” (2000); The Top 100 Web sites, P.O.V. Magazine (2000); Top NFL Web site by Access Magazine (2000); San Francisco Chronicle Best of the Web 2000; an Outstanding Web site by the Web Marketing Association (2000); Best Football Site from Yahoo! Internet Life (2000); and The Top 100 Web Sites, PC Magazine (2000).

               NFL.com, produced by SportsLine in association with the NFL and in partnership with AOL and CBS, is the league’s official Web site and the anchor of the NFL Internet Network, which includes NFL.com, the 32 NFL team Web sites and other related Web sites, including superbowl.com, playfootball.com and nfleurope.com. The NFL.com site delivers complete coverage of the NFL and its players with state-of-the-art technology, live scoring and play-by-play, audio and video streaming from NFL Films and a fantasy football product suite.  Additionally, the site provides access to the teams and players with behind-the-scenes features, news and analysis. The NFL.com site was honored with the Horizon Award as the “Top League Web Site of the Year” for 2001.

               golfweb@pgatour.com, produced by the Company in association with the PGA TOUR, is a comprehensive golf site that offers the only full leaderboard real-time scoring on the Internet from the PGA TOUR, CHAMPIONS TOUR and NATIONWIDE TOUR events.  The site also features news covering other golf organizations and international tours.  Additionally, the pgatour.com site focuses on recreational golf, travel opportunities and golf instruction and features a variety of interactive tools such as course guides and reviews.  The site also contains exclusive features such as Live@17, a video transmission of one hole of a PGA TOUR tournament; and “TOURCast”, which allows users to view specific details such as distance and location of each shot of every golfer in a tournament.  The pgatour.com site also features the PGA TOUR SHOP, the official online pro shop of the PGA TOUR offering a complete line of golf equipment, accessories, apparel and other products, including PGA TOUR branded merchandise.  The site also incorporates the Company’s golfweb.com site, which provides golf-related content, interactive entertainment, membership services, golf course discounts and merchandise.

               NCAASports.com, produced by SportsLine pursuant to a sublicense of rights from CBS, is the official Web site of NCAA championship events.  The NCAASports.com site features in-depth coverage of all championship events administered by the NCAA and a vast array of year-round content including student-athlete features, standings, stats, brackets, event results and on-site championship information, including tickets, local events and activities.

               mvp.com is a state-of-the-art comprehensive sports-oriented retail Web site that offers consumers the opportunity to purchase thousands of licensed products, memorabilia and sporting goods.  See “—Merchandise.”

               vegasinsider.com provides sports gaming information and features electronic odds on all major sports events from major Las Vegas casinos, including the Stardust, the MGM Mirage, Caesars-Hilton, and Harrah’s/The Rio, plus lines from nationally recognized oddsmakers.  Handicapping information includes commentary, matchup analysis and picks from some of the nation’s leading sports handicappers.  The site’s news reporting is focused on a gaming perspective and provides detailed statistical and matchup analysis tools, including “against-the-spread” and “straight-up” records, team and player statistics and injury and weather reports.  Live scoreboards provide breaking news and scores, updates, recaps and boxscores.  On February 26, 2003, the Company announced its intention to dispose of its gaming information operations, including the vegasinsider.com Web site.  See “– Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments.”

               Other League Web Sites. SportsLine has created Web sites for sports organizations and major sports events, including superbowl.com (for Super Bowl XXXV, XXXVI and XXXVII), usopen.org (for the US Open Tennis Championship in 2001) and pgachampionship.com (for the PGA Championship in 2000 and 2001).

               SportsLine is responsible for the technical development, production and maintenance of the Web sites it creates for third parties, as well as customer service, technical support and billing associated with the sale of premium features or merchandise. SportsLine’s third party Web site agreements are for terms ranging from one to five years and generally provide SportsLine the exclusive right to create a Web site for a sports league, superstar, personality or organization as well as to receive certain content for the Web site and, in some cases, to use the league, athlete or organization’s name, logos and other materials to promote the Company’s business and products.  In consideration for the rights granted under its third party Web site agreements, SportsLine has, in certain instances, issued shares or warrants to purchase shares of Common Stock and/or agreed to make cash payments.  The Company generally is entitled to receive a percentage of the sponsorship, advertising and other revenue generated from the third party Web sites it develops.

                Other Distribution Channels

               The inclusion of the Company’s content in AOL’s services makes the Company’s sports content and programming readily accessible to Web users that access the Internet via the AOL platform.   See “—Strategic Relationships—AOL.”  The Company, in partnership with the Westwood One Radio Network, had two radio programs in syndication as of December 31, 2002: “NFL Today,” broadcast in approximately 150 markets and “NFL Sunday,” broadcast in approximately 175 markets.

Strategic Relationships

               SportsLine has established strategic relationships to provide marketing, e-commerce and cross-promotional opportunities to increase consumer awareness of the SportsLine brand and other brands owned by the Company, to build traffic on its Web sites and to obtain exclusive sports content for its Web sites.

               CBS.  In March 1997, the Company entered into a strategic alliance with CBS pursuant to which the Company’s flagship Web site was renamed “cbs.sportsline.com.”  The term of the agreement, as amended, runs through 2006.  The agreement provides for cbs.sportsline.com to receive, among other things, extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts of events such as the NFL, the NCAA Men’s Basketball Championship, NCAA Football, PGA TOUR events and U.S. Open tennis.  In addition, the Company has the right to use certain CBS logos and television-related sports content on cbs.sportsline.com and in connection with the operation and promotion of that Web site.  CBS and the Company seek to maximize SportsLine’s advertising sales revenue through a joint advertising sales effort.

               PGA TOUR.   In April 1999, the Company entered into an exclusive agreement to align the pgatour.com and golfweb.com Web sites and co-produce a comprehensive golf site providing real-time scoring, golf news and information regarding recreational golf, travel opportunities and golf instruction.  The Company and the PGA TOUR have combined resources to develop sales and sponsorship opportunities and share revenues from the combined site.   This agreement expires at the end of 2003.

               NFL.  In July 2001, SportsLine entered a four-party, multi-year agreement with NFL Enterprises, L.P., CBS and AOL encompassing a wide-range of initiatives, including the production and hosting by SportsLine of NFL.com, the most popular sports league Web site. SportsLine was given the designation of “official online sports partner of the NFL” and benefits in its marketing efforts from the use of official NFL marks and logos and other league assets.  The cbs.sportsline.com site is prominently promoted on the NFL Internet Network, and receives selected NFL content for use on cbs.sportsline.com, including four video clips a week, an audio game of the week, contests and sweepstakes.

               SportsLine manages media sales and direct marketing services for NFL.com and related sites.  In addition to producing NFL.com, the Company produces other NFL-related sites, such as superbowl.com, playfootball.com, and nfleurope.com, as well as the official fantasy football games for the sites. SportsLine also hosts and sells certain NFL content, such as NFL Films video, within the team sites. SportsLine, the NFL, CBS and AOL have also agreed to jointly explore a range of potential new business ventures in technology-based media.

               NCAA.  In February 2003, SportsLine entered into an agreement with CBS whereby SportsLine sublicensed the rights for the official NCAA Championship Web site, in their entirety, through 2006. These rights include site production, hosting and management of the sale of advertising for NCAASports.com, and the exclusive rights to provide Internet broadcasts of certain NCAA championships including the Division 1 Men’s Basketball Championship.  CBS received the NCAA’s Internet rights, beginning in 2003, as part of its long-term arrangement with the NCAA that includes coverage of the Division I Men’s Basketball Championship and approximately 65 other championships, as well as radio, corporate marketing, licensing, publishing and special events rights.

               AOL.  In July 1997, SportsLine entered into a strategic programming and distribution agreement with AOL pursuant to which cbs.sportsline.com became the first “anchor tenant” on the AOL service.  In October 1998, SportsLine and AOL significantly expanded their online relationship to provide SportsLine-produced sports news and statistics, special features, major event coverage and merchandise on several key AOL brands around the world.  In July 2001, SportsLine and AOL entered into a multi-year extension to the agreement, pursuant to which SportsLine remains an anchor tenant on the AOL Sports Channel, giving it access to AOL’s more than 30 million members.  Additionally, SportsLine receives extensive promotion across key America Online interactive brands, including Netscape, Compuserve, Digital City and ICQ.  SportsLine also provides private label fantasy sports game products to AOL and sells advertising and sponsorships in connection with those games, including NFL fantasy products produced in association with the NFL, and fantasy games for professional baseball, basketball, hockey, golf and auto racing, as well as college basketball tournament brackets contests.

               GSI Commerce, Inc.  In July 2002, the Company entered into an e-commerce relationship with GSI Commerce, Inc. (“GSI”) under which GSI was named the exclusive operator of the Company’s online store, operated under the MVP.com brand name.  Under the five-year agreement, GSI manages certain components of the store, including customer service, order processing and fulfillment.   The Company oversees the merchandising and marketing of the store.

               Westwood One.  In August 1999, the Company entered into a three-year agreement with Westwood One.  Under this agreement, the Company produces sports content for Westwood One/CBS Radio Sports’ coverage of live sporting events.  In addition, Westwood One was granted the right to syndicate the Company’s radio programs (“NFL Today” and “NFL Sunday”).  In August 2002, the Company extended its programming and promotional agreement with Westwood One through July 2005.

               Sports Superstars.  The Company has established strategic relationships with sports superstars and personalities, including Michael Jordan, Tiger Woods, Joe Namath and Shaquille O’Neal.

Advertising and Marketing Services

               The Company believes that the demographics of its audience are similar to traditional sports advertisers’ target market.  Based on Company-sponsored market research, users of SportsLine’s United States-targeted Web sites are predominantly male, 75% are between the ages of 25 to 54, 87% have attended college and 47% have an annual income greater than $75,000.

               The Company currently derives, and expects to continue to derive, a substantial portion of its revenue from advertising on Web sites.  The Company sells sponsorship opportunities that enable advertisers to associate their corporate messages with the Company’s coverage of athletes and marquee events (such as the Super Bowl, the NCAA Men’s Basketball Championship, tennis and golf’s major events, the NBA playoffs and the Stanley Cup playoffs), its fantasy sports products, special features of the Company’s Web sites (including GameCenters and live scoring applications) and special promotions, contests and events. In addition, the Company sells “banner” advertisements that allow interested readers to link directly to the advertisers’ own Web sites or to promotional sites created by SportsLine.  SportsLine targets as advertisers on its Web sites traditional sports advertisers, such as consumer product and service companies, technology companies, sporting goods manufacturers and automobile companies.

               Advertising revenue is generally derived from short-term advertising contracts on a per-impression basis or for a fixed fee based on a minimum number of impressions. SportsLine’s advertising rates generally range from $5.00 to $30.00 per thousand impressions.  To enable advertisers to verify the number of impressions received by their advertisements and monitor their advertisements’ effectiveness, the Company provides its advertisers with third party audit reports showing data on impressions received by their advertisements.

               The Company has developed its database marketing capabilities to offer its advertisers more targeted means to reach sports fans.  SportsLine has developed its direct marketing database by leveraging its registration process for fantasy products, memberships, contests and other products and services.  The Company had approximately 10.5 million registered users as of December 31, 2002. Current programs in place include direct e-mail campaigns as well as cost-per-lead-generation campaigns that are promoted on registration pages.

               SportsLine’s in-house sales staff develops and implements its advertising strategies, including identifying strategic accounts and developing presentations and promotional materials.  The Company has sales personnel located in Fort Lauderdale, New York, Chicago, San Francisco, Los Angeles, Atlanta and Detroit.  The Company also capitalizes on its cross-marketing relationships with sports superstars, personalities, organizations and affinity groups by seeking sponsorships and advertisements from their sponsors.  The Company coordinates its advertising sales efforts for cbs.sportsline.com with CBS’s television network advertising sales personnel.

               No customer accounted for more than 9% of the Company’s revenue during 2002 or 2001.

Subscription and Premium Products

               The Company offers fantasy products for professional football, baseball, basketball, hockey, golf and auto racing.  These fantasy products allow members to form their own team by assembling a group of athletes from a sport and following their performance on a weekly or daily basis.  These fantasy teams can then perform in competitions administered by the Company for cash or merchandise prizes, or compete in leagues administered by the users on the Company’s Web site.

               The Company’s fantasy sports products are offered for all major sports including NFL, MLB, NBA, NHL, PGA TOUR and NASCAR. The Company’s top-selling fantasy league management service is offered for use during the NFL, MLB, NBA and NHL seasons. Leagues are charged a fee for each sport in which they participate. Single team purchases are also available, and are managed by Company representatives. Fantasy challenge games are selectively made available. These competitions allow all participants to compete against the entire game population for a grand prize.

               From July 2000 to July 2001, the Company offered its fantasy products and services as a free service. Offering fantasy products for free allowed the Company to showcase its league management service to a broad audience of fantasy players who had either only played free games before or had never played in a fantasy game online.  As a result of this strategy, the Company attracted more than four million fantasy products customers in 2001, firmly establishing SportsLine as a clear leader in fantasy sports offerings.   After July 2001, the Company converted its free fantasy products back to primarily pay services, with select challenge and other games made available for free from time to time.   Offerings include a league management service currently priced at $139.95 or individual fantasy teams, placed in a league, ranging in price from $9.95 to $249.95, based on prizes and type of game. During 2002, more than 80,000 paid fantasy leagues representing about one million teams were formed in the Company’s fee-based baseball, football, basketball and hockey fantasy games. In addition, the total number of teams in all of the Company’s fantasy sports products for 2002 was in excess of five million, including products managed by the Company for AOL, NFL.com and si.com.

Memberships

               The Company currently offers two versions of its core loyalty program. SportsLine Rewards is free to members and SportsLine Rewards Plus is available for a fee of $39.95 per year. Both programs allow members to earn points by visiting the cbs.sportsline.com Web site, becoming more involved in membership offerings, referring others to register and clicking on sponsors’ advertisements. Members can redeem accumulated points in exchange for merchandise in the SportsLine Rewards catalog or by participating in auctions for a variety of goods and services. SportsLine Rewards Plus members receive enhanced program benefits such as double points for visiting the cbs.sportsline.com site, access to exclusive contests and the ability to redeem points in exclusive auctions.

               Through its membership programs, the Company has established an extensive database of members who exhibit increased media consumption (visit frequency and page views) due to their intense usage of the Company’s membership products and services. The membership list is also one of company’s key assets in terms of both internal list marketing and external direct marketing services. Core membership products include web site customization offerings and a wide variety of contests. All membership benefits require registration and many are offered free of charge. In addition, the Company’s fantasy sports products require registration to participate and users become part of the Company’s database of members.

               The Company offers members the ability to customize its Web site in two ways. On the cbs.sportsline.com Web site, members can enter their favorite (and despised) teams and players along with their zip code. Given these preferences, the Web site is tailored to highlight information specific to the member’s team and player preferences. The member’s zip code is used to translate all schedule information into their local time zone.  Members who desire more control over their cbs.sportsline.com experience can design their own personal sports Web pages using “My SportsLine”. This product allows the user to manage the content, layout and page settings of the site. Both customization offerings are intended to make the cbs.sportsline.com visitor experience more efficient and effective.

               The Company also provides the opportunity for registered users to participate in contests and sweepstakes in which the user can win cash, trips or merchandise. In many cases, an advertiser sponsors these contests and sweepstakes.

Merchandise

               In July 2002, the Company entered into a five-year e-commerce relationship with GSI under which GSI was named the exclusive operator of the Company’s online store, marketed under the MVP.com brand name.  GSI provides inventory and conducts sales on the MVP.com Web site and pays a revenue share to the Company which is included in advertising and marketing services revenue.  In January 2001, following the cessation of business operations by MVP.com, Inc., the sports and outdoor e-commerce company that had previously acquired and agreed to operate SportsLine’s domestic e-commerce business, SportsLine acquired certain assets of MVP.com, Inc., including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com.

Marketing

               The Company’s agreement with CBS provides for cbs.sportsline.com to receive extensive network television advertising and on-air promotion, primarily during CBS television broadcasts of sports events such as the NFL, the NCAA Men’s Basketball Championship, NCAA Football, PGA TOUR events and U.S. Open tennis.  In addition, CBS will provide on-air promotion for NCAASports.com, produced by SportsLine, during its telecasts of NCAA championships.  NFL.com, which is produced by the Company and has direct links to cbs.sportsline.com, receives significant on-air promotion during all televised broadcasts of NFL games, including broadcasts on ABC, ESPN and Fox. PGATOUR.com, which is produced by the Company and has direct links to cbs.sportsline.com, receives significant on-air promotion during all televised broadcasts of PGA TOUR events, including broadcasts on ABC, NBC, ESPN, Fox SportsNet, USA Networks, TNT, Golf Channel and CNBC. The Company’s agreement with Westwood One Radio Network provides the Company with extensive on-air promotion and live reads during radio broadcasts of the NFL, NCAA Football, Notre Dame Football and HBO Boxing and during other special events, such as the U.S. Open and Masters golf tournaments.

               Under the terms of the Company’s multi-year agreement with AOL, cbs.sportsline.com is an anchor tenant on the AOL Sports Channel and receives extensive promotion across key AOL interactive brands, including Netscape, Compuserve, Digital City and ICQ.  Pursuant to the anchor tenancy agreement, the “CBS SportsLine.com”

brand is promoted to AOL’s more than 30 million members, each of whom have instant access to the Company’s comprehensive coverage of the sports world through cbs.sportsline.com’s continuous presence on the main screen of the AOL Sports Channel. The Company’s features and programming are also integrated throughout the AOL Sports Channel’s aggregated sports areas.

               Another effective marketing outlet for the Company has been online advertising. The Company, from time to time, purchases advertising impressions on leading web sites. In addition the Company purchases paid listings on major search engines to promote its fantasy sports products. SportsLine also advertises using direct e-mail, targeted print publications, stadium signage, outdoor billboards, and sports talk radio.

Member Service and Support

               The Company believes that member service and support are important to its ability to attract and retain members.  The Company’s member services staff provides telephone and continuous e-mail support, responds to customer requests concerning technical aspects of SportsLine’s Web sites and certain third party software and conducts inbound and outbound telemarketing on a 16 hour a day, seven day a week basis.

Competition

               The market for Internet services and products is highly competitive and the Company expects that competition will continue to intensify.  SportsLine competes, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies: (i) Web sites targeted to sports enthusiasts generally (such as espn.com, si.com, sports.yahoo.com and foxsports.com) or to enthusiasts of particular sports (such as Web sites maintained by the NBA, MLB and the NHL); (ii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites; (iii) general purpose consumer online services such as AOL and MSN, each of which provides access to sports-related content and services; (iv) vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and (v) Web search and retrieval services, such as Google, Lycos, Netscape and Yahoo!, and other high-traffic Web sites.   Management believes that SportsLine’s most significant competitors are espn.com, Yahoo! Sports, AOL Sports, foxsports.com and si.com, all of which offer a variety of sports content.

               The Company believes that the principal competitive factors in attracting and retaining users and members are the depth, breadth and timeliness of content, the ability to offer compelling and entertaining content and brand recognition.  Other important factors in attracting and retaining users include ease of use, service quality and cost.  The Company believes that the principal competitive factor in attracting and retaining content providers and merchandisers is SportsLine’s ability to offer sufficient incremental revenue from licensing fees, bounties and online sales of product or services.  The Company believes that the principal competitive factors in attracting advertisers include the number of users and members of SportsLine’s Web sites, the demographics of SportsLine’s user and membership bases, price and the creative implementation of advertisement placements.  There can be no assurance that the Company will be able to compete favorably with respect to these factors.

               Certain current and potential competitors of SportsLine have longer operating histories, significantly greater financial, technical and marketing resources, significantly greater name recognition and substantially larger user or membership bases than SportsLine and, therefore, have a significantly greater ability to attract advertisers and users.  In addition, many of these competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in Internet user requirements and to devote greater resources than the Company to the development, promotion and sale of their services.  There can be no assurance that SportsLine’s current or potential competitors will not develop products and services comparable or superior to those developed by SportsLine or adapt more quickly than the Company to new technologies, evolving industry trends or changing Internet user preferences.  Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect the Company’s business, results of operations and financial condition.  There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company would not have a material adverse effect on its business, results of operations and financial condition.

Government Regulation and Legal Uncertainties

               General.

               Except as discussed below, SportsLine’s Internet operations are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. The application of existing laws and regulations to SportsLine with respect to issues such as the protection of databases, user privacy, defamation, pricing, advertising, gambling, taxation, sweepstakes and contests, promotions, content regulation, quality of products and services and intellectual property ownership and infringement can be unclear. In addition, SportsLine may also be subject to new laws and regulations directly applicable to its activities.  Any existing or new legislation applicable to SportsLine could expose it to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

               SportsLine’s contests and sweepstakes may be subject to state and Federal laws governing lotteries and gambling.  The Company seeks to design its contests and sweepstakes to either not be subject to or to fall within exemptions from such laws and restricts participation to individuals over 18 years of age who reside in jurisdictions within the United States and Canada in which the contests and sweepstakes are lawful.  There can be no assurance that SportsLine’s contests and sweepstakes will be exempt from such laws or that the applicability of such laws to the Company would not have a material adverse effect on the Company’s business, results of operations and financial condition.

               Certain Federal laws could have an impact on SportsLine’s business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of Federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on the Company’s business or subject the Company to additional liabilities.

               SportsLine posts its privacy policy and practices concerning the use and disclosure of user data on its Web sites.  Any failure by the Company to comply with its posted privacy policy, requirements of the Federal Trade Commission (the “FTC”) regarding user privacy, or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on SportsLine’s business, results of operations and financial condition. In this regard, the United States Congress and state legislative bodies periodically consider legislation regarding privacy issues that could affect SportsLine’s business.  It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect the Company’s business through a decrease in user registrations and revenues.  This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize SportsLine’s services.

               Due to the global nature of the Internet, it is possible that the governments of various states of the United States or foreign countries may attempt to regulate SportsLine’s transmissions or to prosecute SportsLine for violations of their laws.  The Company may unintentionally violate these laws and these laws may be modified, or new laws enacted, in the future.  It is also possible that various states of the United States or foreign countries may seek to impose sales taxes on out-of-state businesses that engage in commerce over the Internet.  In the event that states or foreign countries succeed in imposing sales or other taxes on Internet commerce, the growth of the use of the Internet for commerce could slow substantially.

               Nevada Regulation and Licensing

               During 2000, the Company’s wholly owned subsidiary, VegasInsider.com, Inc. (“VegasInsider”), purchased the DBC Sports division (“DBC Sports”) of Data Broadcasting Corporation (“DBC”), including all of the outstanding stock of Las Vegas Sports Consultants (“LVSC”).  LVSC was and remains engaged in the business of selling and providing certain information to casinos doing business in Nevada.  As such, it is required to be licensed as an “information service provider” as that term is defined by the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”) and is subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”) and the Nevada State Gaming Control Board (the “Nevada Board”) (The Nevada Commission and the Nevada Board are collectively referred to as the “Nevada Gaming Authorities”).

               The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and filing periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company’s “information services provider” operations.  Gaming licenses require the periodic payment of fees and taxes and are not transferable.

               Prior to the acquisition of LVSC by the Company, LVSC had submitted an application with the Nevada Gaming Authorities to be licensed as an “information service provider.” As a result its change of ownership, LVSC filed an amended application with the Nevada Gaming Authorities in order to reflect its new ownership structure.  VegasInsider filed an application with the Nevada Gaming Authorities to be found suitable as an intermediary holding company, and the Company filed an application with the Nevada Gaming Authorities to be registered as a publicly traded company (“Registered Corporation”).  In addition, certain officers and/or directors of the Company, VegasInsider and LVSC filed applications with the Nevada Gaming Authorities to be found suitable as officers and/or directors of the respective companies.  In November 2000, the Nevada Board activated an investigation of the respective applications and the investigation is ongoing.  However, prior to final action on the applications, LVSC is permitted under Nevada law to continue to operate its present business without an approved license.

               The Company has declared its intention to sell LVSC and VegasInsider; upon the sale of these businesses, the Company intends to seek withdrawal of its applications to the Nevada Gaming Authorities.  LVSC and VegasInsider intend to continue their respective business operations pending such sale. If, prior to the sale, the Nevada Gaming Authorities determines that LVSC, VegasInsider or the Company are unsuitable, LVSC may be required to cease the business of providing odds information to Nevada’s licensed sports books, within a time frame prescribed by the Nevada Gaming Commission.

Intellectual Property

               SportsLine’s performance and ability to compete are dependent to a significant degree on its internally developed content and technology.  The Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements with its employees and with third parties and contractual provisions to establish and protect its proprietary rights.  There can be no assurance that the steps taken by SportsLine to protect its proprietary rights will be adequate, that SportsLine will be able to secure trademark registrations for all of its marks in the United States and/or foreign countries, or that third parties will not infringe upon or misappropriate the Company’s copyrights, trademarks, service marks and similar proprietary rights.  In addition, effective copyright and trademark protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the Company’s services.  In the future, litigation may be necessary to enforce and protect the Company’s trade secrets, copyrights and other intellectual property rights.

               From time to time, third parties have asserted copyright or trademark infringement claims against SportsLine or claims that the Company’s use of certain technologies violates a patent. If it is determined that SportsLine has infringed upon a third party’s proprietary rights, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to the Company, if at all.  The inability to obtain any required license on satisfactory terms could have a material adverse effect on the Company’s business, results of operations and financial condition.  SportsLine may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others.  If competitors of SportsLine prepare and file applications in the United States that claim trademarks used or registered by the Company, SportsLine may oppose those applications and have to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to the Company, even if the eventual outcome is favorable to the Company.  An adverse outcome could require SportsLine to license disputed rights from third parties or to cease using such trademarks.  Any such litigation would be costly and divert management’s attention, either of which could have a material adverse effect on the Company’s business, results of operations and financial condition.  Adverse determinations in such litigation could result in the loss of certain of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from selling its services, any one of which could have a material adverse effect on SportsLine’s business, results of operations and financial condition.  In addition, inasmuch as SportsLine licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content.  SportsLine attempts to obtain representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations.

               The Company has applied to register in the United States a number of marks, several of which include the term “SportsLine.” The Company has filed applications to register “SportsLine” marks in the United Kingdom, Canada and Mexico.  There can be no assurance that the Company will be able to secure adequate protection for these trademarks in the United States or in foreign countries.  Many foreign countries have a “first-to-file” trademark registration system; and thus the Company may be prevented from registering its marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks.  It is possible that competitors of the Company or others will adopt product or service names similar to the Company’s, thereby impeding the Company’s ability to build brand identity and possibly leading to customer confusion.  The inability of the Company to protect its “SportsLine” mark and other marks adequately could have a material adverse effect on the Company’s business, results of operations and financial condition.

               SportsLine grants users of its Web sites a license to use the Company’s service under an agreement that prohibits the unauthorized reproduction or distribution of SportsLine’s licensed and proprietary content.  Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s service or to obtain and use information that SportsLine or its content providers regard as proprietary.  There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate SportsLine’s copyrights, trademarks, service marks and similar proprietary rights.

Employees

               As of December 31, 2002, SportsLine had 294 full-time employees, of whom 96 employees were in editorial and operations, 61 were in technical and product development, 100 were in sales and marketing, and 37 were in finance and administration.  The Company’s future success depends in large part upon its ability to attract and retain highly qualified employees.  There can be no assurance that the Company will be able to retain its senior management or other key employees or that it will be able to attract and retain additional qualified personnel in the future.  The Company’s employees are not represented by any collective bargaining organization, and the Company considers its relations with its employees to be good.

Infrastructure, Operations and Technology

               The Company’s web sites are made available with multiple servers using both the Red Hat Linux and Solaris operating systems on Dell, Intel and Sun equipment. The majority of the sites was built using the perl programming language and is served with the Apache web server software. Capabilities in place include bulletin boards, mail, chat, news groups, merchandising, and interactive Java and Flash applications.

               The Company maintains the equipment used to service its customer sites with Cable and Wireless (“C&W”) in their Miami, Florida datacenter facility. The facility maintains multiple redundant Internet feeds on the C&W backbone and accommodates 4 to 5 times the amount of bandwidth capabilities that the Company requires. The Miami datacenter gets power from two independent power grids and is located near Miami International Airport, which is given higher priority for service restoration in the event of a catastrophe. The datacenter is staffed twenty-four hours a day, every day, with both operations and security personnel.  The Company also maintains a disaster recovery site with C&W datacenter in Sterling, Virginia.

               The Company’s offices and production/programming systems are located at its Fort Lauderdale, Florida corporate headquarters.  The Company’s headquarter operations are dependent upon its ability to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond the Company’s control.  The Company maintains access to and from the Internet through two third-party providers of DS3 connections; one provides a capacity of 45 megabits per second, the other provides 100 megabits per second capacity. These links are connected to two routers in the Company’s facility.  Redundant cables from the Company’s building connect with each local Internet provider’s network.  The Company’s Internet connections are designed to be fully redundant, so that if a failure in the network or equipment of one service provider occurs, traffic is automatically routed through to the other provider.  All of the Company’s computer equipment is powered by an uninterruptible power supply, which is backed up by a diesel generator designed to provide power to the UPS within seconds of a power outage.  In addition, all of the Company’s production systems are copied to backup tapes each night and stored at a third party, off-site storage facility.  All of the Company’s computer equipment is insured at replacement cost.  The Company also maintains a private data circuit connecting it’s headquarter facility to its Miami datacenter and uses an encrypted virtual private network over the Internet as a redundant backup to that circuit.

               If, despite these and other precautions taken, the Company’s internet access is disrupted, and the Company’s third party providers are unable to handle higher volumes of users, or such third party providers experience damage or failure that causes system disruptions or other significant interruptions in the Company operations, the Company’s business, results of operations and financial condition could be materially adversely affected.

Executive Officers

               The executive officers of the Company are as follows:

Name	Age	Position

Michael Levy	56	Chairman of the Board, President and Chief Executive Officer
Mark J. Mariani	46	President, Sales and Marketing
Peter Pezaris	33	President of Operations and Product Development
Kenneth W. Sanders	46	President of Finance and Administration and Chief Financial Officer

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

               Peter Pezaris  has served as SportsLine.com’s President of Operations and Product Development since April 2002, responsible for technology and computer operations as well as programming, production and fantasy products.  From June 2001 to April 2002, Mr. Pezaris was President, Product Development, responsible for programming, production and fantasy products and prior to June 2001 was Senior Vice President, Product Development, responsible for SportsLine.com’s Commissioner.com subsidiary, which produces Fantasy products for CBS SportsLine.com as well as official Fantasy games for NFL.com and AOL.com. Mr. Pezaris joined SportsLine in December 1999 when SportsLine acquired Daedalus World Wide Corporation (“DWWC”), the producer of Commissioner.com fantasy products that Mr. Pezaris co-founded in 1995. Prior to DWWC, Mr. Pezaris was a systems and software developer for the investment banking firms of Bankers Trust and Salomon Brothers.

               Kenneth W. Sanders has served as President of Finance and Administration and Chief Financial Officer since January 2001. Mr. Sanders became the Vice President and Chief Financial Officer of the Company in September 1997 and was appointed Senior Vice President in October 1998. From January 1996 to August 1997, Mr. Sanders served as Senior Vice President, Chief Financial Officer of Paging Network, Inc., the world’s largest paging company. From May 1993 to December 1995, Mr. Sanders served as Executive Vice President, Chief Financial Officer and a director of CellStar Corporation, an integrated wholesaler and retailer of cellular phones and related products. Between July 1979 and April 1993, Mr. Sanders was with KPMG Peat Marwick, most recently as an Audit Partner from July 1990 to April 1993.

Item 2.    Properties.

               SportsLine’s corporate headquarters are located in Fort Lauderdale, Florida.  The Company currently leases approximately 80,000 square feet under a lease which expires in March 2010. See Note 11 of Notes to Consolidated Financial Statements.  The Company has options to extend the lease for two additional five-year terms.  The space at the corporate headquarters facility is in excess of the Company’s current needs and the Company is seeking to sublease approximately 30,000 square feet of the facility.  SportsLine leases sales offices in Chicago, New York, Atlanta, San Francisco, Los Angeles and Detroit and office space in Las Vegas.  The Company also leases two offices in Austin, Texas and New York, New York that are no longer being used by the Company and are currently being subleased; however, there is no guarantee that these subleases will continue in the future.

Item 3.    Legal Proceedings.

               In November 2001, Sandbox.com, Inc. (“Sandbox”) filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida, alleging that the Company breached an agreement and plan of merger to acquire Sandbox (the “Merger Agreement”), misappropriated trade secrets, breached fiduciary duties, and was unjustly enriched as a consequence of alleged transfers of assets and proprietary information.  The Company in its Answer and Affirmative Defenses and Claim of Right to Setoff asserts that it was within its contractual rights to terminate the Merger Agreement and otherwise denies the substantive claims set forth in Sandbox’s complaint, claims a $600,000 set off for Sandbox’s breach of the Merger Agreement, and has filed a counterclaim against Sandbox and a third party complaint against another party for fraud in the inducement relating to the Merger Agreement and a related Consulting Agreement.  The case is in the pre-trial discovery phase, and no trial date or pretrial order has yet been set by the court.  On September 6, 2002, Sandbox commenced a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, Eastern District of Virginia, which was subsequently converted into a Chapter 7 bankruptcy proceeding.  The Company believes that it is unlikely that the bankruptcy trustee will continue to pursue the case; however, the Company believes that the claim by Sandbox is without merit and intends to vigorously defend itself in this action in the event the case is pursued by the trustee.   The Company also intends to continue to pursue its claims against the third party defendant.

               On January 28, 2003, SportsTicker Enterprises, L.P., a vendor of electronic sports data, filed a lawsuit against SportsLine in New York State Supreme Court, alleging that SportsLine improperly terminated its subscription agreement with SportsTicker.   SportsTicker’s complaint seeks approximately $2.15 million in damages.  On March 24, 2003, SportsLine filed a motion to dismiss all claims on the ground that SportsLine’s termination was expressly authorized by the contract as a result of interruptions in SportsTicker’s service.  The motion has not yet been decided.  The Company believes the claim by SportsTicker is without merit and intends to vigorously defend itself in this action.

               From time to time, SportsLine may be involved in litigation relating to claims arising out of its operations in the normal course of business.  The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on SportsLine’s financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

               No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

Market Prices for the Company’s Common Stock and Related Stockholder Matters

               The Company’s Common Stock has been traded on the Nasdaq National Market under the symbol “SPLN” since November 13, 1997.  The following table sets forth for the periods indicated the range of high and low closing prices per share of Common Stock, as reported by the Nasdaq National Market:

	High	Low

2002
First Quarter	$3.70	$2.42
Second Quarter	3.50	0.96
Third Quarter	1.57	0.97
Fourth Quarter	1.41	0.97
2001
First Quarter	$9.63	$3.53
Second Quarter	4.50	2.30
Third Quarter	2.40	0.80
Fourth Quarter	3.82	1.19

               SportsLine has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.  SportsLine currently intends to retain future earnings, if any, to fund the development and growth of its business.

               As of March 11, 2003, the Company had approximately 570 stockholders of record.

Sales of Unregistered Securities During the Year Ended December 31, 2002

(1)

In January 2002, pursuant to the terms of the CBS Agreement, the Company issued to CBS 6,882,312 shares of its common stock with a value of $20,000,000, in consideration of the rights granted to the Company under the agreement.

(2)

In July 2002, pursuant to the terms of the AOL agreement, the Company issued to AOL 1,945,525 shares of common stock, with a value equal to $2,000,000, in consideration of the rights granted to the Company under the agreement.

(3)

In September 2002, pursuant to the Company’s agreement with JAE Endorsements, Inc. relating to the services of John Elway, the Company issued to JAE Endorsements and its assignees an aggregate of 200,000 shares of common stock with a value of $246,000, in consideration of the rights granted to the Company under the agreement.

               No underwriter was involved in any of the above sales of securities.  All of the above securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), on the basis that they were issued under circumstances not involving a public offering.

Item 6.    Selected Financial Data.

               The following data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.  The selected consolidated balance sheet data set forth below as of December 31, 2002 and 2001, and the selected consolidated statement of operations data for the three years ended December 31, 2002 have been derived from the Company’s audited consolidated financial statements included elsewhere herein.1

	Year Ended December 31,

	Total 2002	(unaudited) U.S. 2001	(unaudited) Sports.com 2001	Total 2001	(unaudited) U.S. 2000	(unaudited) Sports.com 2000	Total 2000

	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue	$62,065	$60,046	$4,484	$64,530	$87,458	$8,429	$95,887
Cost of revenue	23,962	23,770	8,902	32,672	28,070	12,931	41,001

Gross profit (loss)	38,103	36,276	(4,418)	31,858	59,388	(4,502)	54,886
Operating expenses:
Product development	2,132	1,854	—	1,854	1,791	—	1,791
Sales and marketing:
Amortization of equity issued to Viacom for promotion	24,036	20,288	—	20,288	20,288	—	20,288
Other	24,471	35,056	6,199	41,255	37,224	13,719	50,943
General and administrative	20,193	25,137	6,222	31,359	26,726	10,365	37,091
Depreciation and amortization	11,029	22,571	1,664	24,235	19,257	2,341	21,598
Restructuring charge	2,499	985	—	985	—	—	—
Write-down of goodwill	2,650	21,600	—	21,600	—	—	—
Other non-recurring charge for settlement of litigation	—	—	—	—	—	—	—

Total operating expenses	87,010	127,491	14,085	141,576	105,286	26,425	131,711

Loss from operations	(48,907)	(91,215)	(18,503)	(109,718)	(45,898)	(30,927)	(76,825)
Interest expense	(929)	(1,064)	(9)	(1,073)	(1,081)	(3)	(1,084)
Interest and other income, net	891	3,108	371	3,479	10,142	2,772	12,914
Loss on equity investments	—	(28)	—	(28)	(127,653)	—	(127,653)
Gain on termination of advertising agreements	—	2,051	—	2,051	78,766	—	78,766

Gain on sale of e-commerce subsidiaries	—	—	—	—	7,814	—	7,814
Gain on extinguishment of debt	—	2,404	—	2,404	—	—	—
Effect of deconsolidation of Sports.com	—	41,739	—	41,739	—	—	—

Net loss before tax benefit	(48,945)	(43,005)	(18,141)	(61,146)	(77,910)	(28,158)	(106,068)
Tax benefit	720	—	—	—	—	—	—

Net loss	$(48,225)	$(43,005)	$(18,141)	$(61,146)	$(77,910)	$(28,158)	$(106,068)

Net loss per share – basic and diluted	$(1.30)			$(2.23)			$(4.04)

Weighted average common and common equivalent shares outstanding – basic and diluted	37,007,281			27,446,626			26,245,946

	Year Ended December 31,

	(unaudited) U.S. 1999	(unaudited) Sports.com 1999	Total 1999	Total 1998

	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue	$58,284	$1,994	$60,278	$30,551
Cost of revenue	31,536	2,542	34,078	17,231

Gross profit (loss)	26,748	(548)	26,200	13,320
Operating expenses:
Product development	1,587	—	1,587	1,313
Sales and marketing:
Amortization of equity issued to Viacom for promotion	15,347	—	15,347	11,517
Other	34,463	1,989	36,452	20,481
General and administrative	17,306	2,757	20,063	13,159
Depreciation and amortization	9,462	997	10,459	5,587
Restructuring charge	—	—	—	—
Write-down of goodwill	—	—	—	—
Other non-recurring charge for settlement of litigation	—	—	—	1,100

Total operating expenses	78,165	5,743	83,908	53,157

Loss from operations	(51,417)	(6,291)	(57,708)	(39,837)
Interest expense	(4,392)	—	(4,392)	(118)
Interest and other income, net	8,783	193	8,976	4,446
Loss on equity investments	—	—	—	—
Gain on termination of advertising agreements	—	—	—	—
Gain on sale of e-commerce subsidiaries	—	—	—	—
Gain on extinguishment of debt	36,027	—	36,027	—
Effect of deconsolidation of Sports.com	—	—	—	—

Net loss before tax benefit	(10,999)	(6,098)	(17,097)	(35,509)
Tax benefit	—	—	—	—

Net loss	$(10,999)	$(6,098)	$(17,097)	$(35,509)

Net loss per share –basic and diluted			$(0.74)	$(1.94)

Weighted average common and common equivalent shares outstanding – basic and diluted			23,018,224	18,305,927

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Cash and marketable securities	$37,625	$46,035	$125,765	$120,973	$85,242
Working capital	18,405	43,599	127,119	97,229	64,509
Total assets	91,988	112,964	258,171	271,461	137,655
Long-term obligations, net of current maturities	23,561	20,496	19,608	19,608	207
Total shareholders’ equity	54,035	79,167	139,097	224,656	118,963

1 Results of Sports.com are consolidated from August 1999 through July 2001 only.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

               The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth under “Risk Factors that May Affect Future Results,” below and elsewhere in this Report.  The following discussion also should be read in conjunction with the information set forth in “Item 6. Selected Financial Data” and the Company’s Consolidated Financial Statements and Notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

               Commencing in 2002, the Company is categorizing its revenue streams into two types: advertising and marketing services revenue and subscription and premium products revenue. Prior to 2002, the Company also derived revenue from content licensing and international revenue.  Advertising and marketing services revenue, subscription and premium products revenue, content licensing revenue and international revenue constituted approximately 77%, 23%, 0%and 0%, respectively, of the Company’s total revenue in 2002; 80%, 8%, 5%and 7%, respectively, of the Company’s total revenue in 2001; and 76%, 6%, 9% and 9%, respectively, of the Company’s total revenue in 2000.

               Advertising and marketing services revenue is derived principally from short-term advertising contracts on a per impression basis or for a fixed fee based on a minimum number of impressions.  Advertising revenue also includes sponsorship opportunities that enable advertisers to associate their corporate messages with the Company’s coverage of major sports and marquee events, games and contests for a fee.   Advertising and marketing services revenue is also derived from the sale of advertising on Web sites that the Company operates such as NFL.com and pgatour.com.  Advertising and marketing services revenue is recognized in the period in which the advertisement is displayed or services rendered, provided that no significant obligations remain and collection of the resulting receivable is probable.  Company obligations typically include guarantees of a minimum number of “impressions,” or times that advertisements appear in page views downloaded by users.  Advertising and marketing services revenue includes the Company’s revenue from its direct marketing services and from promotion of e-commerce Web sites such as MVP.com and the NFL.com shop.

               Although most of the content on the Company’s Web sites is free, users of the Company’s Web sites can purchase memberships and premium services for a fee.  Subscription and premium products revenue relating to annual memberships and seasonal sports contests is recognized ratably over the life of the membership agreement or contest period.  Accordingly, amounts received for which services have not yet been provided are recorded as deferred revenue on the Company’s balance sheets.

               Content licensing revenue was recognized over the period of the license agreement as the Company delivered its content.  The Company did not have any content licensing revenue in 2002 and does not expect to have any such revenue in the future, unless the Company enters into new content licensing agreements. International revenue was related to the Company’s prior subsidiary Sports.com.

               In March 1997, the Company entered into a strategic alliance with CBS pursuant to which the Company’s flagship Web site was renamed “cbs.sportsline.com.”  The CBS agreement was amended in February 1999 (as amended to date, the “CBS Agreement”) to extend the term for an additional five years, effective as of January 1, 1999, through 2006.  Commencing with calendar year 1999, CBS is obligated to provide advertising and promotion of the cbs.sportsline.com Web site pursuant to a fixed promotion schedule. In consideration of additional promotional and advertising opportunities, at the time of the execution of the amendment in 1999, the Company accelerated the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and became obligated to issue additional shares of common stock valued at $100 million between 2002 and 2006.  The 1999 amendment to the CBS Agreement provides that SportsLine’s obligation to issue additional shares of common stock valued at $100 million between 2002 and 2006 is to be satisfied by the issuance of shares having a fair market value of $20 million based on the average of closing prices of the common stock on the Nasdaq National Market for the five-day period ending on the day prior to each of the following five issue dates, as applicable:  January 1, 2002; April 1, 2003; July 1, 2004; October 1, 2005; and January 1, 2007. In January 2002, the Company satisfied the first of the foregoing five issuances by issuing approximately 6.9 million shares of common stock to CBS valued at $20 million.  In March 2003, the CBS Agreement was amended to modify the annual schedule of stock issuances to CBS.   See “—Recent Developments.”

               In July 2001, SportsLine entered into a multi-year agreement (the “NFL Agreement”) with CBS, AOL and the NFL.  Pursuant to the terms of the NFL Agreement, SportsLine is responsible for the production and hosting of the NFL’s Internet sites, including NFL.com, superbowl.com, nfleurope.com and playfootball.com.  SportsLine is entitled to recoup the costs of such production and hosting pursuant to an agreed-upon budget, from the first dollars of revenue generated from such sites, after the payment of certain sales commissions, including but not limited to, advertising and sponsorship sales, e-commerce revenues and direct marketing and, to a limited extent, from the exploitation of certain emerging media rights (collectively, the “Gross Revenues”).  SportsLine is responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement, with SportsLine’s share of the required cash payments aggregating $24,050,000 over the five-year term of the NFL Agreement as follows:  $4,238,000 has been paid as of December 31, 2002, $812,000 is owed for the second year; $6,000,000 for each of the third and fourth years; and $7,000,000 for the fifth year.  In addition, SportsLine issued to the NFL 350,000 shares of SportsLine common stock upon effectiveness of the NFL Agreement; and is obligated to pay an additional $1,333,333 in cash or stock, at SportsLine’s option, in May 2003 and an additional $2,666,667 in cash or stock, at SportsLine’s option, in May 2004.  After the payment of certain sales commissions and SportsLine’s recoupment of its production and hosting expenses, SportsLine is entitled to a graduated share of Gross Revenues in an amount aggregating approximately 50% of the first $140,000,000 of Gross Revenues generated during the term of the NFL Agreement.  In addition, SportsLine may be entitled to receive 20% of certain additional Gross Revenues in excess of such amount.  The NFL has the unilateral right to terminate the NFL Agreement after the second or third year of the contract.

               In July 2001, SportsLine extended its existing agreement with AOL (the “AOL Extension”).  Pursuant to the AOL Extension, SportsLine paid AOL $1,000,000 cash in July 2001 and issued to AOL approximately 1.95 million shares of common stock valued at $2,000,000 in July 2002, and the Company is obligated to pay an additional $1,000,000 in cash and/or stock, at SportsLine’s option, in July 2003.

               In May 1999, SportsLine established Sports.com as a European-based, majority owned subsidiary.  In 2000, the Company consolidated between 71% and 100% of the losses of Sports.com, which had historically been offset by the allocation of a portion of such losses to third party holders of Sports.com common stock.  On July 17, 2001, Sports.com raised approximately $13,000,000 in equity funding from its existing investors.  After giving effect to the funding, the Company’s fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, was approximately 30%. As a result of the Company’s reduced ownership interest in Sports.com and a reduction in the Company’s representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 the Company no longer consolidated the results of Sports.com and accounted for its investment in Sports.com under the equity method of accounting.  In accordance with United States generally accepted accounting principles, the Company recorded in 2001 the effect of the deconsolidation of the subsidiary in the amount of $41,739,000.  The Company’s comprehensive loss in 2001 decreased by approximately $5,200,000 due to the deconsolidation of Sports.com.  After July 17, 2001, the Company no longer recorded any losses generated by Sports.com, as its investment had been reduced to zero and the Company had no future obligation to provide funding to Sports.com. Sports.com’s assets and liabilities are included in the Company’s Consolidated Balance Sheet as of December 31, 2000. Sports.com’s revenue, expenses and minority interest are included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2000 and its revenue, expenses and minority interest through July 17, 2001 are included in the Consolidated Statement of Operations of the Company for the year ended December 31, 2001.  On May 31, 2002, Sports.com was placed into administration, a procedure in the U.K. pursuant to which a court-appointed administrator assumes day-to-day control of a company in order to determine whether a business should be reorganized, sold or liquidated.  In July 2002, the Company terminated its inter-company agreement with Sports.com, pursuant to which, among other things, the Company licensed the sports.com domain to Sports.com.  Separately, the Company sold the rights to the sports.com domain to an unrelated third party.  The effect on the Company’s financial condition and results of operations was not material.

               The Company acquired DWWC in December 1999.  The transaction was accounted for using the purchase method of accounting.  The purchase resulted in goodwill of $31,880,000, which was being amortized over an estimated life of seven years.  In the fourth quarter of 2000, a $12,000,000 liability (included in accounts payable at December 31, 2000) was recorded pursuant to the purchase agreement, which provided for additional consideration contingent upon the acquired company meeting certain performance thresholds.  During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of $6,000,000 of the liability and during the fourth quarter of 2001, 2,195,968 shares of common stock were issued in satisfaction of the remaining $6,000,000 liability.  In addition, the Company recognized a goodwill write-down during the year ended December 31, 2001 of $17,000,000 related to the reduced estimate of the value of its investment in DWWC.  The Company’s assessment of its goodwill investment was based on historical operations, undiscounted future cash flows and the market values of similar entities.  See Note 4 of Notes to Consolidated Financial Statements.  The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002.  As a result, the Company found no impairment of its goodwill.  At December 31, 2002, the Company had goodwill of $16,194,000 recorded for DWWC.

               In April 2000, the Company, through its wholly owned subsidiary VegasInsider.com, Inc., purchased the assets of the DBC Sports division (“DBC Sports”) of Data Broadcasting Corporation (“DBC”), including LVSC, in exchange for 277,152 shares of the Company’s common stock (the “Consideration Shares”).  Pursuant to the terms of the purchase agreement, the Company guaranteed that the Consideration Shares would have a value equal to or greater than $12.5 million on March 31, 2001 (the “Guaranteed Proceeds”).  On April 6, 2001, due to the decline in the trading price of the Company’s common stock, the Company fulfilled its obligation to DBC by purchasing the Consideration Shares for $12.5 million. The Consideration Shares were cancelled and retired in April 2001. The Company recorded a goodwill write-down of $4,600,000 in 2001 to reflect a reduction in the estimated value of its investment in DBC Sports.  The assessmentof goodwill was based on historical operating results, undiscounted future cash flows and the market values of similar entities.  The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002.  As a result, the Company recorded a goodwill write-down of $2,650,000 to adjust the value of its investment in DBC Sports to its estimated fair value.  At December 31, 2002, the Company had goodwill of $2,017,000 recorded for DBC Sports.  See Note 4 of Notes to Consolidated Financial Statements.

Recent Developments

     NCAASports.com Agreement

               In February 2003, the NCAA, CBS and SportsLine announced an agreement whereby the Company sublicensed the rights from CBS for the official NCAA Championship Web site, in their entirety, through 2006. These rights include site production, hosting and management of the sale of advertising for the NCAASports.com Web site, and the exclusive rights to provide Internet broadcasts of certain NCAA championships, including the Division 1 Men’s Basketball Championship. The Company and CBS will share in revenues from the operations of the new site, with the Company’s start-up production costs being recouped in the initial year of operation.

     Disposal of VegasInsider.com Website and LVSC

               As part of the NCAASports.com agreement, the Company agreed that it would dispose of its gaming information operations, consisting of the VegasInsider.com Web site and LVSC.  Beginning in its quarterly report on Form 10-Q for the quarter ending March 31, 2003, the Company will report the results from these operations as results from discontinued operations.

     CBS Amendment

               On March 5, 2003, SportsLine and CBS entered into an amendment to the CBS agreement to provide for a change in the annual payment schedule pursuant to which CBS is entitled to receive SportsLine.com common stock in exchange for promotion of the CBS SportsLine.com Web site.

     April 2003 Payment

     On April 1, 2003, SportsLine is obligated to issue to CBS, the lesser of (1) a number of shares of common stock having a fair market value of $20,000,000 on April 1, 2003; or (2) a number of shares of common stock that will result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 39.9% (in which case the shares actually issued on April 1, 2003 will be valued at the current fair market value of such shares and the remainder of SportsLine’s $20,000,000 obligation will be deferred until July 2004).

     July 2004 Payment

     On July 1, 2004, SportsLine is obligated to issue to CBS the lesser of (1) a number of shares of common stock having a fair market value on July 1, 2004 equal to (x) $20,000,000 plus (y) the amount of the April 2003 payment which was deferred; or (2) a number of shares of common stock that will result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 49.9%.  If the number of shares of common stock that would result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 49.9% has a fair market value on July 1, 2004 less than the amount of SportsLine’s total obligation on July 1, 2004 (i.e., $20,000,000 plus the deferred portion of the April 2003 payment), then SportsLine must satisfy up to $5,000,000 of such obligation in cash.  SportsLine has the option to satisfy any additional remaining obligation on July 1, 2004 in cash and/or stock at its option.  If SportsLine elects to satisfy any portion of that remaining obligation, if any, in stock and the issuance of such stock would cause the ownership interest of CBS and its affiliates to exceed 49.9% on July 1, 2004, then CBS may elect to defer that portion of the issuance until October 1, 2005.

     October 2005 and January 2007 Payments

     On October 1, 2005, SportsLine will remain obligated to issue to CBS common stock with a fair market value equal to (x) $20,000,000 plus (y) the portion of the payment due in July 2004, if any, that CBS may have elected to defer.  SportsLine remains obligated to issue common stock with a fair market value of $20,000,000 to CBS on January 1, 2007.

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

•

The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  If the Company’s analysis indicates a possible impairment exists based on undiscounted future cash flows, it is required to then measure impairment based on the estimated fair value of the assets determined either by third party appraisal or projected discounted future cash flows.

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

•

SFAS No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has elected to use the intrinsic value based method.  The Company grants its employees stock options with an exercise price equal to market price; therefore, no compensation expense is recorded.

•

Advertising and marketing services revenue encompass advertising and sponsorship sales as well as the Company’s revenue from its direct marketing services and promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on the Company’s Web sites as well as the sale of advertising on Web sites operated by the Company.  Advertising includes, among other forms, banner advertisements and sponsorships.  Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that no significant Company obligations remain and collection of the resulting receivable is probable.  Company obligations typically include guarantees of a minimum number of “impressions”, or times that an advertisement is viewed by users of the Company’s Web sites.

Results of Operations

     Revenue

               Total revenue for the year ended December 31, 2002 was $62,065,000 compared to $64,530,000 for the year ended December 31, 2001 and $95,887,000 for the year ended December 31, 2000.  Advertising and marketing services revenue decreased to $47,816,000 in 2002 compared to $53,583,000 in 2001 and $77,666,000 in 2000. Advertising and marketing services revenue for 2002, 2001 and 2000 accounted for approximately 77%, 83% and 81%, respectively, of total revenue.  Advertising and marketing services decreased in 2002 from 2001 primarily due to management’s decision to limit barter revenue, which caused barter revenue to decrease in 2002 to 11% of advertising and marketing services revenue from 17% in 2001.  Excluding barter revenue from both years, advertising and marketing services revenue increased slightly, mainly due to increased revenue derived from the NFL as a result of the agreement being in effect for a full year in 2002.  During 2002, the Company was able to take advantage of preseason sales opportunities, which the Company did not have the opportunity to do in 2001 since the agreement was entered into in July 2001.  Advertising and marketing services revenue decreased in 2001 from 2000 due to lower advertising revenue relating to the termination of the Company’s agreements with MVP.com, Inc. (“MVP”) and Internet Sports Network, Inc. (“ISN”), which accounted for $27,655,000 of advertising revenue during 2000 in the aggregate, and the result of a general slowdown in the domestic advertising market.  In addition, following the events of September 11, 2001, advertising revenue was lower than expected because of cancellations and postponement of certain sporting events such as the second week of college and pro football games and the Ryder Cup.

               Subscription and premium products revenue increased to $14,249,000 in 2002 compared to $4,252,000 in 2001 and $6,284,000 in 2000.   Subscription and premium products revenue increased in 2002 from 2001 because of the successful conversion from primarily free fantasy sports products to fee-based fantasy products.  More than 80,000 paid fantasy leagues representing about one million teams were formed in the Company’s fee-based baseball, football, basketball and hockey fantasy games in 2002, allowing the Company to generate approximately $10,900,000 of fantasy revenue in 2002 compared to $700,000 in 2001.  The increase in fantasy revenue from 2002 to 2001 was offset by decreases in other products such as services related to statistical data and sales of the membership rewards program.  From July 2000 to July 2001, the Company offered its fantasy products and services for free instead of for a subscription fee. As a result, subscription and premium products revenue decreased from 2000 to 2001 primarily due to the free offering of fantasy during the 2001 baseball season offset by fee-based football fantasy offerings during the 2001 season. Other factors contributing to the decrease in 2001 from 2000 were the discontinuation of some products such as Sports Careers subscriptions and services related to sales of statistical data.

               There was no content licensing revenue in 2002 compared to $6,695,000 in 2001 and $11,937,000 in 2000.   The decrease in content licensing revenue was due primarily to the replacement in July 2001 of the Company’s previous agreement with AOL, which had included a barter content licensing provision.  Additionally, in 2000 the Company recognized content licensing revenue pursuant to its agreement with Excite, Inc. that expired in December 2000.  Unless the Company enters into new content licensing agreements, management does not expect content licensing revenue to be significantin future periods.

               There was no international revenue in 2002 compared to $4,484,000 and $8,429,000 in 2001 and 2000, respectively.  The Company’s former subsidiary, Sports.com, was the sole source of international revenue.

               As of December 31, 2002, the Company had deferred revenue of $2,052,000 relating to cash and receivables for which services had not yet been provided.

               Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 8%, 20% and 17% of total revenue for 2002, 2001 and 2000, respectively.  Barter transactions are recorded based upon, and to the extent of, similar recent cash transactions of the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions.  While the Company may enter into barter arrangements from time to time, the Company does not expect to recognize barter advertising revenue, along with the offsetting marketing expense, in future periods.

               Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 0%, 5% and 16% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.  The majority of the equity-related revenue in 2000 was derived from two agreements, both of which had been terminated as of December 31, 2000. An additional agreement for equity-related revenue terminated in June 2001.  Therefore, the Company expects that, unless new agreements are entered into, equity-related revenue will be insignificant in future periods.

     Cost of Revenue

               Cost of revenue consists primarily of revenue share expenses, content fees to third parties and payroll and related expenses for the editorial and operations staff that are responsible for creating content on the Company’s Web sites.  Telecommunications, Internet access and computer related expenses for the support and delivery of the Company’s services are also included in cost of revenue.

               Cost of revenue was $23,962,000 in 2002 compared to $32,672,000 and $41,001,000 in 2001 and 2000, respectively.  The decrease in cost of revenue in 2002 from 2001 is primarily due to the deconsolidation of Sports.com in July 17, 2001.  Sports.com accounted for 27% of cost of revenue in 2001.  Costs related to revenue sharing increased in 2002 from 2001, primarily due to increased expenses related to increased fantasy football revenue.   Total revenue sharing expense was $10,211,000, $7,490,000 $13,608,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  Revenue sharing expense represented 16% of total revenue in 2002, 12% of total revenue in 2001, and 14% of total revenue in the year 2000.  These increased costs were offset by reductions in telecommunications expenses and payroll.  The decrease in cost of revenue from 2000 to 2001 was primarily due to decreased revenue sharing expense to CBS because of lower advertising revenue, elimination of revenue sharing expense to Major League Baseball and lower costs associated with the Company’s cost restructuring program initiated in the second quarter of 2001.  Also contributing to the decrease in 2001 was the deconsolidation of Sports.com in the third quarter of 2001.  As a percentage of revenue, cost of revenue decreased to 39% in 2002 compared to 51% in 2001 and 43% in 2000.

     Operating Expenses

               Product Development.  Product development expense consists primarily of employee compensation and related expenses required to support the continuing development of proprietary sports information and entertainment applications, services, technologies, interfaces and content. These costs include the Company’s effort to develop streaming media content and players, advanced java applications, ShockWave and Flash games and contests, wireless applications and technologies, broadband content and enhanced user interfaces across all products. These costs are expensed as incurred.  In future periods, the Company intends to reclassify product development costs as general and administrative expense.

               Product development expense was $2,132,000 in 2002 compared to $1,854,000 and $1,791,000 in 2001 and 2000, respectively. The increase in product development expense in 2002 is primarily the result of increased product development personnel and consultants related to the Company’s agreement to produce NFL.com partially offset by lower costs from the Company’s restructuring program.  As a percentage of revenue, product development expense was 3%, 3% and 2% for 2002, 2001 and 2000, respectively.

               Sales and Marketing — Amortization of Equity Issued to Viacom for Promotion.  Amortization of equity issued to Viacom for promotion consists of the amortization expense for the Company’s agreements with two Viacom-related entities pursuant to which the Company issued equity instruments in exchange for advertising and promotion.

               Pursuant to the Company’s promotion and licensing agreement with CBS, the Company issued shares of common stock and warrants to purchase shares of common stock and expensed $22,286,000 in 2002 compared to $17,288,000 in both 2001 and 2000.  Additionally, the Company expensed $1,750,000 in 2002 and $3,000,000 in both 2001 and 2000 related to shares of common stock issued to Westwood One, Inc. in exchange for promotion and programming.  These expenses were classified as depreciation and amortization expense in prior periods; 2001 and 2000 amounts have been reclassified in the accompanying consolidated financial statements to conform to current-year presentation as sales and marketing expense.   As a percentage of revenue, amortization of equity issued to Viacom for promotion was 39% for the year ended December 31, 2002 compared to 31% in 2001 and 21% in 2000.  The Company will not recognize amortization expense related to the Westwood One, Inc. agreement in future periods due to the expiration of the Company’s agreement with Westwood One on August 1, 2002.  At that time, the Company entered into a new agreement with Westwood One that does not require the issuance of additional equity or any other financial consideration.

               Sales and Marketing — Other.  Sales and marketing – other expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses, research expenses and rights payment expenses related to the Company’s agreement with the NFL.

               Sales and marketing expense – other was $24,471,000 in 2002 compared to $41,255,000 and $50,943,000 in 2001 and 2000, respectively.  The decrease in sales and marketing – other expense from 2001 to 2002 was due to the deconsolidation of Sports.com along with decreased advertising and payroll as a result of the Company’s cost restructuring programs. Also, the Company’s decision to limit barter advertising contributed to the decrease in 2002.  Barter transactions accounted for approximately 21% of sales and marketing – other expense for 2002, 31% for 2001 and 30% for 2000.  The decrease in sales and marketing – other expense from 2000 to 2001 was primarily due to the decreased Web site and television advertising spending and the replacement of the Company’s agreement with AOL at a lower cost, offset by increases in radio and outdoor advertising expense. Additionally, payroll expenses decreased in 2001 because of the Company’s cost restructuring program. Also contributing to lower sales and marketing expense – other in 2001 was the deconsolidation of Sports.com in the third quarter of 2001.    As a percentage of revenue, sales and marketing – other expense decreased to 39% in 2002 compared to 64% in 2001 and

53% in 2000.  Included in sales and marketing – other expense are cash payments made to CBS and certain affiliates of CBS, of $367,000, $2,227,000 and $1,408,000 in 2002, 2001 and 2000, respectively, for television, radio and outdoor advertising during those periods.

               General and Administrative.  General and administrative expense consists of salary and related costs for executive, finance and accounting, technical and customer support, human resources and administrative functions, as well as rent and occupancy expenses and professional service fees.

               General and administrative expense was $20,193,000 in 2002 compared to $31,359,000 and $37,091,000 in 2001 and 2000, respectively. The decrease in general and administrative expense from 2001 to 2002 was mainly due to the deconsolidation of Sports.com, which accounted for 20% of general and administrative expense in 2001, and decreases in payroll and consulting expenses due to the Company’s cost restructuring program.  The decrease in general and administrative expense in 2001 from 2000 was primarily attributable to the deconsolidation of Sports.com in the third quarter of 2001, the Company’ cost restructuring program and to a lesser extent reduced bad debt expense related to lower advertising billings.  As a percentage of revenue, general and administrative expense decreased to 33% in 2002 compared to 49% in 2001 and 39% in 2000.

               Depreciation and Amortization.  Depreciation and amortization expense consists of the depreciation of property and equipment, amortization of costs associated with consulting agreements and amortization of licensing rights and intangible assets. Depreciation and amortization expense was $11,029,000 in 2002 compared to $24,235,000 and $21,598,000 in 2001 and 2000, respectively. The decrease in depreciation and amortization expense in 2002 compared to 2001 was due primarily to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002.  Goodwill is no longer subject to amortization, but instead will be reviewed for impairment and, if deemed necessary, written down and charged to results of operations.  Goodwill amortization was $8,343,000 and $6,762,000 for the years ended December 31, 2001 and 2000, respectively.  Also depreciation and amortization expense related to fixed assets decreased due to decreased purchases in 2002 compared to 2001 combined with certain equipment becoming fully depreciated.  The increase in depreciation and amortization in 2001 compared to 2000 was due to the amortization of the intangible assets acquired from MVP in January 2001 and the goodwill recorded in connection with the acquisition of DBC Sports in April 2000.

               Under the Company’s agreement with the PGA TOUR, which became effective in April 1999, the Company paid an up-front licensing fee of $8,500,000. The licensing fee was recorded on the balance sheet as licensing rights and was amortized to depreciation and amortization expense over each related contract year, and has been fully amortized at December 31, 2002.  Total amortization expense under the PGA TOUR agreement was $2,267,000 for each of the years ended December 31, 2002, 2001 and 2000.  In January 2003 a cash payment of $2,000,000 was made to the PGA TOUR, which will be recognized as sales and marketing expense – other in 2003.

               Write-down of Goodwill.  For the years ended December 31, 2002 and 2001 the Company recorded charges totaling $2,650,000 and $21,600,000, respectively, to reflect the reduction in the estimated value of its investment in DWWC and DBC Sports. The write-down of goodwill related to DBC Sports was $2,650,000 in 2002 and $4,600,000 in 2001.  The write-down of goodwill related to DWWC was $0 in 2002 and $17,000,000 in 2001. The assessment of goodwill in 2001 was based on historical operating results, estimated undiscounted future cash flows, and the estimated market values of similar entities. As of October 1, 2002, the Company performed the annual impairment test required under SFAS No. 142 to test impairment.

               Restructuring Charge.  For the years ended December 31, 2002 and 2001 the Company recognized restructuring charges of $2,499,000 and $985,000 related to severance payments and the termination of leases.   See Note 2 of Notes to Consolidated Financial Statements.

               Interest Expense.  Interest expense was $929,000 in 2002 compared to $1,073,000 and $1,084,000 in 2001 and 2000, respectively.  The decrease in interest expense in 2002 was primarily due to the repurchase of an additional $2,930,000 principal amount of the Company’s Convertible Subordinated Notes due 2006 (“Convertible Subordinated Notes”) in the fourth quarter of 2001.  The decrease in interest expense in 2001 was primarily due to the expiration of capital leases in the first quarter of 2001.

               Interest and Other Income, Net.  Interest and other income, net primarily represents interest earned on cash and cash equivalents and marketable securities.  Interest and other income, net was $891,000 in 2002 compared to $3,479,000 and $12,914,000 in 2001 and 2000, respectively. The decrease in interest income in 2002 compared to 2001 and 2000 was primarily attributable to a lower invested cash balance and lower interest rates.

               Loss on Equity Investments.  Several of the Company’s equity investments in certain Internet companies, primarily its investment in MVP, were written off in 2000 in the amount of $127,653,000 while the remainder of such investments in the amount of $28,000 was written off in 2001.  There was no loss on equity investments in 2002.   During the third and fourth quarters of 2000, the Company deemed its investment in MVP to be permanently impaired and wrote off the entire value of that investment.  The Company’s determination was based on the market downturn during the third and fourth quarters of 2000 which caused similar declines in the market values of publicly-traded Internet e-commerce companies, the difficulty experienced by MVP in raising additional capital and an assessment of MVP’s financial condition and prospects. MVP ceased operations in January 2001.

               Gain on Termination of Advertising Agreements.  Due to the termination of the Company’s relationships with MVP and Internet Sports Network during 2000, the Company was no longer obligated to perform under either of these agreements.  In December 2000, the Company recorded a gain related to the recognition of deferred revenue from these agreements of $78,766,000, net of an expense accrual of $2,673,000 for tax expense and potential expenses related to the MVP liquidation, such as assumption of leases and legal expenses.  In December 2001, the Company reversed the remaining accrual of $2,051,000 having deemed the MVP liquidation substantially complete.  There was no gain on termination of agreements in 2002.

               Gain on Sale of E-Commerce Subsidiaries.  Effective January 1, 2000, the Company sold to MVP three of its subsidiaries, which engaged in e-commerce activity (International Golf Outlet, Inc., Golf Club Trader, Inc. and TennisDirect.com, Inc.).  The sale resulted in a one-time gain of $7,814,000, net of taxes, in 2000.

                Gain on Extinguishment of Debt.  During the fourth quarter of 2001, the Company repurchased $2,930,000 of its Convertible Subordinated Notes for approximately $500,000 and, as a result, recognized a gain of $2,404,000, net of unamortized debt issuance costs.   SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections, eliminates the previous requirement under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, to report gains and losses from extinguishments of debt as extraordinary items in the income statement.  The Company adopted SFAS No. 145 on July 1, 2002, and accordingly reclassified the extraordinary gain of $2,404,000 that occurred from its extinguishment of debt in 2001 to other non-operating income.

               Effect of deconsolidation of Sports.com.  In accordance with United States generally accepted accounting principles, the Company recorded in 2001 the effect of the deconsolidation of Sports.com in the amount of $41,739,000.  On July 17, 2001, Sports.com raised approximately $13,000,000 in equity funding from its existing investors.  After giving effect to the funding, the Company’s fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, was approximately 30%. As a result of the Company’s reduced ownership interest in Sports.com and a reduction in the Company’s representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 the Company no longer consolidated the results of Sports.com and accounted for its investment in Sports.com under the equity method of accounting.

               Income Taxes.  No provision for Federal and state income taxes has been recorded as the Company incurred net operating losses for each period presented.  As of December 31, 2002, the Company had approximately $185,000,000 of net operating loss carryforwards for Federal income tax purposes, expiring beginning in 2009, available to offset future taxable income.  Additionally, the Company had approximately $93,000,000 of capital loss carryforwards. Given the Company’s losses incurred to date and the difficulty in accurately forecasting the Company’s future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by United States generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded to reduce the deferred income tax assets to zero.  See Note 10 of Notes to Consolidated Financial Statements.

               In  2002, the Company recorded a tax benefit of $720,000 due to a refund of alternative minimum taxes paid in 2000.

Quarterly Results of Operations (unaudited)

               The tables below set forth the quarterly operating results for 2002 and 2001.  This information is unaudited, but in the opinion of the Company reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with United States generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	2002 Quarter Ended

	(in thousands except share and per share data)
	March	June	September	December

Revenue	$15,621	$11,029	$15,526	$19,889
Cost of revenue	4,889	5,202	6,635	7,236

Gross profit	10,732	5,827	8,891	12,653

Operating Expenses:
Product development	621	551	500	460
Sales and marketing:
Amortization of equity issued to Viacom for promotion	6,321	6,322	5,821	5,572
Other	7,549	5,980	5,414	5,528
General and administrative	5,576	5,137	5,025	4,455
Depreciation and amortization	2,928	2,679	3,082	2,340
Write-down of goodwill	—	—	—	2,650
Restructuring charge	—	1,398	1,101	—

Total operating expenses	22,995	22,067	20,943	21,005

Loss from operations	(12,263)	(16,240)	(12,052)	(8,352)
Interest expense	(228)	(227)	(228)	(246)
Interest and other income, net	210	185	176	319

Net loss before tax benefit	(12,281)	(16,282)	(12,104)	(8,279)
Tax benefit	—	—	720	—

Net loss	$(12,281)	$(16,282)	$(11,384)	$(8,279)

Net loss per share – basic and diluted	$(0.34)	$(0.45)	$(0.30)	$(0.22)

Weighted average common and common equivalent shares outstanding – basic and diluted	36,101,561	36,059,187	37,654,010	38,184,372

	2001 Quarter Ended

	(in thousands except share and per share data)
	March	June	September	December

Revenue	$22,298	$13,132	$13,601	$15,499
Cost of revenue	11,163	8,172	7,255	6,082

Gross profit	11,135	4,960	6,346	9,417

Operating Expenses:
Product development	521	462	468	403
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,072	5,072	5,072	5,072
Other	14,108	10,871	9,219	7,057
General and administrative	9,954	8,834	6,535	6,036
Depreciation and amortization	6,642	6,766	6,224	4,603
Write-down of goodwill	—	—	17,000	4,600
Restructuring charge	—	985	—	—

Total operating expenses	36,297	32,990	44,518	27,771

Loss from operations	(25,162)	(28,030)	(38,172)	(18,354)
Interest expense	(276)	(268)	(267)	(262)
Interest and other income, net	1,617	918	584	332
Gain on termination of agreements	—	—	—	2,051
Gain on extinguishment of debt	—	—	—	2,404
Effect of deconsolidation of Sports.com	—	—	41,739	—

Net income (loss)	$(23,821)	$(27,380)	$3,884	$(13,829)

Net income (loss) per share – basic	$(0.89)	$(1.01)	$0.14	$(0.50)

Net income (loss) per share – diluted	$(0.89)	$(1.01)	$0.14	$(0.50)

Weighted average common and common equivalent shares outstanding:
Basic	26,821,619	27,103,878	28,367,690	27,476,011

Diluted	26,821,619	27,103,878	28,383,024	27,476,011

Liquidity and Capital Resources

               As of December 31, 2002, the Company’s primary source of liquidity consisted of $17,383,000 in cash and cash equivalents.  As of December 31, 2002, the Company also had $3,866,000 in current marketable securities, which mature at various dates from January 2003 to March 2003,and $16,376,000 in non-current marketable securities, which have an average maturity of between twelve and eighteen months.  The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next 12 months.  However, the Company expects to continue to incur significant operating losses for at least the next 12 months.  To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions.  The sale of additional equity or convertible securities will result in additional dilution to the Company’s stockholders.  There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

               As of December 31, 2002, deferred advertising and content costs related to the CBS Agreement totaled $9,143,000. These costs represent the value of the common stock warrants issued at the time of the renewal in exchange for the CBS Agreement extension.  Accrued liabilities totaled $9,216,000 as of December 31, 2002, an increase of $659,000 from December 31, 2001, primarily due to increases in accruals for cost of revenue sharing and payroll charges.  Long-term liabilities at December 31, 2002 were $6,883,000 compared to $3,818,000 in 2001, an increase of $3,065,000, mainly due to the increase in the accrual related to the NFL agreement.

               Net cash used in operating activities was $7,127,000, $40,916,000 and $34,257,000 for 2002, 2001 and 2000, respectively. The principal uses of cash used in operating activities for all periods were to fund the Company’s net losses from operations, partially offset by amortization of equity issued to Viacom, increases in accrued liabilities, depreciation and amortization and other non-cash charges.

               Net cash used in investing activities was $5,695,000 in 2002 and $5,995,000 in 2000, and net cash provided by investing activities was $22,239,000 in 2001. Investing activities in 2002 consisted primarily of net purchases of marketable securities and to a lesser extent purchases of property and equipment. Investing activities in 2001 consisted primarily of net proceeds from maturity of marketable securities offset by purchases of property and equipment and intangible assets and the Company’s investment in Sports.com.  The principal uses in 2000 were for purchases of property and equipment offset by net proceeds from the maturity of marketable securities.

               Net cash used in financing activities was $117,000 and $17,714,000 for 2002 and 2001, respectively.  Net cash provided by financing activities was $66,474,000 for 2000.   Financing activities in 2002 consisted primarily of the repurchase of restricted shares of common stock from a former employee. Financing activities in 2001 consisted principally of the repurchase of the Consideration Shares from DBC for $12,500,000 and the repurchase of 2,500,500 shares of the Company’s common stock for aggregate consideration of $5,074,000 on the open market.  Financing activities in 2000 consisted principally of the issuance of a private placement of preferred stock by Sports.com and the exercise of warrants by CBS. In January 2000, Sports.com raised $52,500,000 through the issuance of Series B Preferred Stock.  In February 2000, CBS exercised warrants to purchase 500,000 shares of Common Stock resulting in net proceeds of  $11,500,000.

               Convertible Subordinated Notes in an aggregate principal amount of approximately $16,678,000 were outstanding as of December 31, 2002.  The Convertible Subordinated Notes mature in 2006.

               The Company has entered into various licensing, royalty and consulting agreements with content providers, vendors and sports organizations, which agreements provide for consideration in various forms, including issuance of warrants to purchase Common Stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms remaining of one to four years.  Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the organization from whose Web site the revenue is derived.  As of December 31, 2002, the minimum guaranteed payments required to be made by the Company under such agreements, including the Company’s agreements with the NFL, the PGA TOUR and AOL, totaled $31,286,000, of which $5,000,000 is payable in stock at prevailing market prices in lieu of cash at the Company’s option.

               The following contractual obligations and commercial commitments are payable during the periods stated:

	Years Ending December 31,

	(In thousands)
Type of obligation	Total	2003		2004		2005	2006	2007	Thereafter

Long-term debt	$16,678	$—		$—		$—	$16,678	$—	$—
Operating leases	11,363	2,128		1,522		1,355	1,403	1,459	3,496
Other long-term obligations	31,286	12,896	(1)	9,355	(2)	7,105	1,930	—	—

Total obligations	$59,327	$15,024	(1)	$10,877	(2)	$8,460	$20,011	$1,459	$3,496

(1)	$2,333 of which is payable in stock at prevailing market prices in lieu of cash at the Company’s option.
(2)	$2,666 of which is payable in stock at prevailing market prices in lieu of cash at the Company’s option.

               The Company has entered into an agreement with a third party vendor to purchase approximately $1,000,000 worth of computer hardware over a three-year period.  This purchase is part of the Company’s plan to continue to invest in equipment related to the expected growth of the business.  To date, the Company has purchased $720,000 of equipment under the agreement.  In addition, the Company anticipates purchasing approximately $1,000,000 of additional property and equipment during 2003. These capital expenditures will primarily be computer equipment related to the growth of the business.   Additionally, the Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

Related Party Transactions

               The Company has had transactions in the normal course of business with certain officers and directors of the Company.  The terms of these transactions were:

               In April 2001, the Company loaned Peter Pezaris, the Company’s President, Operations and Product Development, $200,000 at an annual interest rate of 5.5% secured by 50,000 shares of the Company’s common stock owned by Mr. Pezaris.  The loan was made in connection with Mr. Pezaris’ relocation from New York to the Company’s Fort Lauderdale headquarters.  The loan and accrued interest were paid in full by Mr. Pezaris in December 2001.

               The Company contracts for endorsement and other services of Joe Namath through Planned Licensing, Inc., which is a wholly-owned subsidiary of Namanco Productions, Inc. whose president and sole stockholder is a director of the Company.  The Company has an agreement with Planned Licensing, Inc. through October 16, 2004.  The Company incurred consulting and royalty expenses related to services provided by Planned Licensing, Inc. of $201,000, $207,000 and $267,000 in 2002, 2001 and 2000, respectively.  Additionally, in 2000 the Company issued 30,000 common stock warrants to Planned Licensing, Inc. that vest over the life of the agreement.  The Company is obligated to make future minimum payments to Planned Licensing, Inc. totaling $350,000 under this agreement through 2004.

               The Company has a strategic alliance with CBS.  As of March 28, 2003, CBS and its affiliates beneficially owned approximately 32% of SportsLine’s outstanding common stock and pursuant to the terms of the CBS Agreement, as amended in March 2003, SportsLine will issue additional shares of common stock to CBS on April 1, 2003 which will bring their ownership interest to approximately 39.9% of the Company’s outstanding stock.    See “Business – Strategic Relationships – CBS,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments.”

Seasonality

               The Company expects that its revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months.  In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics, the Ryder Cup and the World Cup, although such events do not occur every year.  The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles.  Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major U.S. sporting events and major sports seasons.  Furthermore, the Company has experienced growth in its revenue from fantasy football products affecting the third and fourth quarter.  Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced.  The foregoing factors could have a material adverse effect on the Company’s business, results of operations and financial condition.

Recent Accounting Pronouncements

               In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not acquired in a business combination) at acquisition.  SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition.  With the adoption of SFAS No. 142, goodwill is no longer subject to amortization.  Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test, with the initial test required by June 30, 2002.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase of the impairment test is designed to identify potential impairment; while the second phase (if necessary), measures the impairment.  The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value.  SFAS No. 142 is effective for fiscal years beginning after September 30, 2001.  The Company adopted SFAS No. 142 as of January 1, 2002, and its first phase impairment analysis, completed by the Company in May 2002, found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, was not necessary.  The Company has performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002.  As a result, the Company recorded a goodwill write-down of $2,650,000 to adjust the value of its investment in DBC Sports to its estimated fair value.

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

               In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections, which is generally applicable to financial statements for fiscal years beginning after May 15, 2002; however, early adoption is encouraged.  SFAS No. 145 eliminates the requirement under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt to report gains and losses from extinguishments of debt as extraordinary items in the income statement.  The Company adopted SFAS No. 145 on July 1, 2002, and has accordingly reclassified the extraordinary gains of $2,404,000 and $36,027,000, which occurred from its extinguishment of debt in the fourth quarter of 2001 and third and fourth quarters of 1999, respectively.

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

               In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.  The provisions of this consensus are not expected to have a significant effect on the Company’s financial position or operating results.

               In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”   This statement amends SFAS No. 123 “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock –based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results.  The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated in the Company’s consolidated financial statements and notes thereto.

Risk Factors That May Affect Future Results

               SportsLine’s business and the value of its stock are subject to a number of risks.  Some of those risks are described below.

We operate in a difficult market environment.

               The Internet-based advertising, information services and commerce markets in which we operate experience frequent and substantial changes.  Additionally, we face intense competition and we must effectively manage our growth and respond quickly to rapid changes in customer demands and industry standards.  To address these risks, among others, we must provide compelling and original content to our users, maintain our existing relationships and effectively develop new relationships with advertisers, advertising agencies and other third parties, develop and upgrade our technology and respond to competitive developments, and attract, retain and motivate qualified personnel.  We may not succeed in addressing these challenges and risks.

We have an accumulated deficit and we anticipate further losses.

               We have incurred significant losses since we began doing business and it is possible that we may never generate sufficient revenue to meet our expenses or achieve or maintain profitability.  We incurred net losses of $35.5 million during 1998, $17.1 million during 1999, $106.1 million during 2000, $61.1 million during 2001 and $48.2 million during 2002.  As of December 31, 2002, we had an accumulated deficit of $324.9 million.  We expect to continue to incur operating losses for at least the next twelve months.

               Since inception, we have incurred substantial costs to develop and enhance our technology, to create, introduce and enhance our service offerings, to acquire and develop content, to build traffic on our Web sites, to acquire members, to establish marketing relationships and to build an administrative organization and we intend to continue these efforts. We have entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, including, among others, the NFL, the PGA TOUR and AOL, which agreements provide for consideration in various forms, including issuance of shares of our common stock and/or warrants to purchase shares of our common stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived.  As of December 31, 2002, the minimum guaranteed payments we were required to make under such agreements totaled $31,286,000, of which $5,000,000 is payable in stock at prevailing market prices in lieu of cash at the Company’s option.  See “ – Liquidity and Capital Resources.”  Also, we recorded non-cash expense of approximately $22,000,000 and $17,000,000 in each of the years ended December 31, 2002 and 2001, related to our agreement with CBS and will record an additional $89,000,000 of non-cash expense over the remaining term of our agreement with CBS.

We may need additional capital and the future funding of these capital needs is uncertain.

               As of December 31, 2002, our primary source of liquidity consisted of $17,383,000 in cash and cash equivalents, $3,866,000 in current marketable securities, which mature at various dates from January 2003 to March 2003, and $16,376,000 of long-term marketable securities with average maturity dates between twelve and eighteen months.  We believe that our current cash and marketable securities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.  However, we expect to continue to incur significant operating losses for such period.  To the extent we require additional funds to support our operations or the expansion of our business, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions.  The sale of additional equity or convertible securities will result in additional dilution to our stockholders and the rights, preferences or privileges of the new security holders may be senior to those of the existing common stockholders.  If we are unable to raise additional funds on favorable terms, we may be required to cut our expenditures, which may affect our ability to expand our business, support our operations and generate sustained revenues.  There can be no assurance that additional financing, if required, will be available in amounts or on terms acceptable us or at all.

Financial results for any particular period will not predict results for future periods.

               There can be no assurance that the purchasing pattern of customers advertising on the SportsLine network of Web sites will not continue to fluctuate, that advertisers will not make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors.  In addition, there can be no assurance that consumers will continue to purchase memberships or the fantasy and other subscription and premium products we offer at the times or in the same volumes as they have in any particular sports season or fiscal period.  Because of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful.  You should not rely on the results for any period as an indication of future performance.

Our quarterly results may fluctuate seasonally.

               We expect that our revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months.  In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics and World Cup events, although such events do not occur every year.  We believe that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles.  The growth of our subscription fantasy business may heighten such seasonal fluctuations based on major U.S. sports seasons.  Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced in which case our revenues may be affected by such seasonal and cyclical patterns.

We rely heavily on revenues derived from Internet advertising, which are subject to uncertain demand from our current and potential clients and are difficult to forecast accurately.

               Currently, the majority of our revenues come from advertisements displayed on our online properties. Our ability to continue to achieve substantial advertising revenue depends upon:

•	growth of our user base;

•	our user base being attractive to advertisers;

•	our ability to derive better demographic and other information from our users;

•	acceptance by advertisers of the Web as an advertising medium; and

•	our ability to transition and expand into other forms of advertising.

               Most of our revenues are currently derived from agreements with advertisers or sponsorship arrangements. These agreements generally have terms no longer than three years and, in many cases, the terms are much shorter. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results.  Although none of our advertising clients accounted for more than 9% of our consolidated revenue during 2002, if we lose several of our more significant advertising clients, or if these clients substantially reduce their advertising purchases from us, our advertising revenues could be adversely affected.

               Our revenues also could be adversely affected if we are unable to adapt to other Internet advertising pricing models that are adopted as industry standard.  It is difficult to predict which, if any, pricing models for Internet advertising will emerge as the industry standard.  This makes it difficult to project our future advertising rates and revenues.

The rate structure of some of our sponsorship arrangements subjects us to financial risk.

               A key element of our strategy is to generate advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. We typically receive sponsorship fees or a portion of transaction revenues in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

•	the fees we are entitled to receive may be adjusted downwards;

•	we may be required to “make good” on our obligations by providing alternative services;

•	the sponsors may not renew the agreements or may renew at lower rates; and

•	the arrangements may not generate anticipated levels of shared transaction revenues, or sponsors may default on the payment commitments in such agreements as has occurred in the past.

               Accordingly, any leveling off or decrease of our user base or the failure to generate anticipated levels of shared transaction revenues could result in a significant decrease in our revenue levels.

We rely upon our strategic relationships in order to execute our business plan.

               In March 1997, we entered into a five-year agreement with CBS, pursuant to which our flagship Web site was renamed “cbs.sportsline.com.”  We amended our agreement with CBS in February 1999 to extend the term through 2006.  Over the term of the agreement, we have the right to use certain CBS logos and television-related sports content and will receive extensive network television advertising and on-air promotions. This network television advertising and on-air promotions, as well as the association of our brand with CBS, are important elements of our strategy to increase awareness of the SportsLine brand and build traffic on our Web sites.  Under the agreement, CBS has the right to receive specified percentages of our net revenues.  The agreement requires us to maintain and operate our flagship Web site, cbs.sportsline.com, in accordance with certain guidelines and restrictions and to cease using any content on cbs.sportsline.com which CBS determines conflicts, interferes with or is detrimental to the reputation or business of CBS or which becomes subject to any third party restriction or claim which would prohibit, limit or restrict the use of such content on the Internet.  CBS has the right to terminate the agreement upon the acquisition by a CBS competitor of 40% or more of the voting power of our equity securities or in certain other circumstances, including if we breach a material term or condition of the agreement or if we become insolvent or subject to bankruptcy or similar proceedings.

               The Company believes that its relationship with CBS, in particular the branding of its flagship Web site as “cbs.sportsline.com” and the promotion the Company receives on CBS television broadcasts, has been important in establishing SportsLine as a broadly recognized consumer brand.  We cannot assure you that CBS will perform its obligations under the agreement.  If the agreement with CBS were to terminate and the Company was unable to establish a strategic relationship with another promotional partner of similar stature on similar or more favorable terms, it could have a material adverse effect on our business, results of operations and financial condition.

               In addition to our relationship with CBS, we have entered into strategic relationships with other parties including the NFL, the NCAA, AOL and the PGA TOUR, and various sports superstars and personalities and other sports organizations.  We rely on these relationships to increase awareness of our brand among consumers, to create revenue opportunities and to obtain content for our Web sites.  We cannot assure you that a party to any of our strategic agreements will perform its obligations as agreed or that we will be able to specifically enforce any such agreement.  Many of these strategic agreements are short-term in nature and either party on short notice may terminate certain of these agreements.  Our failure to maintain or renew these existing strategic relationships, to establish additional strategic relationships or to fully capitalize on any such relationship could have a material adverse effect on our business, results of operations and financial condition.

CBS beneficially owns approximately 32% of our outstanding common stock and their interests could conflict with yours.

               As of March 28, 2003, CBS and its affiliates beneficially owned approximately 32% of SportsLine’s outstanding common stock and pursuant to the terms of our agreement with CBS, as amended in March 2003, we will issue additional shares of common stock to CBS on April 1, 2003 which will bring their ownership interest to approximately 39.9% of our outstanding stock.  Messrs. Sean McManus and Russell Pillar, members of our board of directors, are also employees of CBS and Viacom Inc., the parent company of CBS, respectively.  As a result of CBS’s ownership stake and representation on our board of directors, CBS may be able to significantly influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, pursuant to our agreement with CBS, upon a change of control we may be required to accelerate the issuance of shares of common stock that are otherwise scheduled to be issued over the term of our agreement.  Such concentration of ownership and the provision for the acceleration of future stock issuances may have the effect of delaying or preventing a change in control of SportsLine.  In addition, sales of significant amounts of shares held by CBS, or the prospect of these sales, could adversely affect the market price of our common stock.

We may not be able to compete successfully.

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

               We compete, directly and indirectly, for advertisers, viewers, members, content providers, merchandise sales and rights to sports events with the following categories of companies:

•

Web sites targeted to sports enthusiasts generally (such as espn.com, si.com, sports.yahoo.com and foxsports.com) or to enthusiasts of particular sports (such as Web sites maintained by the NBA, MLB and the NHL),

•

publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites,

•	general purpose consumer online services such as AOL and MSN, each of which provides access to sports-related content and services,

•	vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services, and

•	Web search and retrieval services and portals, such as Google, Lycos, Netscape and Yahoo!, and other high-traffic Web sites.

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

We may not be able to protect our proprietary rights and we may infringe the proprietary rights of others

               Proprietary rights are important to our success and competitive position.  In 1996, we were issued a United States trademark registration for our former SportsLine USA logo.  We have applied to register in the United States a number of marks, several of which include the term “SportsLine.”  We have filed applications to register “SportsLine” marks in Australia, the United Kingdom and other countries.  We cannot assure you that we will be able to secure adequate protection for these trademarks in the United States or in foreign countries.  Although we seek to protect our proprietary rights, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights.  In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work.  We also license content from third parties and it is possible that we could become subject to infringement actions based upon the content licensed from those third parties.  We generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect us.  Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of our technical and management personnel.

               We hold rights to various Web domain names, including “cbs.sportsline.com,” “golfweb.com” and “vegasinsider.com,” among others.  Governmental agencies typically regulate domain names.  These regulations are subject to change.  We may not be able to acquire or maintain appropriate domain names in all countries in which we do business.  Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights.  We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

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

We may not be able to adapt as Internet technologies and customer demands continue to evolve

               To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing our Web sites and introducing new services to address our customers’ changing demands.  We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting providers of Internet services.  Our business, results of operations and financial condition could be materially adversely affected if we incur significant costs to adapt, or cannot adapt, to these changes.

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

               Several Federal laws could have an impact on SportsLine’s business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of Federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

               SportsLine posts its privacy policy and practices concerning the use and disclosure of user data.  Any failure by the Company to comply with its posted privacy policy, requirements of the FTC regarding user privacy, or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on SportsLine’s business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to SportsLine’s business.  It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect the Company’s business through a decrease in user registrations and revenues.  This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize SportsLine’s services.

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

               Through LVSC, we are currently engaged in the business of selling and providing certain information to casinos doing business in Nevada.  As such, LVSC is required to be licensed as an “information service provider” as that term is defined by the Nevada Act and is subject to the regulatory jurisdiction of the Nevada Gaming Authorities.  Our wholly owned subsidiary, VegasInsider, has filed an application to be found suitable as an intermediary holding company, and we have filed an application to be registered as a publicly traded company.   In addition, certain of our officers and the officers of certain of our subsidiaries filed applications to be found suitable as officers of the respective companies.  We have recently declared our intention to sell LVSC and VegasInsider and thereupon seek withdrawal of all applications.  However, LVSC and VegasInsider intend to continue their respective business operations pending such sale.  If, prior to the sale, the Nevada Gaming Authorities determine that LVSC, VegasInsider or SportsLine are unsuitable, LVSC may be required to cease the business of providing odds information to Nevada’s licensed sports books, within a time frame prescribed by the Nevada Gaming Commission.   See “Business—Government Regulation and Legal Uncertainties – Nevada Regulation and Licensing.”

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

Our consolidated financial statements as of and for the years ended December 31, 2001 and 2000 included in this Form 10-K were audited by Arthur Andersen LLP, which has been found guilty of obstruction of justice and may be the subject of additional litigation.

               Arthur Andersen LLP, the independent public accountants that audited our financial statements for the fiscal years ended December 31, 2001 and 2000, was found guilty by a jury on June 15, 2002 of obstruction of justice in connection with the government’s investigation of Enron Corp.  Arthur Andersen ceased practicing before the Securities and Exchange Commission (the “SEC”) effective August 31, 2002. It is possible that events arising out of the indictment may adversely affect the ability of Arthur Andersen to satisfy any claims arising from its provision of auditing and other services to us, including claims that may arise out of Arthur Andersen’s audits of our financial statements. The SEC has said that it will continue accepting financial statements audited or reviewed by Arthur Andersen provided that issuers comply with the applicable rules and orders issued by the SEC in March 2002 for such purpose.

               In the future, should we seek to access the public capital markets, SEC’s current rules require the inclusion or incorporation by reference of three years of audited financial statements in any prospectus. These rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of the 2005. The SEC recently adopted rules exempting certain issuers filing Securities Act registration statements containing financial statements audited by Arthur Andersen from having to comply with rules that would also require such issuers to present manually signed reissued accountants’ reports and written consents issued by Arthur Andersen. Although we believe that we currently meet the requirements for such exemptions, if the SEC ceases accepting financial statements audited by Arthur Andersen pursuant to such exemptions, it is possible that our financial statements for the years ended December 31, 2001 and December 31, 2000 audited by Arthur Andersen might not satisfy the SEC’s requirements. If this occurs, we would not be able to access the public capital markets unless Ernst & Young LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by those circumstances could have a material adverse effect on our business, financial condition or results of operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SportsLine.com, Inc.

We have audited the accompanying consolidated balance sheet of SportsLine.com, Inc. as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SportsLine.com, Inc. for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsLine.com, Inc. at December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of SportsLine.com, Inc. for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net loss to adjusted net loss, and the related adjusted loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/S/ ERNST & YOUNG LLP

Ft. Lauderdale, Florida
January 27, 2003, except for
Note 13, as to which the date is
March 24, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP.
THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR
ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS
FORM 10-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To SportsLine.com, Inc.:

          We have audited the accompanying consolidated balance sheets of SportsLine.com, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
January 25, 2002.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,383	$30,322
Marketable securities	3,866	15,713
Accounts receivable, net	8,062	6,445
Due from CBS	1,782	483
Prepaid expenses and other current assets	1,704	3,937

Total current assets	32,797	56,900
DEFERRED ADVERTISING AND CONTENT	9,143	11,428
PROPERTY AND EQUIPMENT, net	7,567	12,069
NONCURRENT MARKETABLE SECURITIES	16,376	—
GOODWILL	18,211	20,861
OTHER ASSETS, net	7,894	11,706

	$91,988	$112,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,617	$968
Accrued liabilities	9,216	8,557
Due to CBS	1,507	1,136
Deferred revenue	2,052	2,640

Total current liabilities	14,392	13,301
OTHER LONG TERM LIABILITIES	2,563	2,315
LONG TERM LIABILITIES – NFL	4,320	1,503
CONVERTIBLE SUBORDINATED NOTES	16,678	16,678

Total liabilities	37,953	33,797

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 38,256,024 and 29,218,936 issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	383	292
Additional paid-in capital	379,479	357,434
Accumulated other comprehensive income	23	—
Deferred compensation costs	(927)	(1,861)
Accumulated deficit	(324,923)	(276,698)

Total shareholders’ equity	54,035	79,167

	$91,988	$112,964

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Year Ended December 31,

	2002	2001	2000

REVENUE	$62,065	$64,530	$95,887
COST OF REVENUE	23,962	32,672	41,001

GROSS PROFIT	38,103	31,858	54,886

OPERATING EXPENSES:
Product development	2,132	1,854	1,791
Sales and marketing:
Amortization of equity issued to Viacom for promotion	24,036	20,288	20,288
Other	24,471	41,255	50,943
General and administrative	20,193	31,359	37,091
Depreciation and amortization	11,029	24,235	21,598
Restructuring charge	2,499	985	—
Write-down of goodwill	2,650	21,600	—

Total operating expenses	87,010	141,576	131,711

LOSS FROM OPERATIONS	(48,907)	(109,718)	(76,825)
INTEREST EXPENSE	(929)	(1,073)	(1,084)
INTEREST AND OTHER INCOME, net	891	3,479	12,914
LOSS ON EQUITY INVESTMENTS	—	(28)	(127,653)
GAIN ON TERMINATION OF ADVERTISING AGREEMENTS	—	2,051	78,766
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES	—	—	7,814
GAIN ON EXTINGUISHMENT OF DEBT	—	2,404	—
EFFECT OF DECONSOLIDATION OF SPORTS.COM	—	41,739	—

NET LOSS BEFORE TAX BENEFIT	(48,945)	(61,146)	(106,068)
TAX BENEFIT	720	—	—

NET LOSS	$(48,225)	$(61,146)	$(106,068)

Net loss per share – basic and diluted	$(1.30)	$(2.23)	$(4.04)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	37,007,281	27,446,626	26,245,946

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(amounts in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs
						Accumulated Deficit	Comprehensive Loss
	Shares	Amount

Balances at December 31, 1999	25,358,788	$254	$333,879	$—	$7	$(109,484)
Exercise of CBS warrants	500,000	5	11,495	—	—	—
Issuance of common stock and options pursuant to acquisition of subsidiary	305,591	3	15,049	—	—	—
Equity activity of subsidiary	—	—	(5,007)	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	73,883	1	715	—	—	—
Net proceeds from exercise of common stock warrants	57,000	—	365	—	—	—
Issuance of common stock warrants	—	—	1,567	—	—	—
Issuance of common stock from exercise of employee options	190,931	2	1,549	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(106,068)	$(106,068)
Cumulative translation adjustment	—	—	—	—	(5,235)	—	(5,235)

Comprehensive loss							$(111,303)

Balances at December 31, 2000	26,486,193	265	359,612	$—	(5,228)	(215,552)
Repurchase of common stock	(2,500,500)	(25)	(5,049)	—	—	—
Issuance of common stock and options pursuant to acquisition of Subsidiary	3,024,344	30	12,103	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	176,460	2	363	—	—	—
Repurchase of common stock pursuant to acquisition of subsidiary	(277,152)	(3)	(12,497)	—	—	—
Issuance of restricted shares of common stock for employees	1,909,458	19	2,005	(2,024)	—	—
Issuance of common stock pursuant to National Football League agreement	350,000	3	630	—	—	—
Issuance of common stock pursuant to consulting agreement	50,000	1	266	—	—	—
Issuance of common stock from exercise of employee options	133	—	1	—	—	—
Amortization of deferred compensation Costs	—	—	—	163	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(61,146)	$(61,146)
Cumulative translation adjustment	—	—	—	—	5,228	—	5,228

Comprehensive loss							$(55,918)

Balances at December 31, 2001	29,218,936	$292	$357,434	$(1,861)	$—	$(276,698)

(continued on next page)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(CONTINUED)

(amounts in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs
						Accumulated Deficit	Comprehensive Loss
	Shares	Amount

Issuance of common stock pursuant to CBS agreement	6,882,312	69	19,931	—	—	—
Repurchase of common stock	(24,700)	—	(25)	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	123,383	1	105	—	—	—
Repurchase of restricted shares of common stock held by employees	(106,398)	(1)	(209)	—	—	—
Issuance of common stock pursuant to AOL agreement	1,945,525	20	1,980	—	—	—
Issuance of common stock pursuant to John Elway agreement	200,000	2	244	—	—	—
Issuance of common stock warrants pursuant to consulting agreement	—	—	7	—	—	—
Issuance of common stock from exercise of employee options	16,966	—	12	—	—	—
Amortization of deferred compensation Costs	—	—	—	934	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(48,225)	$(48,225)
Unrealized gains on marketable securities	—	—	—	—	23	—	23

Comprehensive loss							$(48,202)

Balances at December 31, 2002	38,256,024	$383	$379,479	$(927)	$23	$(324,923)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,225)	$(61,146)	$(106,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,029	24,235	21,598
Amortization of equity issued to Viacom for promotion	24,036	20,288	20,288
Amortization of equity agreements	1,633	228	—
Write-down of goodwill	2,650	21,600	—
Bad debt and other non-cash charges	227	1,038	1,986
Minority interest in consolidated subsidiaries	—	—	(2,951)
Loss on equity investments	—	28	127,653
Gain on termination of agreements	—	(2,051)	(78,766)
Gain on sale of e-commerce subsidiaries	—	—	(7,814)
Effect of deconsolidation of Sports.com	—	(41,739)	—
Gain on extinguishment of debt	—	(2,404)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,072)	(1,405)	(3,022)
Prepaid expenses and other assets	192	1,448	2,808
Accounts payable	649	(168)	1,156
Accrued liabilities	4,341	1,628	5,976
Deferred revenue	(587)	(2,496)	(17,101)

Net cash used in operating activities	(7,127)	(40,916)	(34,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(16,844)	—	—
Sales of available-for-sale securities	2,489	—	—
Purchase of held-to-maturity securities	(9,936)	—	—
Proceeds from maturity of held-to-maturity securities	19,776	43,339	10,953
Purchases of property and equipment	(1,389)	(5,734)	(18,808)
Sale (purchase) of licensing rights and intangible assets	155	(6,158)	—
Investment in Sports.com	—	(5,000)	—
Cash effect of Sports.com deconsolidation	—	(3,743)	—
Acquisition of businesses	—	(73)	(11)
Proceeds from sale of investments	—	—	1,871
Net decrease (increase) in restricted cash	54	(392)	—

Net cash provided by (used in) investing activities	(5,695)	22,239	(5,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock of subsidiary	—	—	52,500
Net proceeds from issuance of common stock and exercise of common stock warrants and options	118	366	14,132
Repurchase of common stock pursuant to acquisition of DBC Sports	—	(12,500)	—
Repurchase of restricted shares of common stock	(210)	—	—
Repurchase of common stock	(25)	(5,074)	—
Repurchase of convertible subordinated notes, net of costs	—	(500)	—
Repayment of capital lease obligations	—	(6)	(158)

Net cash provided by (used in) financing activities	(117)	(17,714)	66,474

Effect of exchange rate changes on cash	—	—	(5,477)

Net increase (decrease) in cash and cash equivalents	(12,939)	(36,391)	20,745
CASH AND CASH EQUIVALENTS, beginning of period	30,322	66,713	45,968

CASH AND CASH EQUIVALENTS, end of period	$17,383	$30,322	$66,713

(continued on next page)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(amounts in thousands)

	Year Ended December 31,

	2002	2001	2000

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Sale of e-commerce subsidiaries	$—	$—	$3,579

Investments in businesses	$—	$—	$3,297

Equity activity of subsidiary	$—	$—	$(5,007)

Issuance of common stock pursuant to the CBS agreement	$20,000	$—	$—

Issuance of common stock pursuant to the AOL agreement	$2,000	$—	$—

Issuance of common stock pursuant to the NFL agreement	$—	$633	$—

Issuance of common stock pursuant to acquisition of subsidiaries	$—	$12,133	$15,052

Issuance of restricted shares to employees	$—	$2,024	$—

Issuance of common stock and common stock warrants pursuant to consulting agreements	$253	$267	$1,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$834	$988	$990

Cash paid (refund received) for income taxes	$(720)	$780	$26

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(amounts in thousands, except share and per share data)

(1)     NATURE OF OPERATIONS:

          SportsLine.com, Inc. (“SportsLine.com” or the “Company”) was incorporated on February 23, 1994 and began recognizing revenue from its operations in September 1995.  SportsLine.com publishes one of the most comprehensive collections of multimedia sports news and information available on the Internet and offers consumers a broad assortment of merchandise and subscription and premium services, including fantasy leagues and contests. The Company’s flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com in March 1997 as part of an exclusive promotional and content agreement with CBS Broadcasting Inc. (“CBS”). The Company has strategic relationships with CBS, Westwood One, the National Football League (the “NFL”), the National Collegiate Athletic Association (the “NCAA”) and the PGA TOUR and serves as the primary sports content provider for America Online, Inc. (“AOL”).  The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations; produces and offers fantasy league products, contests and other games; and produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists.

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

          Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

          Cash and Cash Equivalents

          The Company considers all highly liquid cash investments with original maturities of three months or less to be cash equivalents.

          Marketable Securities

         The Company invests in certain marketable debt securities, which consist primarily of high-quality short-to long-term fixed income securities that are classified as available-for-sale and held-to-maturity securities.  Such investments are included in “Marketable securities” and “Noncurrent marketable securities” on the accompanying consolidated balance sheets.  The securities that are classified as available-for-sale are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income.”  The specific identification method is used to determine the cost of securities.  The marketable securities that are classified as held-to-maturity are carried at amortized cost, which approximates market value at December 31, 2002 and 2001.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

          Deferred Advertising and Content Costs

          Deferred advertising and content costs relate to unamortized costs of equity instruments issued under the CBS Agreement discussed in Note 8.  Such costs are capitalized as the equity instruments are issued.  These costs are then charged to operations as the Company receives promotion and other benefits under the agreement.

          Long-Lived Assets

          Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

          Property and Equipment

          Property and equipment is carried at historical cost and is being depreciated and amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease period.

          Maintenance and repairs are charged to expense when incurred; betterments are capitalized.    Upon the sale or retirement of assets, the cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

          Goodwill

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not acquired in a business combination) at acquisition.  SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition.  With the adoption of SFAS No. 142, goodwill is no longer subject to amortization.  Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test, with the initial test required by June 30, 2002.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase of the test is designed to identify potential impairment; while the second phase (if necessary), measures the impairment.  The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value.  SFAS No. 142 was effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 142 as of January 1, 2002, and its first phase impairment analysis, completed by the Company in May 2002, found no instances of impairment of its recorded goodwill; accordingly, the second testing phase was not necessary.  The Company has performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002.  See Note 4.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

          In accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, the effect of this accounting change is reflected prospectively.  Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows:

	For the years ended December 31,

	2002	2001	2000

Net loss:
Reported net loss	$(48,225)	$(61,146)	$(106,068)
Goodwill amortization	—	8,343	6,762

Adjusted net loss	$(48,225)	$(52,803)	$(99,306)

Basic and diluted loss per share:
Reported loss per share	$(1.30)	$(2.23)	$(4.04)
Goodwill amortization	—	0.31	0.26

Adjusted basic and diluted net loss per share	$(1.30)	$(1.92)	$(3.78)

          Other Assets

          Licensing and Consulting Agreements.  The cost of licensing and consulting agreements, which is primarily a result of issuances of warrants to purchase common stock, is being amortized using the straight-line method over the term of the related agreements (from one to ten years) beginning in August 1995, when cbs.sportsline.com first became commercially available.  Such costs totaled approximately $3,515 and $16,704 at December 31, 2002 and 2001, respectively.  Accumulated amortization on such amounts was approximately $3,006 and $11,541 at December 31, 2002 and 2001, respectively.  These amounts are reflected in other assets in the accompanying consolidated balance sheets.  Amortization expense under these agreements was approximately $1,658, $4,662 and $5,689 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

          Intangible Assets.  In January 2001, the Company acquired for a cost of $6,000 certain assets of MVP.com, Inc. (“MVP”), which had ceased business operations, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com.  The cost of these assets is being amortized using the straight-line method over five years.  Accumulated amortization was $2,400 at December 31, 2002.  Amortization expense was approximately $1,200 for the year ended December 31, 2002 and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  Assuming there is no impairment of the asset, future amortization expense will be $1,200 in each of the next three years.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

          Accrued Liabilities

          Accrued liabilities consists of the following:

	December 31,

	2002	2001

Revenue sharing	$3,084	$261
Payroll	2,603	2,207
Health insurance	503	692
Cash prizes	475	661
Advertising	330	1,159
Professional fees	282	998
Other	1,939	2,579

	$9,216	$8,557

          Revenue Recognition

          Revenue recognition policies for advertising and marketing services, subscription and premium products, content licensing, international revenue and barter transactions are set forth below.

          Revenue by Type

          Revenue by type for the years ended December 31, 2002, 2001 and 2000 was as follows:

	Year Ended December 31,

	2002	2001	2000

Advertising and marketing services	$47,816	$53,583	$77,666
Subscription and premium products	14,249	4,252	6,284
Content licensing and other	—	6,695	11,937

	$62,065	$64,530	$95,887

          Advertising and Marketing Services Revenue

          Advertising and marketing services revenue encompass advertising and sponsorship sales as well as the Company’s revenue from its direct marketing services and promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on the Company’s Web sites as well as the sale of advertising on Web sites operated by the Company.  Advertising includes, among other forms, banner advertisements and sponsorships.  Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that no significant Company obligations remain and collection of the resulting receivable is probable.  Company obligations typically include guarantees of a minimum number of “impressions”, or times that an advertisement is viewed by users of the Company’s Web sites. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue in the accompanying consolidated balance sheets. The Company derives marketing services revenue from third party Web sites it promotes, hosts, or produces.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

          Subscription and Premium Products Revenue

          Subscription and premium products revenue includes paid memberships, fee-based fantasy products and premium Vegas Insider services.  The Company offers fee-based fantasy products for football, baseball, basketball and hockey.  These fantasy products allow members to form their own team by assembling a group of athletes from a sport and following their performance on a weekly or daily basis.  These fantasy teams can then compete in contests administered by the Company for cash or merchandise prizes or compete in leagues administered by the users on the Company’s Web site.  The Company also offers a program, “SportsLine Rewards,” at no charge that offers bonus points to members for viewing pages and making purchases.  These points can be redeemed for discounts on merchandise, special events and other premium items. For a fee, the Company offers “SportsLine Rewards Plus” where members are also eligible to participate in sports contests to win cash prizes and merchandise.

          Revenue relating to monthly memberships is recognized in the month the service is provided.  Revenue relating to yearly memberships and sports contests is recognized ratably over the life of the membership agreement or contest period.  Revenue related to fantasy products is recognized over the applicable professional sports season, generally four to six months, over which the product is serviced.  Accordingly, amounts received for which services have not yet been provided are reflected as deferred revenue in the accompanying consolidated balance sheets.

          Content Licensing Revenue

          Content licensing revenue is derived from the licensing of certain of the Company’s content to third parties.  Content licensing revenue is recognized over the period of the license agreement as the Company delivers content.  The Company did not have any content licensing revenue in 2002 and does not expect to have any such revenue in the future, unless the Company enters into new content licensing agreements.

          Barter and Equity Transactions

          The Company recognizes advertising and content licensing revenue as a result of barter transactions.  Such revenue is recognized based on the fair value of the consideration received, which generally consists of advertising displayed on the other companies’ Web sites.  Barter revenue and the corresponding expense are recognized in the period the advertising is displayed.

          Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 8%, 20% and 17% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.  Barter transactions are recorded based upon, and to the extent of, similar recent cash transactions of the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions.  During 2002, the Company delivered approximately 25.4 million impressions under barter arrangements where fair market value was not determinable under EITF 99-17 and, accordingly, revenue was not recognized.  While the Company may enter into barter arrangements from time to time, the Company does not expect to recognize barter advertising revenue, along with the offsetting marketing expense, in future periods.

          Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 0%, 5% and 16% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.  As discussed in Note 4, the majority of equity-related revenue was derived from two agreements, both of which were terminated prior to December 31, 2000.  An additional agreement that provided for equity-related revenue was terminated in June 2001.  The Company does not expect to have any equity related revenue in future periods, unless the Company enters into new agreements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

          Cost of Revenue

          Cost of revenue consists primarily of content and royalty fees, revenue sharing, and payroll and related expenses for the editorial and operations staff.  Telecommunications, Internet access and computer related expenses for the support and delivery of the Company’s services are also included in cost of revenue.

          Amortization of Equity Issued to Viacom

          Amortization of equity issued to Viacom for promotion consists of the amortization expense for the Company’s agreements with two Viacom-related entities pursuant to which the Company issued equity instruments in exchange for advertising and promotion.

          Sales and Marketing - Other

          Sales and marketing - other expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses and member acquisition costs.  Member acquisition costs consist primarily of the direct costs of member solicitation, including advertising on other Web sites and Internet search engines and the cost of obtaining qualified prospects from direct marketing programs and third parties.  No indirect costs are included in member acquisition costs.  In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”), 93-7, Reporting on Advertising Costs, the Company may, in the future, capitalize such direct-response advertising costs if historical evidence is available to indicate that the advertising results in a future benefit.  Until that time, all such costs are expensed as incurred.  All other advertising and marketing costs are charged to expense at the time the advertising takes place.  Cash advertising expense for 2002, 2001 and 2000 was $540, $7,035 and $16,217, respectively.

          Per Share Amounts

          Loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the Company’s Convertible Subordinated Notes due 2006 (“Convertible Subordinated Notes”) (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method).

          There were 256,091 shares issuable upon conversion of the Convertible Subordinated Notes at December 31, 2002 and 2001, respectively, and 301,080 shares issuable upon conversion at December 31, 2000, and there were 4,763,000, 4,346,000 and9,685,000 options and warrants outstanding in the aggregate at December 31, 2002, 2001 and 2000, respectively, that could potentially dilute earnings per share in the future.  Such shares issuable upon conversion of the Convertible Subordinated Notes and upon exercise of the options and warrants were not included in the computation of diluted net loss per share as they were antidilutive for all periods presented.

          Fair Value of Financial Instruments

          The Company’s financial instruments, primarily consisting of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value due to their short-term nature and/or market rates of interest.  Additionally, the Company believes that the fair value of the Convertible Subordinated Notes at December 31, 2002 and 2001 was significantly below the principal amount of $16,678; however, it is not practicable to estimate their fair value as there is no market for the Convertible Subordinated Notes and the entire outstanding principal amount is held by one entity.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

          Concentration of Credit Risk

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable.  The Company’s cash management and investment policies restrict investments to low risk, highly-liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals.  Accounts receivable from customers outside the United States at December 31, 2002 were not significant.  The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant.  The allowance for doubtful accounts was $887 and $1,031 at December 31, 2002 and 2001, respectively, and activity for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

January 1 balance	$1,031	$1,765	$423
Provision for doubtful accounts	162	926	1,999
Write-offs	(306)	(1,439)	(657)
Sports.com deconsolidation	—	(221)	—

December 31 balance	$887	$1,031	$1,765

          Stock-Based Compensation

          SFAS No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has elected to use the intrinsic value method.

          Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 2.3% to 4.2%, 1.3% to 5.5% and 5.2% to 6.7%; dividend yield of 0% for all years; expected volatility factor of 90% for 2002 and 100% for 2001 and 2000; and expected life of 4.39 years for all years.  The weighted average fair value of options granted during 2002, 2001 and 2000 was $1.26, $1.93, and $12.45, respectively.

          The Company’s pro forma information follows for the years ended December 31:

	2002	2001	2000

Net loss – as reported	$(48,225)	$(61,146)	$(106,068)
Total stock-based compensation determined under fair value based method for all awards	(5,745)	(25,896)	(23,868)

Pro forma net loss	$(53,970)	$(87,042)	$(129,936)

Net loss per share basic and diluted – as reported	$(1.30)	$(2.23)	$(4.04)

Net loss per share basic and diluted – pro forma	$(1.46)	$(3.17)	$(4.95)

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

          Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock.  Such value is recognized as an expense ratably over the corresponding vesting period.  Stock based compensation associated with the issuance of restricted stock was $934, $163 and $0 during 2002, 2001 and 2000, respectively.

          Segment Reporting

          Based on the criteria set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one principal business segment as of December 31, 2002.  For the year ended December 31, 2000 and through July 17, 2001, the Company operated in two principal business segments that shared the same infrastructure:  United States and international through the Company’s former subsidiary, Sports.com Limited.  See Note 4.

          Comprehensive Income (Loss)

          SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements.  The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners.  The Company has elected to disclose comprehensive income (loss) in the consolidated statements of changes in shareholders’ equity.

          Restructuring Charge

          In April 2001, the Company began implementing several cost-saving initiatives, which continued into 2002. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a substantial reduction in the Company’s domestic workforce.       Severance and rent payments relating to this initial cost restructuring plan were approximately $143 for the year ended December 31, 2002, with a remaining accrual balance at December 31, 2002 of $40.

          In April 2002, the Company announced the resignation of its chief technology officer and the expansion of responsibilities of its president of product development.  As part of this change in personnel, the Company further integrated its fantasy sports operations into its other operations and technology departments. In August 2002, the Company announced the resignation of its president of corporate and business development and integrated its business development and legal affairs departments into the sales and finance departments, respectively.  As a result of these resignations and organizational changes, the Company eliminated approximately twenty-seven redundant positions.  Severance payments relating to these actions during the year ended December 31, 2002 were $1,236, with a remaining accrual balance as of December 31, 2002 of $1,166.

          Internal Use Software and Web Site Development Costs

          SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, establishes criteria for determining which costs of developing or obtaining internal-use computersoftware should be charged to expense and which should be capitalized.  To date, the Company has not capitalized any such costs.

          EITF Issue 00-2, Accounting for Web Site Development Costs, provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed.  To date, the Company has not capitalized any such costs.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

          Recent Accounting Pronouncements

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

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections, which is generally applicable to financial statements for fiscal years beginning after May 15, 2002; however, early adoption is encouraged.  SFAS No. 145 eliminates the requirement under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt to report gains and losses from extinguishments of debt as extraordinary items in the income statement.  The Company adopted SFAS No. 145 on July 1, 2002, and accordingly reclassified the extraordinary gain of $2,404, which occurred from its extinguishment of debt in 2001.

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

          In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.  The provisions of this consensus are not expected to have a significant effect on the Company’s financial position or operating results.

          In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123 “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock –based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results.  The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated in these financial statements and accompanying footnotes.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(amounts in thousands, except share and per share data)

(3)     CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

          The following tables summarize, by major security type, the Company’s cash and cash equivalents and marketable securities as of December 31, 2002:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and Cash Equivalents:
Cash	$8,279	—	—	$8,279
Agency securities	9,104	—	—	9,104

Cash and Cash Equivalents	17,383	—	—	17,383
Available-for-Sale:
Corporate notes and bonds	2,599	23	—	2,622
Asset-backed and agency securities	11,746	31	(31)	11,746
Held-to-Maturity:
Corporate notes and bonds	1,067	—	(14)	1,053
Asset-backed and agency securities	4,807	10	—	4,817

Marketable securities	20,219	64	(45)	20,238

Total	$37,602	$64	$(45)	$37,621

          The following table summarizes contractual maturities of the Company’s marketable securities as of December 31, 2002:

	Amortized Cost	Estimated Fair Value

Due within one year	$3,863	$3,865
Asset-backed and agency securities with various maturities	16,356	16,373

	$20,219	$20,238

          The Company realized an immaterial gain on the sale of an available-for-sale security in 2002.  The Company classified all of its marketable securities as held-to-maturity as of December 31, 2001.

(4)     ACQUISITIONS AND DISPOSITIONS:

          The Company acquired International Golf Outlet, Inc. (“IGO”) in June 1998 and TennisDirect.com, Inc. in August 1999, and accounted for these transactions using the purchase method of accounting.  The purchases resulted in goodwill of $3,180. Such goodwill was being amortized over an estimated life of ten years. In May 1999, the Company acquired Golf Club Trader, Inc. The purchase was accounted for using the pooling-of-interests method of accounting.  As of January 2000, the aforementioned companies were sold to MVP.com, Inc. (“MVP”) in exchange for an equity interest in MVP resulting in a one-time gain of $7,814.  In addition, the Company entered into a 10-year strategic e-commerce and marketing agreement with MVP pursuant to which MVP operated the Company’s domestic e-commerce business.  These transactions with MVP resulted in the Company receiving an investment in MVP totaling $100,000.  Such investment was initially recorded at estimated fair value.  During the third and fourth quarters of 2000, the Company deemed its investment in MVP to be permanently impaired and wrote off the entire investment of $100,000, which is included in loss on equity investments.  The Company’s estimate was based on the market downturn during the third and fourth quarters of 2000, which caused similar declines in publicly-traded Internet e-commerce companies’ market values, the difficulty experienced by MVP in raising additional capital and an

SPORTSLINE.COM, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share and per share data) —(Continued)

(4)     ACQUISITIONS AND DISPOSITIONS:—(Continued)

assessment of MVP’s financial condition and prospects.  In November 2000, the Company terminated its marketing agreement with MVP due to MVP’s breach of the agreement.  As a result of the termination, in 2000 the Company reversed deferred revenue of $72,303, net of taxes, which is included in gain on termination of advertising agreements in the accompanying consolidated statements of operations.  In 2001, the Company recognized an additional gain of $2,051 resulting from the reversal of an accrual related to the termination of the MVP.com agreement.

          Additionally, as of December 29, 2000, Internet Sports Network ceased operations.  As a result, the Company wrote off its investment of $15,247, included in loss on equity investments, during the fourth quarter of 2000, which the Company had received as part of the promotional and advertising agreement.  Furthermore, several of the Company’s other equity investments were adversely affected by the market downturn and were written down by $12,406, included in loss on equity investments, in the third and fourth quarters of 2000.  As of December 31, 2002, the Company had an equity investment in one company totaling $500, the value of which is guaranteed by a cash escrow account.

          Sports.com Limited (“Sports.com”) was formed in May 1999.  As of December 31, 2000, SportsLine owned 71% of the common shares of Sports.com.  In 2000, the Company consolidated between 71% and 100% of the losses of Sports.com, which has historically been offset by the allocation of a portion of such losses to third party holders of Sports.com common stock.  On July 17, 2001, Sports.com raised approximately $13,000 in equity funding from its existing investors. After giving effect to the funding, the Company’s fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, was approximately 30%. As a result of the Company’s reduced ownership interest in Sports.com and a reduction in the Company’s representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 the Company was no longer consolidating the results of Sports.com and accounted for its investment in Sports.com under the equity method of accounting.  In accordance with United States generally accepted accounting principles, the Company recorded the effect of the deconsolidation of the subsidiary in the amount of $41,739 in 2001. After July 17, 2001, the Company no longer recorded any losses generated by Sports.com as its investment had been reduced to zero and the Company had no future obligation to provide funding to Sports.com.  On May 31, 2002, Sports.com was placed into administration, a procedure in the U.K. pursuant to which a court-appointed administrator assumes day-to-day control of a company in order to determine whether a business should be reorganized, sold or liquidated, and in July 2002 the Company’s inter-company agreement with Sports.com was terminated.

          The Company acquired Daedalus World Wide Corporation (“DWWC”) in December 1999.  The transaction was accounted for using the purchase method of accounting.  The purchase resulted in goodwill of $31,880, which was being amortized over an estimated life of seven years.  In the fourth quarter of 2000, a $12,000 liability, included in accounts payable at December 31, 2000, was recorded pursuant to the purchase agreement, which provided for additional consideration in exchange for meeting certain performance thresholds.  During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of $6,000 of the liability, and during the fourth quarter of 2001, 2,195,968 shares of common stock were issued in satisfaction of the remaining $6,000 liability.  In addition, the Company recognized a goodwill write-down in the year ended December 31, 2001 of $17,000 to adjust its investment in DWWC to its estimated fair value. The Company’s assessment of its goodwill investment was based on historical operations, undiscounted future cash flows and the market value of similar entities.  The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002.  As a result, the Company found no impairment of its goodwill.  At December 31, 2002, the Company had goodwill of $16,194 recorded for DWWC.

          In April 2000, the Company, through its wholly-owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation (“DBC”) in exchange for 277,152 shares of the Company’s common stock (the “Consideration Shares”).  Pursuant to the terms of the purchase agreement, the Company guaranteed that the Consideration Shares would have a value equal to or greater than $12,500 on March 31, 2001 (the “Guaranteed Proceeds”).  On April 6, 2001, due to the decline in the trading price of the Company’s common stock, the Company fulfilled its obligation to DBC by purchasing the Consideration Shares for $12,500. The Consideration

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(4)     ACQUISITIONS AND DISPOSITIONS:—(Continued)

Shares were cancelled and retired in April 2001.  DBC Sports originates and sells odds and other statistical data to certain Las Vegas casinos. The Company recorded a goodwill write-down of $4,600 in 2001 to reflect a reduction in the estimated value of its investment in DBC Sports.  The assessmentof goodwill was based on historical operating results, undiscounted future cash flows and the market values of similar entities.  The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002.  As a result, the Company recorded a goodwill write-down of $2,650 to adjust the value of its investment in DBC Sports to its estimated fair value.  At December 31, 2002, the Company had goodwill of $2,017 recorded for DBC Sports.

          The Company acquired another business during 1999 and accounted for the transaction using the purchase method of accounting.  The purchase resulted in goodwill of $3,726, which was being amortized over an estimated life of seven years.  The business was subsequently sold in April 2000 resulting in a gain of $264.

          The following unaudited pro forma financial information presents the consolidated operations of the Company along with the acquired and disposed of companies as if the transactions had occurred at the beginning of the periods presented, after giving effect to certain adjustments including increased amortization of goodwill related to the acquisitions.  The following table excludes the results of Sports.com in 2001 and 2000 and includes DBC Sports, acquired in April 2000, as if it had been acquired on January 1, 2000.  For comparative purposes the financial information for 2002 has been presented although there were no dispositions or acquisitions in 2002.  The unaudited pro forma information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the transactions been consummated on the dates assumed and do not project the Company’s results of operations for any future period:

	2002	2001	2000

Revenue	$62,065	$60,046	$87,927
Net loss	$(48,225)	$(84,743)	$(78,091)
Diluted loss per share	$(1.30)	$(3.09)	$(2.96)

(5)	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY AND PRO FORMA CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):

          As discussed in Note 4, the Company began accounting for its investment in Sports.com under the equity method of accounting as of July 17, 2001.  No losses have been recorded after July 17, 2001, as the Company’s investment in Sports.com has been reduced to zero and the Company has no future obligation to provide funding to Sports.com.  Unaudited condensed financial information of Sports.com is as follows:

Balance Sheet	December 31, 2001

Assets:
Current assets	$7,556
Other	5,717

Total assets	$13,273

Liabilities and shareholders’ equity:
Current liabilities	$5,138
Shareholders’ equity	8,135

Total liabilities and shareholders’ equity	$13,273

	Year Ended December 31,

	2001	2000

Revenue	$7,253	$8,429
Expenses	(37,178)	(36,587)

Net loss	$(29,925)	$(28,158)

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(5)	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY AND PRO FORMA CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):—(Continued)

          The unaudited pro forma results for the years ended December 31, 2001 and 2000, assuming the deconsolidation of Sports.com occurred as of January 1, 2000, are as follows:

	Year Ended December 31

	2001	2000

REVENUE	$60,046	$87,458
COST OF REVENUE	23,770	28,070

GROSS PROFIT	36,276	59,388

OPERATING EXPENSES:
Product development	1,854	1,791
Sales and marketing	35,056	37,224
General and administrative	25,137	26,726
Depreciation and amortization	42,859	39,545
Write-down of goodwill	21,600	—
Restructuring charge	985	—

Total operating expenses	127,491	105,286

LOSS FROM OPERATIONS	(91,215)	(45,898)
INTEREST EXPENSE	(1,064)	(1,081)
INTEREST AND OTHER INCOME, net	3,109	7,190
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES	—	7,814
LOSS ON EQUITY INVESTMENTS	(28)	(127,653)
GAIN ON EXTINGUISHMENT OF DEBT	2,404	—
GAIN ON TERMINATION OF AGREEMENTS	2,051	78,766

NET LOSS	$(84,743)	$(80,862)

NET LOSS PER SHARE - BASIC AND DILUTED	$(3.09)	$(3.08)

(6)     PROPERTY AND EQUIPMENT, NET:

          Property and equipment, net consists of the following:

	Estimated Useful Lives (Years)	December 31,

		2002	2001

Computer equipment	2-3	$29,454	$27,929
Furniture, fixtures and leasehold improvements	3-10	6,062	6,376

		35,516	34,305
Less: accumulated depreciation and amortization		(27,949)	(22,236)

		$7,567	$12,069

          Depreciation and amortization expense on property and equipment amounted to approximately $5,886, $8,848 and $7,609 for the years ended December 31, 2002, 2001 and 2000, respectively.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(7)     DEBT:

          In March 1999, the Company completed an offering of $150,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the “Convertible Subordinated Notes”).  The Convertible Subordinated Notes are convertible, at the holder’s option, into the Company’s common stock at an initial conversion rate of 15.355 shares of common stock per thousand dollar principal amount (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events.  Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year.  The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the indenture governing the Convertible Subordinated Notes (the “Indenture”)) of the Company.  The Convertible Subordinated Notes are redeemable at the option of the Company, in whole or part, at the redemption prices set forth in the Indenture.  At this time the Company does not intend to redeem the Convertible Subordinated Notes. As of December 31, 2002 and 2001, the Company had no material indebtedness outstanding that would have constituted Senior Indebtedness.  The Indenture does not limit the amount of additional indebtedness, including Senior Indebtedness, which the Company can create, incur, assume, or guarantee, nor does the Indenture limit the amount of indebtedness which any subsidiary of the Company can create, incur, assume or guarantee.  The Indenture includes provisions that give the holders of the Convertible Subordinated Notes the right to require the Company to repurchase all or part of the Convertible Subordinate Notes at 100% of the principal amount upon a change of control (as defined in the Indenture) or if the Company’s common stock is no longer listed for trading on a national securities exchange nor approved for trading on an established automated over-the-counter trading market.  In such case, the Company would have the option to repurchase the Convertible Subordinated Notes in cash or shares of common stock, valued at 95% of the average of the closing prices of the common stock for the five consecutive trading days prior to the repurchase.

          During the third and fourth quarters of 1999, the Company repurchased $130,300 of its Convertible Subordinated Notes for approximately $90,100 and, as a result, the Company recognized a gain of $36,027, net of unamortized debt issuance costs.  During the fourth quarter of 2001, the Company repurchased $2,930 of its Convertible Subordinated Notes for approximately $500 and, as a result, the Company recognized a gain of $2,404, net of unamortized debt issuance costs.  Convertible Subordinated Notes in an aggregate principal amount of approximately $16,678, which are convertible into 256,091 shares of common stock, were outstanding as of December 31, 2002 and 2001.

(8)     SHAREHOLDERS’ EQUITY:

          Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to an aggregate of 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series.  The Company has no present plans to issue any shares of preferred stock.

          In March 1997, the Company entered into a five-year agreement with CBS Broadcasting Inc. (“CBS”). In consideration of the advertising and promotional efforts of CBS and its license to the Company of the right to use certain CBS logos and television-related sports content, CBS received 3,100,000 shares of common stock over the term of the agreement (752,273, 735,802, 558,988, 567,579 and 485,358 shares in 1997, 1998, 1999, 2000 and 2001, respectively).  The CBS agreement also required the Company to issue CBS, on the first business day of each of the first five contract years, warrants to purchase 380,000 shares of common stock at per share exercise prices ranging from $10 in 1997 to $30 in 2001.  Such warrants were exercisable at any time during the contract year in which they were granted.  As of December 31, 2001, all unexercised warrants issued to CBS had expired.  The value of the advertising and content was recorded annually in the consolidated balance sheets as deferred advertising and content costs and expensed to amortization of equity issued to Viacom over each related contract year.  Amounts amortized to expense in 2002, 2001 and 2000 were $22,286, $17,288 and $17,288, respectively, consisting of

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(8)     SHAREHOLDERS’ EQUITY:—(Continued)

amortization relating to advertising of $20,000 in 2002 and $14,000 in both 2001 and 2000; content of $0 for 2002 and $518 for both 2001 and 2000; and expense related to warrants of $2,286 for 2002 and $2,770 for both 2001 and 2000.  Additionally, the Company expensed $1,750 in 2002 and $3,000 in both 2001 and 2000 related to common stock issued to Westwood One, Inc. in exchange for promotion and programming.  These amounts are included in amortization of equity issued to Viacom in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000.

          In February 1999, the Company amended and extended its agreement with CBS.  The original revenue sharing provisions of the CBS agreement were eliminated and replaced by a new revenue sharing formula, which is calculated on a broader revenue base and at a lower rate.  In consideration of additional promotional and advertising opportunities the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and agreed to issue additional shares of common stock valued at $100,000 between 2002 and 2006.  Shares having a fair market value of $20,000 will be issued each year based on the average of closing prices of the common stock on the Nasdaq National Market for the five-day period ending on the day prior to the applicable issue dates: January 1, 2002; April 1, 2003; July 1, 2004; October 1, 2005 and January 1, 2007.  On January 1, 2002, the Company issued 6,882,312 shares of common stock, having a market value of $20,000, to CBS pursuant to this agreement.  See Note 13 regarding the 2003 amendment of the CBS Agreement.

          Total annual amounts to be recognized as sales and marketing expense, not including any revenue share payments, in accordance with the CBS agreement, as amended, are set forth below.  The 2003 amendment did not have any effect on when such expense will be recognized.

2003	$22,286
2004	22,286
2005	22,286
2006	22,286

$89,144

          In March 2000, the Company issued 28,439 shares of common stock to the former owners of IGO in connection with the sale of IGO to MVP.  See Note 4.

          In April 2000, in connection with the acquisition of DBC Sports, the Company issued to DBC 277,152 shares of common stock.  Due to the decline in the trading price of the Company’s common stock, the Company purchased such shares back from DBC for $12,500 in April 2001 in order to fulfill certain obligations set forth in the acquisition agreement.  See Note 4.

          In January 2000, CBS exercised its year 2000 warrants resulting in net proceeds of $11,500.

          In July 2001, the Company issued to the National Football League 350,000 shares of the Company’s common stock valued at $633 pursuant to the Company’s agreement with the NFL.

          In July 2002, the Company issued to AOL 1,945,525 shares of common stock with a value equal to $2,000 pursuant to the Company’s agreement with AOL.

          In September 2002, the Company issued to JAE Endorsements, Inc. and its assignees 200,000 shares of common stock with a value of $246 pursuant to the Company’s agreement with JAE Endorsements, Inc.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(8)     SHAREHOLDERS’ EQUITY:—(Continued)

          The Company has reserved sufficient shares of its common stock to cover its issuance obligations under agreements with CBS, NFL and AOL, exercises of outstanding common stock warrants and the stock option, incentive compensation and employee stock purchase plans discussed in Note 9.  The following is a summary of all common stock reserved for issuance:

Shares

Warrants	850,000
Employee stock option plans	2,373,050
Employee stock purchase plan	195,622
Convertible Subordinated Notes	256,091

Total common stock reserved for issuance	3,674,763

          In addition, the Company has reserved common stock for issuance pursuant to the agreements with CBS, NFL and AOL.  The amount of such shares is undetermined as such obligations are based on a dollar value dependant upon the trading price of the Company’s common stock at certain dates in the future and, in certain cases, are subject to the Company’s option to pay cash in lieu of issuing shares.

(9)     WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

          There were no warrants granted in 2002 and 2001. Common stock warrants issued in 2000 to non-employees for services rendered primarily under consulting agreements were valued on the date of grant using the Black-Scholes option pricing model.  The following is a summary of warrants granted, exercised, canceled and outstanding:

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Warrants outstanding, beginning of year	1,157,000	$25.01	2,344,000	$29.24	3,451,000	$29.20
Granted	—	—	—	—	230,000	7.26
Exercised	—	—	—	—	(557,000)	21.30
Canceled	(307,000)	15.35	(1,187,000)	32.87	(780,000)	30.13

Warrants outstanding, end of year	850,000	$28.51	1,157,000	$25.01	2,344,000	$28.94

          The range of exercise prices of warrants outstanding at December 31, 2002 was $5.00 - $49.00.  The weighted average fair value of warrants granted during 2000 was $6.81 per share. There were 727,375 and 928,365 warrants exercisable at December 31, 2002 and 2001, respectively, at a weighted average exerciseprice of $29.51 and $26.35 per share, respectively.  Warrants outstanding at December 31, 2002 are exercisable through various dates through 2009.

          Assumptions utilized to value warrants granted in 2000 are as follows:

Volatility Factor	Dividend Yield	Risk-Free Interest Rates	Estimated Lives (Years)

100%	0%	5.8 - 6.0%	4-5

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(9)     WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: – (Continued)

          In 1995, the Company adopted a stock option plan (the “1995 Plan”) under which the Company is authorized to issue a total of 1,200,000 incentive stock options and nonqualified stock options to purchase common stock to be granted to employees, non-employee members of the Board of Directors and certain consultants or independent advisors who provide services to the Company.  Options become exercisable for 25% of the option shares upon the optionee’s completion of one year of service, as defined, with the balance vesting in successive equal monthly installments upon the optionee’s completion of each of the next 36 months of service.  The maximum term of the options is ten years.

          On April 14, 1997, the Company adopted the 1997 Incentive Compensation Plan (the “Incentive Plan”).  Pursuant to the Incentive Plan, as amended, the total number of shares of common stock that may be subject to the granting of awards shall be equal to:  (i) 8,000,000 shares, plus (ii) the number of shares with respect to awards previously granted under the Incentive Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of common stock that are surrendered in payment of any awards or any tax withholding requirements.  The Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards at not less than the fair market value of the underlying common stock that may be settled in cash, stock or other property.  At December 31, 2002, there were 2,373,050 shares available for issuance under both plans.

          A summary of the activity relating to the Company’s employee stock option plans for the years ended  December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,189,111	$11.01	6,561,569	$18.74	4,260,796	$20.39
Granted	1,180,850	1.85	1,094,950	2.63	3,168,500	16.74
Exercised	(16,966)	0.73	(133)	8.00	(190,931)	7.98
Canceled	(439,158)	13.58	(4,467,275)	20.34	(676,796)	22.78

Outstanding at end of year	3,913,837	$8.00	3,189,111	$11.01	6,561,569	$18.74

Options exercisable at end of year	2,169,264	$10.78	1,227,265	$15.82	2,009,514	$19.38

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(9)     WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: – (Continued)

          The following table summarizes information about employee stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable at December 31, 2002	Weighted Average Exercise Price

$0.62 to $2.00	1,008,691	8.30	$0.93	334,417	$0.85
2.01 to 5.00	1,375,565	6.90	3.58	629,919	3.92
5.01 to 8.00	527,695	5.90	7.81	405,011	7.87
8.01 to 15.00	388,534	6.40	12.02	283,543	12.01
15.01 to 30.00	342,897	5.70	18.93	282,381	18.90
30.01 to 60.00	270,455	5.20	37.60	233,993	37.17

	3,913,837	6.90	$8.00	2,169,264	$10.78

          In August and September 2001, the Company issued an aggregate of 1,909,458 shares of restricted stock to its executive officers and certain other key employees in exchange for the cancellation of certain outstanding stock options to purchase in the aggregate 3,818,919 shares of common stock.  Deferred compensation has been recorded for the deemed market value of the restricted shares as of the issuance date in the amount of $2,024.  Such amount is being amortized to expense over the expected four-year vesting period of the restricted stock.  Although vesting is over a four-year period, vesting may be accelerated upon the Company achieving certain financial goals.  During the fourth quarter of 2002, the Company achieved certain financial goals and, as a result, the vesting of 10% of the outstanding shares of restricted stock was accelerated.  As of December 31, 2002, 641,526 shares of restricted stock had vested.

          On April 14, 1997, the Company adopted the Employee Stock Purchase Plan (the “Purchase Plan”) and on November 19, 1999 the Purchase Plan was amended to increase the number of shares of common stock reserved for issuance thereunder to 1,000,000.  The Purchase Plan provides eligible employees, as defined therein, the right to purchase shares of common stock.  The purchase price per share will be equal to 85% of the fair market value as of certain measurement dates.  Such purchases are limited in any calendar year to the lower of 25% of the employee’s total annual compensation or $25.  There were 123,383, 176,460 and 73,883 shares of common stock issued pursuant to the Purchase Plan in 2002, 2001 and 2000, respectively.

          In January 1996, the Company adopted a retirement plan that qualifies under Section 401(k) of the Internal Revenue Code.  Under this plan, participating employees, as defined, may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limits.  There is currently no matching of employee contributions by the Company.

(10)    INCOME TAXES:

          The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(10)     INCOME TAXES : – (Continued)

purposes.  Significant components of the Company’s net deferred income taxes as of December 31, 2002 are as follows:

Deferred tax assets:
Net operating losses	$70,776
Capital losses	35,535
Expense items	8,426

Total gross deferred tax assets	114,737
Less valuation allowance	(114,306)

Net deferred tax assets	431
Deferred tax liabilities – expense items	(431)

Net deferred tax assets	$—

          SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, management has determined that a $114,306 valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will likely be realized.  The change in the valuation allowance for the current year was an increase of $16,015.  At December 31, 2002, the Company has available net operating loss carryforwards of $185,032, which begin to expire in the year 2009.  Additionally, the Company has approximately $93,000 of capital loss carryforwards at December 31, 2002.

          In  2002, the Company recorded a tax benefit of $720 due to a refund of alternative minimum taxes paid in 2000.  The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense is as follows:

	December 31, 2002

Tax at U.S. statutory rate	(34	) %
State taxes, net of federal benefit	(4	) %
Non-deductible items	2%
Change in valuation allowance	36%

	0%

(11)     COMMITMENTS AND CONTINGENCIES:

          The Company leases its facilities under noncancelable leases that expire on various dates through 2010.  Certain of these leases require the Company to pay operating costs, including property taxes and maintenance costs and some include rent adjustment clauses.  The Company entered into a ten-year lease for its corporate headquarters beginning in March 2000.  Under the terms of certain of its office leases, the Company has provided letters of credit to the landlords.  The letters of credit are secured by certain restricted certificates of deposit of approximately $535 as of December 31, 2002.

          Rent expense amounted to approximately $2,096, $2,825 and $3,281 for the years ended December 31, 2002, 2001 and 2000, respectively.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(11)     COMMITMENTS AND CONTINGENCIES:—(Continued)

          Future minimum lease payments for all operating leases are as follows as of December 31, 2002:

2003	$2,128
2004	1,522
2005	1,355
2006	1,403
2007	1,459
Thereafter	3,496

Total minimum lease payments	$11,363

          The Company has entered into licensing, royalty and consulting agreements with various content providers, vendors and sports leagues and associations.  The remaining terms of these agreements as of December 31, 2002 range from one to four years.  These agreements provide for the payment of royalties, bounties and certain guaranteed amounts. Several of the payments ($2,333 in 2003, $2,666 in 2004) are payable in stock at prevailing market prices in lieu of cash at the Company’s option.  The following agreements are included in the table of minimum guaranteed payments below:

          NFL.com. In July 2001, the Company entered into an agreement with the NFL, CBS and AOL (the “NFL Agreement”).  The Company is responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement, $4,238 has been paid as of December 31, 2002, and the Company is obligated to make additional payments totaling $19,812 as follows: $812 for the balance of the payment due for the second year ending July 2003; $6,000 for each of the third and fourth years ending July 2004 and July 2005; and $7,000 for the fifth year ending July 2006. In addition, in July 2001 the Company issued to the NFL 350,000 shares of the Company’s common stock and is obligated to make additional payments in cash or stock, at the Company’s option, equal to $1,333 and $2,667 in 2003 and 2004, respectively.  The Company is amortizing its total cost of the rights fee to sales and marketing expense on a straight-line basis over the five-year term of the NFL Agreement.

          AOL.  In July 2001, the Company extended its agreement with AOL (the “AOL Extension”).  Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000 in cash upon execution of the AOL Extension and on July 18, 2002 issued 1,945,525 shares of common stock to AOL with a value equal to $2,000.  The Company is obligated to make an additional payment in cash and/or stock, at the Company’s option, equal to $1,000 in 2003.  The Company is amortizing the costs of the AOL Extension to sales and marketing expense on a straight-line basis over the approximate five-year term of the agreement.

          PGA Tour. Under the terms of the Company’s agreement with the PGA TOUR, the Company was required to make an additional license fee payment in cash of $2,000 to the PGA TOUR in January 2003.  The Company will recognize the cost of such payment to sales and marketing expense during 2003.

          Other Commitments.  In July 2002, the Company entered into an agreement with a third party vendor to purchase approximately $1,000 worth of computer hardware over a three-year period.  This purchase is part of the Company’s plan to continue to invest in equipment related to the expected growth of the business.  To date, the Company has purchased $720 of equipment under the agreement.

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(11)     COMMITMENTS AND CONTINGENCIES:—(Continued)

           Minimum future guaranteed payments required under such agreements are as follows as of December 31, 2002:

2003	$12,896
2004	9,355
2005	7,105
2006	1,930
2007	—

$31,286

          Contingencies

          In November 2001, Sandbox.com, Inc. (“Sandbox”) filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida, alleging that the Company breached an agreement and plan of merger to acquire Sandbox (the “Merger Agreement”), misappropriated trade secrets, breached fiduciary duties, and was unjustly enriched as a consequence of alleged transfers of assets and proprietary information.  The Company in its Answer and Affirmative Defenses and Claim of Right to Setoff asserts that it was within its contractual rights to terminate the Merger Agreement and otherwise denies the substantive claims set forth in Sandbox’s complaint, claims a $600 setoff for Sandbox’s breach of the Merger Agreement, and has filed a counterclaim against Sandbox and a third party complaint against another party for fraud in the inducement relating to the Merger Agreement and a related Consulting Agreement.  The case is in the pre-trial discovery phase, and no trial date or pretrial order has yet been set by the court.  On September 6, 2002, Sandbox commenced a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, Eastern District of Virginia, which was subsequently converted into a Chapter 7 bankruptcy proceeding.  The Company believes that it is unlikely that the bankruptcy trustee will continue to pursue the case; however the Company believes that the claim by Sandbox is without merit and intends to vigorously defend itself in this action in the event the case is pursued by the trustee.  The Company also intends to continue to pursue its claims against the third party defendant.

          The Company is subject to various other legal proceedings and claims arising in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights.  The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, the Company may incur substantial expenses in defending against third party claims.  In the event of a determination adverse to it, the Company may incur substantial monetary liability and be required to change its business practices.  Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(12)     RELATED PARTY TRANSACTIONS:

          Pursuant to the Company’s promotion and licensing agreement with CBS, the Company issued equity instruments to CBS and expensed $22,286, $17,288 and $17,288 during 2002, 2001 and 2000, respectively, primarily related to advertising and promotion on CBS.  See Note 8.  Since January 2002, CBS has owned approximately 32% of the Company’s outstanding common stock.  Revenue sharing expense was $3,877 for the year ended December 31, 2002.  Revenue from third party advertisers billed to CBS was $2,595 for the year ended December 31, 2002.  In addition, the Company expensed $1,750, $3,000 and $3,000 during 2002, 2001 and 2000, respectively, related to shares issued to Westwood One, Inc., a company that may be deemed an affiliate of CBS, in exchange for advertising and promotion, and the Company incurred television, radio and outdoor advertising expenses related to services provided by CBS and/or certain of its affiliates of $367, $2,227 and $1,408 in 2002, 2001 and 2000, respectively.

          The Company has had transactions in the normal course of business with certain officers and directors of the Company.  The terms of these agreements were negotiated on what the Company believes is an “arms-length

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(12)     RELATED PARTY TRANSACTIONS:—(Continued)

basis.”  In April 2001, the Company loaned an officer of the Company $200 at an annual interest rate of 5.5% secured by the officer’s stock in the Company.  The loan and accrued interest were paid in full in December 2001.  The Company contracts for endorsement and other services of Joe Namath through Planned Licensing, Inc., which is a wholly-owned subsidiary of Namanco Productions, Inc. whose president and sole stockholder is a director of the Company.  The Company has an agreement with Planned Licensing, Inc. through October 16, 2004.  The Company incurred consulting and royalty expenses related to services provided by Planned Licensing, Inc. of $201, $207 and $267 in 2002, 2001 and 2000, respectively.  Additionally, in 2000 the Company issued 30,000 common stock warrants to Planned Licensing, Inc. that vest over the life of the agreement.  The Company is obligated to make future minimum payments to Planned Licensing, Inc. totaling $350 under this agreement through 2004.

(13)     SUBSEQUENT EVENTS:

          SportsTicker Litigation.  On January 28, 2003, SportsTicker Enterprises, L.P., a vendor of electronic sports data, filed a lawsuit against the Company in New York State Supreme Court, alleging that the Company improperly terminated its subscription agreement with SportsTicker.  SportsTicker’s complaint seeks approximately $2,150 million in damages.  On March 24, 2003, the Company filed a motion to dismiss all claims, on the ground that SportsLine’s termination was expressly authorized by the contract as a result of interruptions in SportsTicker’s service.  The motion has not yet been decided.  The Company believes the claim by SportsTicker is without merit and intends to vigorously defend itself in this action.

          NCAASports.com Agreement.  On February 26, 2003, the Company announced an agreement to sublicense the rights from CBS for the official NCAA Championship Web site, in their entirety, through 2006. These rights include site production, hosting and management of the sale of advertising for the NCAASports.com Web site, and the exclusive rights to provide Internet broadcasts of certain NCAA championships including the Division 1 Men’s Basketball Championship.

          Disposal of VegasInsider.com and LVSC.  As part of the NCAASports.com agreement, the Company announced its intention to dispose of its gaming information operations, consisting of its VegasInsider.com and Las Vegas Sports Consultants subsidiaries.  Beginning in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2003, the Company will report the results from these operations as discontinued operations. The Company expects to dispose of the operations in the second or third quarter of 2003.  The carrying amount of the assets and liabilities that will be included in the disposal group is approximately $2,000 and $100, respectively.

          CBS Amendment.  On March 5, 2003, the CBS agreement was amended to modify the annual schedule of stock issuances to CBS.

          April 2003 Payment.  On April 1, 2003, SportsLine is obligated to issue to CBS, the lesser of (1) a number of shares of common stock having a fair market value of $20,000 on April 1, 2003; or (2) a number of shares of common stock that will result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 39.9% (in which case the shares actually issued on April 1, 2003 will be valued at the current fair market value of such shares and the remainder of SportsLine’s $20,000 obligation will be deferred until July 2004).

          July 2004 Payment.  On July 1, 2004, SportsLine is obligated to issue to CBS the lesser of (1) a number of shares of common stock having a fair market value on July 1, 2004 equal to (x) $20,000 plus (y) the amount of the April 2003 payment which was deferred; or (2) a number of shares of common stock that will result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 49.9%.  If the number of shares of common stock that would result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 49.9% has a fair market value on July 1, 2004 less than the amount of SportsLine’s total obligation on July 1, 2004 (i.e., $20,000 plus the deferred portion of the April 2003

SPORTSLINE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(amounts in thousands, except share and per share data)

(13)     SUBSEQUENT EVENTS:—(Continued)

payment), then SportsLine must satisfy up to $5,000 of such obligation in cash.  SportsLine has the option to satisfy any additional remaining obligation on July 1, 2004 in cash and/or stock at its option.  If SportsLine elects to satisfy any portion of that remaining obligation, if any, in stock and the issuance of such stock would cause the ownership interest of CBS and its affiliates to exceed 49.9% on July 1, 2004, then CBS may elect to defer that portion of the issuance until October 1, 2005.

          October 2005 and January 2007 Payments.  On October 1, 2005, SportsLine will remain obligated to issue to CBS common stock with a fair market value equal to (x) $20,000 plus (y) the portion of the payment due in July 2004, if any, that CBS may have elected to defer.  SportsLine remains obligated to issue common stock with a fair market value of $20,000 to CBS on January 1, 2007.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  On May 31, 2002, SportsLine’s Board of Directors approved the dismissal of Arthur Andersen LLP (“Andersen”) as SportsLine’s independent accountants and the appointment of Ernst & Young LLP (“E&Y”) to serve as SportsLine’s independent accountants for the year ending December 31, 2002.  The Company filed a current report on Form 8-K with the SEC on June 6, 2002, and amended such Form 8-K on June 14, 2002, to report the change.

                  During SportsLine’s two most recent fiscal years ended December 31, 2001, and the subsequent interim periods through May 31, 2002, there were no disagreements between SportsLine and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

                  The audit reports of Andersen on the consolidated financial statements of SportsLine as of and for the fiscal years ended December 31, 2001 and 2000, as included elsewhere herein, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

PART III

Item 10.     Directors and Executive Officers of Registrant

          The information required in response to this item is incorporated by reference to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.      Executive Compensation

          The information required in response to this item is incorporated by reference to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

          The information required in response to this item is incorporated by reference to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.     Certain Relationships and Related Transactions

          The information required in response to this item is incorporated by reference to the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.     Controls and Procedures

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

          There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     1.       Financial Statements:

          Reference is made to the Index to Financial Statements set forth in “Item 8.  Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

          2.       Financial Statement Schedules:

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are not required under the related instructions, the required information is contained in the financial statements and notes thereto or are not applicable, and therefore have been omitted.

          3.       Exhibits:

          The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (3.1)(1)
3.2	Amendment of Article IV of the Amended and Restated Certificate of Incorporation (3.2)(2)
3.3	Amendment of Article I of the Amended and Restated Certificate of Incorporation (3.3)(3)
3.2	Form of Amended and Restated Bylaws (3.2) (4)
10.1*	Form of Indemnification Agreement between the Company and each of its directors and executive officers (10.2) (4)
10.2*	1995 Stock Option Plan (10.1) (4)
10.3*	1997 Incentive Compensation Plan, as amended (4.1)(5)
10.4*	Employee Stock Purchase Plan, as amended (10.4)(3)
10.5	Agreement dated March 5, 1997 between the Company and CBS Inc. (10.6) (4)
10.6+	Premier Sports Information and Commerce Agreement, effective as of October 1, 1998, by and between the Company and America Online, Inc. (10.1) (6)
10.7	Amendment to Agreement, effective as of January 1, 1999, between the Company and CBS Broadcasting, Inc. (99.1) (7)
10.8*	Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Michael Levy (10.14)(3)
10.9*	Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Kenneth W. Sanders (10.15)(3)
10.10*	Employment Agreement, dated as of January 28, 2000, between the Company and Mark J. Mariani (10.18)(3)
10.11	First Amendment to License and Consulting Agreement between the Company and Planned Licensing, Inc. dated as of October 16, 1999 (10.19)(3)
10.12*	Amendment to the Employment Agreement of Michael Levy, dated as of June 30, 2000 (10.1)(8)
10.13*	Second Amendment to Amended and Restated Employment Agreement of Michael Levy dated as of August 20, 2001 (10.1)(9)
10.14*	First Amendment to Amended and Restated Employment Agreement of Kenneth Sanders dated as of August 20, 2001 (10.2)(9)
10.15*	First Amendment to Employment Agreement of Mark Mariani dated as of August 20, 2001 (10.5)(9)
10.16*	Employment Agreement of Peter Pezaris dated as of August 20, 2001 (10.6)(9)
10.17++	NFL Interactive Media Rights Agreement among NFL Enterprises, L.P., and America Online, Inc., CBS Broadcasting Inc. and SportsLine.com, Inc. dated as of July 6, 2001 (10.7)(9)
10.18++	Third Amendment to Premier Sports Information and Commerce Agreement, effective as of July 6, 2001, by and between America Online, Inc. and SportsLine.com, Inc. (10.8)(9)

21.1	Subsidiaries of the Company (filed herewith)
23.1	Consent of Independent Certified Public Accountants, Ernst & Young LLP (filed herewith)
23.2	Notice Regarding Consent of Arthur Andersen LLP (filed herewith)
99.1	Certification of Michael Levy Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.2	Certification of Kenneth W. Sanders Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-62685).
(2)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-78921).
(3)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-K for the year ending December 31, 1999.
(4)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-25259).
(5)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-43746).
(6)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending September 30, 1998.
(7)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 8-K (Event of February 10, 1999).
(8)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending June 30, 2000.
(9)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending September 30, 2001.
*	Management Contract or Compensatory Plan
+	Confidential treatment granted to certain portions of this Exhibit
++	Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

(b)                    Reports on Form 8-K

          The Company did not file any Reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSLINE.COM, INC.

	By:	/s/ MICHAEL LEVY

Michael Levy President and Chief Executive Officer
March 28, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL LEVY	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2003

Michael Levy

/s/ KENNETH W. SANDERS	Chief Financial Officer (principal financial and accounting officer)	March 28, 2003

Kenneth W. Sanders

Director

Thomas Cullen

/s/ GERRY HOGAN	Director	March 28, 2003

Gerry Hogan

/s/ RICHARD B. HORROW	Director	March 28, 2003

Richard B. Horrow

/s/ JOSEPH LACOB	Director	March 28, 2003

Joseph Lacob

/s/ SEAN MCMANUS	Director	March 28, 2003

Sean McManus

/s/ ANDREW NIBLEY	Director	March 28, 2003

Andrew Nibley

/s/ RUSSELL I. PILLAR	Director	March 28, 2003

Russell I. Pillar

/s/ MICHAEL P. SCHULHOF	Director	March 28, 2003

Michael P. Schulhof

/s/ JAMES C. WALSH	Director	March 28, 2003

James C. Walsh

CERTIFICATIONS

I, Michael Levy, certify that:

                    1.  I have reviewed this annual report on Form 10-K of SportsLine.com, Inc.;

                    2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                    3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                   4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                    5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                    6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ MICHAEL LEVY

Michael Levy President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Kenneth W. Sanders, certify that:

                    1.  I have reviewed this annual report on Form 10-K of SportsLine.com, Inc.;

                    2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                    3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                    4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                    5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                    6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ KENNETH W. S ANDERS

Kenneth W. Sanders Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

21.1	Subsidiaries of the Company
23.1	Consent of Independent Certified Public Accountants, Ernst & Young LLP
23.2	Notice Regarding Consent of Arthur Andersen LLP
99.1	Certification of Michael Levy Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.2	Certification of Kenneth W. Sanders Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)