Form 10-Q
period 2003-03-31
SPORTSLINE COM INC
filed 2003-05-15
CIK 945688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of April 30, 2003: 43,332,714

Page 1 of 24 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(UNAUDITED)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,016	$17,383
Marketable securities	2,801	3,866
Accounts receivable, net	9,398	7,913
Due from CBS	2,579	1,782
Prepaid expenses and other current assets	3,538	1,698
Assets held for sale	2,129	2,204

Total current assets	40,461	34,846

DEFERRED ADVERTISING AND CONTENT—CBS	8,571	9,143
PROPERTY AND EQUIPMENT, net	6,799	7,537
NONCURRENT MARKETABLE SECURITIES	9,980	16,376
GOODWILL	16,194	16,194
OTHER ASSETS	7,306	7,892

	$89,311	$91,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,360	$1,567
Accrued liabilities	8,035	9,129
Due to CBS	2,938	1,507
Deferred revenue	3,143	2,052
Liabilities held for sale	128	137

Total current liabilities	15,604	14,392

DUE TO CBS	5,000	—
DUE TO NFL	4,934	4,320
OTHER LONG TERM LIABILITIES	2,436	2,563
CONVERTIBLE SUBORDINATED NOTES	16,678	16,678

Total liabilities	44,652	37,953

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 38,020,986 and 38,256,024 issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	380	383
Additional paid-in capital	379,290	379,479
Accumulated other comprehensive income	94	23
Deferred compensation costs	(824)	(927)
Accumulated deficit	(334,281)	(324,923)

Total shareholders’ equity	44,659	54,035

	$89,311	$91,988

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31
	2003	2002
REVENUE	$12,010	$13,398
COST OF REVENUE	3,785	4,378

GROSS PROFIT	8,225	9,020

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,571	6,321
Other	5,481	8,003
General and administrative	4,975	6,136
Depreciation and amortization	1,381	2,354

Total operating expenses	17,408	22,814

LOSS FROM CONTINUING OPERATIONS	(9,183)	(13,794)
INTEREST EXPENSE	(246)	(229)
INTEREST AND OTHER INCOME, net	117	210

LOSS BEFORE DISCONTINUED OPERATIONS	(9,312)	(13,813)

(LOSS)INCOME FROM DISCONTINUED OPERATIONS	(46)	1,532

NET LOSS	$(9,358)	$(12,281)

BASIC AND DILUTED LOSS PER SHARE:
Loss before discontinued operations	$(0.25)	$(0.38)
Income from discontinued operations	—	0.04

LOSS PER SHARE—BASIC AND DILUTED	$(0.25)	$(0.34)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING—BASIC AND DILUTED	38,183,969	36,101,561

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Compensation Costs	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 2002	38,256,024	$383	$379,479	$(927)	$23	$(324,923)

Issuance of common stock warrants pursuant to NFLPA agreement	—	—	51	—	—

Repurchase of common stock	(239,038)	(3)	(243)	—	—	—

Issuance of common stock from exercise of employee options	4,000	—	3	—	—	—

Amortization of deferred compensation costs	—	—	—	103	—	—

Comprehensive loss:
Net loss	—	—	—	—	—	(9,358)	$(9,358)
Unrealized gains on marketable securities	—	—	—	—	71	—	71

Comprehensive loss							$(9,287)

Balances at March 31, 2003	38,020,986	$380	$379,290	$(824)	$94	$(334,281)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Three Months Ended March 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,358)	$(12,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,387	2,361
Sales and marketing – Viacom	5,571	6,321
Other noncash expenses	180	900
Changes in operating assets and liabilities:
Accounts receivable	(2,017)	(3,159)
Prepaid expenses and other current assets	(1,716)	204
Accounts payable	(222)	(381)
Accrued liabilities	802	446
Deferred revenue	1,120	965

Net cash used in operating activities	(4,253)	(4,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(1,275)	—
Sales of available-for-sale securities	6,067	—
Purchases of held-to-maturity securities	(2,243)	(4,113)
Proceeds from maturity of held-to-maturity securities	4,885	10,686
Purchases of property and equipment	(305)	(234)
Net change in restricted cash	—	(25)

Net cash provided by investing activities	7,129	6,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee options	3	1
Repurchase of common stock	(246)	—

Net cash provided by (used in) financing activities	(243)	1

Net increase in cash and cash equivalents	2,633	1,691
CASH AND CASH EQUIVALENTS, beginning of period	17,383	30,322

CASH AND CASH EQUIVALENTS, end of period	$20,016	$32,013

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$—	$20,000

Issuance of common stock warrants pursuant to NFLPA agreement	$51	$—

Issuance of common stock warrants pursuant to consulting agreement	$—	$6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$23	$31

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(1)    NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

SportsLine.com, Inc. (“SportsLine.com” or the “Company”) publishes one of the most comprehensive collections of multimedia sports news and information available on the Internet and offers consumers a broad assortment of merchandise and subscription and premium services, including fantasy leagues and contests. The Company’s flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com in March 1997 as part of an exclusive promotional and content agreement with CBS Broadcasting Inc. (“CBS”). The Company has strategic relationships with CBS, Westwood One, the National Football League (the “NFL”), the National Collegiate Athletic Association (the “NCAA”) and the PGA TOUR and serves as the primary sports content provider for America Online, Inc. (“AOL”). The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations; produces and offers fantasy league products, contests and other games; and produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists.

On February 26, 2003, the Company announced its intention to sell its gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. The operating results of these operations have been reflected as a discontinued operation in the Company’s consolidated financial statements. The assets and liabilities of these operations are reflected as held for sale on the Company’s consolidated balance sheets.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2003. Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major sporting events and sports seasons, such as the NCAA Division I Men’s Basketball Championship and the National Football League season. In addition, the effect of such seasonal fluctuations could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the Ryder Cup, which do not occur every year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

Earnings (loss) per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all of the Company’s convertible subordinated notes (“Convertible Subordinated Notes”) (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 256,091 shares issuable upon conversion of the Convertible Subordinated Notes at March 31, 2003 and there were 5,108,405 options and warrants outstanding in the aggregate at March 31, 2003 that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the Convertible Subordinated Notes and upon exercise of the options and warrants were not included in the computation of diluted loss per share because to do so would have been antidilutive.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

Revenue by Type

Revenue by type for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002
Advertising and marketing services	$11,268	$12,921
Subscription and premium products	742	477

	$12,010	$13,398

Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for 0% and approximately 15% of total revenue for the three months ended March 31, 2003 and 2002, respectively. Barter transactions are recorded based upon, and to the extent of, similar recent cash transactions of the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions.

Restructuring Charge

In April 2001, the Company began implementing several cost-saving initiatives, which continued into 2002. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a substantial reduction in the Company’s domestic workforce. Severance and rent payments relating to this cost restructuring plan were approximately $22 and $79 for the three months ended March 31, 2003 and 2002, respectively, with a remaining accrual balance at March 31, 2003 of $45.

In April 2002, the Company announced the resignation of its chief technology officer and the expansion of responsibilities of its president of product development. As part of this change in personnel, the Company further integrated its fantasy sports operations into its other operations and technology departments. In August 2002, the Company announced the resignation of its president of corporate and business development and integrated its business development and legal affairs departments into the sales and finance departments, respectively. As a result of these resignations and reorganization, the Company eliminated approximately twenty-seven redundant positions. Severance payments during the three months ended March 31, 2003 were $326, with a remaining accrual balance as of March 31, 2003 of $858.

Stock-Based Compensation

Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to use the intrinsic value method.

Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2003 and 2002, respectively: risk-free interest rates of 2.8% to 2.9% and 4.3% to 4.7%; dividend yield of 0% for both periods; expected volatility factor of 90% for both periods; and expected life of 4.39 years for both periods. The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $0.68 and $1.80, respectively.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

The Company’s pro forma information follows for the three months ended March 31:

	2003	2002
Net loss—as reported	$(9,358)	$(12,281)
Total stock-based compensation determined under fair value based method for all awards	(1,213)	(1,625)

Pro forma net loss	$(10,571)	$(13,906)

Loss per share:
basic and diluted—as reported	$(0.25)	$(0.34)

Loss per share:
basic and diluted—pro forma	$(0.28)	$(0.39)

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding vesting period. Stock based compensation associated with the issuance of restricted stock was $103 and $127 during the three months ended March 31, 2003 and 2002, respectively.

(3)    DISCONTINUED OPERATIONS:

On February 26, 2003, the Company announced its intention to sell its gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. The Company expects to dispose of the operations in the second or third quarter of 2003.

VegasInsider.com generates revenue from advertising and the sale of premium subscription products while Las Vegas Sports Consultants generates revenue from sales of statistical content data. Advertising and subscription products revenue is recognized ratably over the applicable contract period while statistical data revenue is recognized on a monthly basis.

The results of VegasInsider.com and Las Vegas Sports Consultants have been shown separately as a discontinued operation, and prior periods presented have been restated. The assets and liabilities of the discontinued operation have been classified separately in the March 31, 2003 and December 31, 2002 consolidated balance sheets.

Revenues and losses from the discontinued operations are as follows:

	Three Months Ended March 31
	2003	2002
REVENUE	$696	$2,223
COST OF REVENUE	588	511

GROSS PROFIT	108	1,712

OPERATING EXPENSES:
Sales and marketing—other	75	114
General and administrative	73	60
Depreciation and amortization	7	7

Total operating expenses	155	181

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3)    DISCONTINUED OPERATIONS:—(Continued)

(LOSS)INCOME FROM OPERATIONS	(47)	1,531
INTEREST AND OTHER INCOME, net	1	1

NET (LOSS)INCOME	$(46)	$1,532

The assets and liabilities of the disposal group as of March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$78	$149
Prepaid expenses and other current assets	5	6

Total current assets	83	155

PROPERTY AND EQUIPMENT, net	23	30
GOODWILL	2,017	2,017
OTHER ASSETS	6	2

Total assets	$2,129	$2,204

LIABILITIES:
Accounts payable	$35	$51
Accrued liabilities	63	86
Deferred revenue	30	—

Total liabilities	$128	$137

(4)    GOODWILL AND OTHER LONG-LIVED ASSETS:

The Company acquired Daedalus World Wide Corporation in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880. The Company recognized a goodwill write-down during the year ended December 31, 2001 of $17,000 related to the reduced estimate of the value of its investment in Daedalus World Wide Corporation. The Company’s assessment of its goodwill investment was based on historical operations, undiscounted future cash flows and the market values of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company found no impairment of its goodwill. At December 31, 2002, the Company had goodwill of $16,194 recorded for Daedalus World Wide Corporation.

In April 2000, the Company, through its wholly owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation (“DBC Sports”). The purchase resulted in goodwill of $12,323. In 2001, the Company recorded a goodwill write-down of $2,600, to reflect a reduction in the estimated value of its investment in DBC Sports. The assessment of goodwill was based on historical operating results, undiscounted future cash flows and the market values of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company recorded a goodwill write-down of $2,650 to adjust the value of its investment in DBC Sports to its estimated fair value. At December 31, 2002, the Company had goodwill of $2,017 recorded for DBC Sports. On February 26,

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(4)    GOODWILL AND OTHER LONG-LIVED ASSETS:—(Continued)

2003, the Company announced its intention to sell its gaming information operations. The company expects to dispose of the operations in the second or third quarter of 2003.

In January 2001, the Company acquired, at a cost of $6,000, certain assets of MVP.com, Inc. (“MVP”), which had ceased business operations, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com. The cost of these assets is being amortized using the straight-line method over five years. Accumulated amortization was $2,700 at March 31, 2003. Amortization expense was approximately $300 for each of the three month periods ended March 31, 2003 and 2002, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Assuming there is no impairment of the asset, amortization expense for the remainder of 2003 will be $900 and will be $1,200 for each of the years 2004 and 2005.

(5)    COMMITMENTS AND CONTINGENCIES:

CBS. In February 1999, the Company amended and extended its agreement with CBS. In consideration of additional promotional and advertising opportunities, the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23.00 in 1999 to $45.00 in 2001 and agreed to issue shares of common stock valued at $100,000 between 2002 and 2006. The agreement provides that the Company shall issue to CBS a number of shares of its common stock having a fair market value of $20,000 each year for five years commencing on January 1, 2002, based on the average of the closing prices of the common stock on the Nasdaq National Market for each five day period ending on the day prior to the applicable issue dates. Pursuant to this agreement, in January 2002 the Company issued 6,882,312 shares of common stock valued at $20,000 to CBS. On March 5, 2003, the CBS agreement was amended to modify the annual schedule of stock issuances to CBS as follows:

April 2003 Payment. On April 1, 2003, SportsLine issued to CBS 5,454,428 shares of common stock valued at $5,400, that resulted in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock to be 39.9%. The remainder of the Company’s 2003 obligation of approximately $14,600 will be deferred until July 1, 2004.

July 2004 Payment. On July 1, 2004, SportsLine is obligated to issue to CBS the lesser of (1) a number of shares of common stock having a fair market value on July 1, 2004 equal to (x) $20,000 plus (y) the deferred amount of $14,600; or (2) a number of shares of common stock that will result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 49.9%. If the number of shares of common stock that would result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 49.9% has a fair market value on July 1, 2004 less than the amount of SportsLine’s total obligation on July 1, 2004 (i.e., $20,000 plus the deferred portion of the April 2003 payment), then SportsLine must satisfy up to $5,000 of such obligation in cash. SportsLine has the option to satisfy any additional remaining obligation on July 1, 2004 in cash and/or stock at its option. If SportsLine elects to satisfy any portion of that remaining obligation, if any, in stock and the issuance of such stock would cause the ownership interest of CBS and its affiliates to exceed 49.9% on July 1, 2004, then CBS may elect to defer that portion of the issuance until October 1, 2005.

October 2005 and January 2007 Payments. On October 1, 2005, SportsLine will remain obligated to issue to CBS common stock with a fair market value equal to (x) $20,000 plus (y) the portion of the payment due in July 2004, if any, that CBS may have elected to defer. SportsLine remains obligated to issue common stock with a fair market value of $20,000 to CBS on January 1, 2007.

NFL.com. In July 2001, the Company entered into an agreement with the NFL, CBS and AOL (the “NFL Agreement”). The Company is responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement, $5,050 has been paid as of March 31, 2003, and the Company is obligated to make additional payments totaling $19,000 as follows: $6,000 for each of the

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(5) COMMITMENTS AND CONTINGENCIES:—(Continued)

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

AOL. In July 2001, the Company extended its agreement with AOL (the “AOL Extension”). Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000 in cash upon execution of the AOL Extension and on July 18, 2002 issued 1,945,525 shares of common stock to AOL with a value equal to $2,000. The Company is obligated to make an additional payment in cash and/or stock, at the Company’s option, equal to $1,000 in July 2003. The Company is amortizing the costs of the AOL Extension to sales and marketing expense on a straight-line basis over the approximate five-year term of the agreement.

Other Commitments. In July 2002, the Company entered into an agreement with a third party vendor to purchase approximately $1,000 worth of computer hardware over a three-year period. This purchase is part of the Company’s plan to continue to invest in equipment related to the expected growth of the business. To date, the Company has purchased $871 of equipment under the agreement.

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

On January 28, 2003, SportsTicker Enterprises, L.P., (“SportsTicker”) a vendor of electronic sports data, filed a lawsuit against the Company in New York State Supreme Court, alleging that the Company improperly terminated its subscription agreement with SportsTicker. SportsTicker’s complaint seeks approximately $2.15 million in damages. On March 24, 2003, the Company filed a motion to dismiss all claims on the ground that the Company’s termination was expressly authorized by the contract as a result of interruptions in SportsTicker’s service. On April 15, 2003, SportsTicker filed an opposition to the Company’s motion to dismiss and filed a motion for summary judgment in SportsTicker’s favor. The motions have not yet been decided. The Company believes the claim by SportsTicker is without merit and intends to vigorously defend itself in this action.

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

(6)    RECENTLY ISSUED ACCOUNTING STANDARDS:—(Continued)

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123 “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock –based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated in these financial statements and accompanying footnotes.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company’s products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company’s Securities and Exchange Commission filings, including those discussed under the caption “Risk Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Recent Developments

On March 5, 2003, the CBS agreement was amended to modify the annual schedule of stock issuances to CBS. Pursuant to the amendment on April 1, 2003, the Company issued to CBS 5,454,428 shares of common stock valued at approximately $5.4 million, as a result of which the aggregate beneficial ownership interest of CBS and its affiliates in the Company’s outstanding common stock increased to 39.9%. The remainder of the Company’s 2003 obligation of approximately $14.6 million will be deferred until July 1, 2004. See Note 5 of the Notes to the Company’s Condensed Consolidated Financial Statements.

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

Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the Company’s analysis indicates a possible impairment exists based on undiscounted future cash flows, it is required to then measure impairment based on the estimated fair value of the assets determined either by third party appraisal or projected discounted future cash flows.

•	Effective January 1, 2002, the Company is required at least annually to test for impairment of goodwill. Management believes its estimates and judgments have been reasonable in determining whether the Company’s goodwill has been impaired. If, however, there were a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize an impairment charge.

•	Statements of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to use the intrinsic value based method. The Company grants its employees stock options with an exercise price equal to market price; therefore, no compensation expense is recorded.

•	Advertising and marketing services revenue encompass advertising and sponsorship sales as well as the Company’s revenue from its direct marketing services and promotion of e-commerce Web sites such as mvp.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on the Company’s Web sites as well as the sale of advertising on Web sites operated by the Company. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include a guarantee of a minimum number of “impressions”, or times that an advertisement is viewed by users of the Company’s Web sites.

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2003 was $12,010,000 compared to $13,398,000 for the three months ended March 31, 2002. Advertising and marketing services revenue for the three months ended March 31, 2003 was $11,268,000 compared to $12,921,000 for the three months ended March 31, 2002. Advertising and marketing services revenue for the three months ended March 31, 2003 and 2002 represented 94% and 96%, respectively, of total revenue. The decrease in advertising and marketing services revenue was primarily due to a decrease in barter advertising revenue, resulting from management’s decision to limit barter transactions. While the Company may enter into barter arrangements from time to time, the Company does not expect to recognize barter advertising revenue, nor the offsetting marketing expense, in future periods. Excluding barter revenue from the prior year, advertising and marketing services revenue increased 7% from $10,557,000 to $11,268,000. The addition of NCAASports.com to the SportsLine network and increased joint selling efforts with CBS related to the NCAA Division I Men’s Basketball Championship were the primary factors contributing to the increase.

Subscription and premium products revenue increased $265,000 in the three months ended March 31, 2003 compared to the same period in 2002. The increase in subscription and premium products revenue was due primarily to an increase in fantasy revenue generated from basketball and hockey compared to the previous year and the additional revenue from the creation of games and contests for America Online (“AOL”). This increase was partially offset by a decrease in revenue received from the loyalty program “SportsLine Rewards”. This program was discontinued as of April 3, 2003 and will no longer generate any revenue in future periods.

As of March 31, 2003, the Company had deferred revenue of $3,143,000 relating to cash and receivables for which services had not yet been provided, including $2,387,000 relating to paid fantasy baseball products (which will be recorded as revenue primarily in the second and third quarters of 2003).

Cost of Revenue

Cost of revenue for the three months ended March 31, 2003 and 2002 was $3,785,000 and $4,378,000, respectively. Cost of revenue decreased $593,000 in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. Merchandise cost of goods sold was lower in the three months ended March 31, 2003 due to the agreement entered into in 2002 with GSI Commerce, Inc. (“GSI”) under which GSI was named the exclusive operator of the Company’s online store, marketed under the MVP.com brand name. Previously, the Company had been operating certain parts of the online store itself, and accordingly, certain merchandise and other costs were incurred during the three months ended March 31, 2002 that became the responsibility of GSI during the latter half of 2002. Additionally, to a lesser extent, cash prizes and awards decreased due to the elimination of certain contests, and telecommunications expenses related to the support and delivery of the Company’s services decreased due to lower negotiated rates. As a percentage of revenue, cost of revenue decreased to 32% for the three months ended March 31, 2003 from 33% for the three months ended March 31, 2002.

Operating Expenses

Amortization of equity issued to Viacom for promotion. Amortization of equity issued to Viacom for promotion expense consists of the amortization expense for the Company’s agreement with Viacom, the parent of CBS, pursuant to which the Company issued equity instruments in exchange for advertising and promotion. For the three months ended March 31, 2003 and 2002, amortization of equity issued to Viacom for promotion was $5,571,000 and $6,321,000, respectively. Pursuant to the Company’s promotion and licensing agreement with CBS, the Company issued shares and warrants to purchase shares and expensed $5,571,000 for the three months ended March 31, 2003 and 2002, primarily related to advertising and promotion on CBS. The decrease of $750,000 in the three months ended March 31, 2003 from the same period in 2002 is due to the extension of the agreement with Westwood One in 2002, that did not require the issuance of additional equity or other financial consideration.

Sales and Marketing—Other. For the three months ended March 31, 2003 and 2002, sales and marketing—other expense was $5,481,000 and $8,003,000, respectively. The decrease in sales and marketing—other expense was primarily due to the lack of barter expense resulting from the Company’s not recording any barter revenue during the three months ended March 31, 2003. Barter transactions accounted for 0% and approximately 31% of sales and marketing expense for the three months ended March 31, 2003 and 2002, respectively. As a percentage of revenue, sales and marketing—other expense decreased to 46% for the three months ended March 31, 2003 from 60% for the three months ended March 31, 2002.

General and Administrative. General and administrative expense for the three months ended March 31, 2003 and 2002 was $4,975,000 and $6,136,000, respectively. The decrease in general and administrative expense in the quarter ended March 31, 2003 was primarily attributable to reduced payroll expense as a result of the Company’s cost restructuring program and reduced bad debt expense. As a percentage of revenue, general and administrative expense decreased to 41% for the three months ended March 31, 2003 from 46% for the three months ended March 31, 2002.

Depreciation and Amortization. Depreciation and amortization expense was $1,381,000 and $2,354,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in depreciation and amortization expense for the three months ended March 31, 2003 compared to 2002 was due primarily to the expiration of certain consulting agreements and the full amortization of the related equity issuances. Software and equipment depreciation was lower in the three months ended March 31, 2003 due to fewer recent purchases and equipment becoming fully depreciated.

Interest Expense. Interest expense was $246,000 for the three months ended March 31, 2003 compared to $229,000 for the three months ended March 31, 2002. Interest expense is primarily related to the Convertible Subordinated Notes.

Interest and Other Income, Net. Interest and other income, net for the three months ended March 31, 2003 was $117,000 compared to $210,000 for the three months ended March 31, 2002. The decrease was primarily attributable to a lower invested cash balance and lower interest rates.

Discontinued operations. Discontinued operations had a loss of $46,000 for the three months ended March 31, 2003 and income of $1,532,000 for the three months ended March 31, 2002. The variance relates primarily to a decrease in advertising revenue from discontinued operations while operating costs remained constant. On February 26, 2003, the Company announced its intention to sell its gaming information operations, consisting of

VegasInsider.com and Las Vegas Sports Consultants. The Company expects to dispose of the operations in the second or third quarter of 2003.

Liquidity and Capital Resources

As of March 31, 2003, the Company’s primary source of liquidity consisted of $20,016,000 in cash and cash equivalents. As of March 31, 2003, the Company also had $2,801,000 in current marketable securities, which had an average maturity of between three and twelve months, and $9,980,000 in noncurrent marketable securities, which had an average maturity of between twelve and eighteen months. The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. However, the Company expects to continue to incur significant operating losses on a consolidated basis for at least the next twelve months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would likely result in additional dilution to the Company’s stockholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

As of March 31, 2003, deferred advertising and content costs related to the CBS agreement totaled $8,571,000. These costs represent the value of common stock warrants issued in 1999 in consideration for the extension of the CBS agreement. Accrued liabilities totaled $8,035,000 as of March 31, 2003, a decrease of $1,094,000 from December 31, 2002, primarily due to decreases in accruals for costs related to cash prizes and players association fees. Long-term liabilities at March 31, 2003 (excluding the Convertible Subordinated Notes) were $12,370,000 compared to $6,883,000 at March 31, 2002, an increase of $5,487,000, mainly due to the Company’s obligation pursuant to the amended CBS agreement.

Net cash used in operating activities was $4,253,000 and $4,624,000 for the three months ended March 31, 2003 and 2002, respectively. The principal uses of cash for the three months ended March 31, 2003 were to fund the Company’s net loss of $9,358,000 and changes in working capital of $2,033,000, offset by adjustments to net loss not affecting cash flow of $7,138,000. The principal uses of cash for the three months ended March 31, 2002 were to fund the Company’s net loss of $12,281,000 and changes in working capital of $1,925,000, offset by adjustments to net loss not affecting cash flow of $9,582,000. The adjustments to net loss to determine cash flow in both periods include depreciation and amortization, amortization of equity issued to Viacom for promotion, and other non-cash items.

Net cash provided by investing activities was $7,129,000 and $6,314,000 for the three months ended March 31, 2003 and 2002, respectively. Investing activities during the three months ended March 31, 2003 and 2002 consisted primarily of the sale of marketable securities, offset by purchases of property and equipment.

Net cash used in financing activities was $243,000 for the three months ended March 31, 2003 and net cash provided by financing activities was $1,000 for the three months ended March 31, 2002. The Company repurchased approximately 239,000 shares during the three months ended March 31, 2003 at an average price of $1.00 per share. Cumulative shares repurchased under the program through March 31, 2003 were approximately 264,000 at an average price of $1.00 per share.

Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $1.0 to $1.5 million of property and equipment during the remainder of 2003, primarily computer equipment related to the growth of the business. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

Seasonality

The Company expects that its revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics, the Ryder Cup and the World Cup, although such events do not occur every year. The Company believes that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major U.S. sporting events and sports seasons, such as the NCAA Division I Men’s Basketball Championship and the National Football League season. Furthermore, the Company has experienced growth in its revenue from fantasy football products affecting the third and fourth quarter. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123 “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated in these financial statements and accompanying footnotes.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On January 28, 2003, SportsTicker Enterprises, L.P., a vendor of electronic sports data, filed a lawsuit against the Company in New York State Supreme Court, alleging that the Company improperly terminated its subscription agreement with SportsTicker. SportsTicker’s complaint seeks approximately $2.15 million in damages. On March 24, 2003, the Company filed a motion to dismiss all claims on the ground that the Company’s termination was expressly authorized by the contract as a result of interruptions in SportsTicker’s service. On April 15, 2003, SportsTicker filed an opposition to the Company’s motion to dismiss and filed a motion for summary judgment in SportsTicker’s favor. The motions have not yet been decided. The Company believes the claim by SportsTicker is without merit and intends to vigorously defend itself in this action.

From time to time, SportsLine may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on SportsLine’s financial position or results of operations. See Note 5 of the Notes to the Company’s Condensed Consolidated Financial Statements included in Part I of this Form 10-Q.

ITEM 2. CHANGE IN SECURITIES

In March 2003, pursuant to the terms of a license agreement with National Football League Players Incorporated (“Players Inc.”), the Company issued warrants to purchase 100,000 shares of common stock to Players Inc., in partial consideration for the licenses granted pursuant to such agreement. No underwriter was involved in such issuance of securities and the warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

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

(b) Reports on Form 8-K

On January 30, 2003, the Company reported on Form 8-K its financial results for the fiscal quarter and fiscal year ended December 31, 2002.

On March 6, 2003, the Company reported on Form 8-K that it had entered into a letter agreement, dated March 5, 2003, amending its agreement with CBS Broadcasting Inc. (“CBS”) pursuant to which the Company operates its flagship Web site, CBS SportsLine.com. The amendment provides for a change in the annual payment schedule whereby CBS receives common stock in exchange for promotion of the CBS SportsLine.com Web site.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	SPORTSLINE.COM, INC.
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

Date: May 15, 2003	/s/ Michael Levy
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

Date: May 15, 2003	/s/ Kenneth W. Sanders Kenneth W. Sanders Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description
Exhibit 99.1	Certification of Michael Levy Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2	Certification of Kenneth W. Sanders Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.