Form 10-Q
period 2003-06-30
SPORTSLINE COM INC
filed 2003-08-14
CIK 945688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

                       ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-23337

SPORTSLINE.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	65-0470894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 W. Cypress Creek Road Fort Lauderdale, Florida	33309 (Zip Code)
(Address of principal executive offices)

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
Yes ☐ No ☒

Number of shares of common stock outstanding as of August 6, 2003: 44,409,521

Page 1 of 27 Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,932	$17,383
Marketable securities	2,625	3,866
Accounts receivable, net	8,829	7,913
Due from CBS	2,554	1,782
Prepaid expenses and other current assets	3,177	1,698
Assets held for sale	224	2,204

Total current assets	37,341	34,846

DEFERRED ADVERTISING AND CONTENT – CBS	8,000	9,143
PROPERTY AND EQUIPMENT, net	6,525	7,537
NONCURRENT MARKETABLE SECURITIES	8,858	16,376
GOODWILL	16,194	16,194
OTHER ASSETS	6,910	7,892

	$83,828	$91,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,723	$1,567
Accrued liabilities	7,341	9,129
Due to CBS	2,961	1,507
Deferred revenue	4,194	2,052
Liabilities held for sale	24	137

Total current liabilities	18,243	14,392

DUE TO CBS	4,600	—
DUE TO NFL	3,527	4,320
OTHER LONG-TERM LIABILITIES	2,295	2,563
CONVERTIBLE SUBORDINATED NOTES	16,678	16,678

Total liabilities	45,343	37,953
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 44,378,273 and 38,256,024 issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	444	383
Additional paid-in capital	385,795	379,479
Accumulated other comprehensive income	88	23
Deferred compensation costs	(722)	(927)
Accumulated deficit	(347,120)	(324,923)

Total shareholders’ equity	38,485	54,035

	$83,828	$91,988

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE	$8,844	$8,892	$20,854	$22,290
COST OF REVENUE	4,862	4,744	8,647	9,122

GROSS PROFIT	3,982	4,148	12,207	13,168

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,572	6,322	11,143	12,643
Other	4,813	6,454	10,294	14,456
General and administrative	4,715	5,587	9,690	11,724
Depreciation and amortization	1,186	2,105	2,567	4,460
Restructuring charge	—	1,398	—	1,398

Total operating expenses	16,286	21,866	33,694	44,681

LOSS FROM CONTINUING OPERATIONS	(12,304)	(17,718)	(21,487)	(31,513)
INTEREST EXPENSE	(237)	(227)	(483)	(455)
INTEREST AND OTHER INCOME, net	135	185	252	394

LOSS BEFORE DISCONTINUED OPERATIONS	(12,406)	(17,760)	(21,718)	(31,574)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(148)	1,479	(194)	3,011
LOSS FROM SALE OF DISCONTINUED OPERATIONS	(285)	—	(285)	—

NET LOSS	$(12,839)	$(16,281)	$(22,197)	$(28,563)

BASIC AND DILUTED LOSS PER SHARE:
Loss before discontinued operations	$(0.28)	$(0.49)	$(0.53)	$(0.87)
Income from discontinued operations	—	0.04	—	0.08
Loss from sale of discontinued operations	(0.01)	—	(0.01)	—

LOSS PER SHARE—BASIC AND DILUTED	$(0.29)	$(0.45)	$(0.54)	$(0.79)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING—BASIC AND DILUTED	43,669,743	36,059,187	40,942,006	36,080,287

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(UNAUDITED)

	Common Stock		Additional Paid-In	Deferred Compensation	Accumulated Other Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Costs	Income	Deficit	Loss

Balances at December 31, 2002	38,256,024	$383	$379,479	$(927)	$23	$(324,923)

Issuance of common stock pursuant to agreement with CBS	5,454,428	54	5,345	—	—	—

Issuance of common stock pursuant to NFL agreement	1,049,869	10	1,323	—	—	—

Issuance of common stock pursuant to the employee stock purchase plan	58,406	1	49	—	—	—

Issuance of common stock warrants pursuant to consulting agreement	—	—	37	—	—	—

Issuance of common stock warrants pursuant to NFLPA agreement	—	—	51	—	—	—

Repurchase of common stock	(475,404)	(4)	(517)	—	—	—

Issuance of common stock from exercise of employee options	34,950	—	28	—	—	—

Amortization of deferred compensation costs	—	—	—	205	—	—

Comprehensive loss:

Net loss	—	—	—	—	—	(22,197)	$(22,197)

Unrealized gains on marketable securities	—	—	—	—	65	—	65

Comprehensive loss							$(22,132)

Balances at June 30, 2003	44,378,273	$444	$385,795	$(722)	$88	$(347,120)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts of thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,197)	$(28,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,573	4,474
Sales and marketing – Viacom	11,143	12,643
Other noncash expenses	109	2,282
Loss on sale of discontinued operations	285	—
Changes in operating assets and liabilities:
Accounts receivable	(1,011)	(1,381)
Prepaid expenses and other current assets	(1,287)	493
Accounts payable	2,111	(313)
Accrued liabilities	(94)	1,674
Deferred revenue	2,232	(556)

Net cash used in operating activities	(6,136)	(9,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(5,237)	—
Sales of available-for-sale securities	10,080	—
Purchases of held-to-maturity securities	(3,243)	(29,821)
Proceeds from maturity of held-to-maturity securities	7,094	18,839
Purchases of property and equipment	(873)	(334)
Purchase of license	(250)	—
Proceeds from sale of discontinued operations	1,460	—
Net change in restricted cash	97	52

Net cash provided by (used in) investing activities	9,128	(11,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of restricted shares of common stock from employees	—	(156)
Repurchase of common stock	(521)	—
Net proceeds from issuance of common stock and exercise of common stock warrants and options	78	53

Net cash used in financing activities	(443)	(103)

Net increase (decrease) in cash and cash equivalents	2,549	(20,614)
CASH AND CASH EQUIVALENTS, beginning of period	17,383	30,322

CASH AND CASH EQUIVALENTS, end of period	$19,932	$9,708

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$5,399	$20,000

Issuance of common stock pursuant to agreement with NFL	$1,333	$—

Issuance of common stock warrants pursuant to NFLPA agreement	$51	$—

Issuance of common stock warrants pursuant to consulting agreement	$37	$6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	$417

Cash paid for income taxes	$—	$31

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

On February 26, 2003 the Company announced its intention to dispose of its gaming operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. On June 23, 2003 the Company completed the sale of its VegasInsider.com subsidiary to Sports Information Ltd., a United Kingdom company. The operating results of VegasInsider.com through the date of sale have been reflected as discontinued operations in the Company’s consolidated financial statements. The assets and liabilities of VegasInsider.com as of December 31, 2002 are reflected as held for sale in the Company’s consolidated balance sheet. The operating results of Las Vegas Sports Consultants are reflected as discontinued operations in the Company’s consolidated financial statements. The assets and liabilities of Las Vegas Sports Consultants operations are reflected as held for sale in the Company’s consolidated balance sheets as of June 30, 2003 and December 31, 2002. The Company expects to complete a transaction regarding the disposition of Las Vegas Sports Consultants by the end of 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2003. Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major sporting events and sports seasons, such as the NCAA Division I Men’s Basketball Championship and the National Football League season. In addition, the effect of such seasonal fluctuations could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the Ryder Cup, which do not occur every year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

Earnings (loss) per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all of the Company’s convertible subordinated notes (“Convertible Subordinated Notes”) (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 256,091 shares issuable upon conversion of the Convertible Subordinated Notes at June 30, 2003 and there were 5,354,706 options and warrants outstanding in the aggregate at June 30, 2003 that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the Convertible Subordinated Notes and upon exercise of the options and warrants were not included in the

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNT POLICIES:—(Continued)

computation of diluted loss per share for all periods presented because to do so would have been antidilutive.

Revenue by Type

Revenue by type for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Advertising and marketing services	$7,527	$7,719	$18,795	$20,640
Subscription and premium products	1,317	1,173	2,059	1,650

	$8,844	$8,892	$20,854	$22,290

Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for 0% and approximately 14% of total revenue for the three months ended June 30, 2003 and 2002, respectively. Barter transactions accounted for 0% and approximately 15% of total revenue for the six months ended June 30, 2003 and 2002, respectively. Barter transactions are recorded based upon, and to the extent of, similar recent cash transactions of the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions.

Restructuring Charge

In April 2001, the Company began implementing several cost-saving initiatives, which continued into 2002. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a substantial reduction in the Company’s workforce. Severance and rent payments relating to this cost restructuring plan were approximately $18 and $26 for the three months ended June 30, 2003 and 2002, respectively and were approximately $40 and $100 for the six months ended June 30, 2003 and 2002, respectively, with a remaining accrual balance at June 30, 2003 of $27.

In April 2002, the Company announced the resignation of its chief technology officer and the expansion of responsibilities of its president of product development. As part of this change in personnel, the Company further integrated its fantasy sports operations into its other operations and technology departments. In August 2002, the Company announced the resignation of its president of corporate and business development and integrated its business development and legal affairs departments into the sales and finance departments, respectively. As a result of these resignations and reorganization, the Company eliminated approximately twenty-seven redundant positions. Severance payments during the three and six months ended June 30, 2003 were $308 and $634, respectively, with a remaining accrual balance as of June 30, 2003 of $568.

Comprehensive Loss

Comprehensive loss is comprised of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to amounts that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net loss because these transactions or events were attributed to changes from non-owner sources. The Company’s other comprehensive income (loss) for the three and six months ended June 30, 2003 was a loss of $6 and a gain of $65, respectively, and was comprised of unrealized gains and losses on available-for-sale marketable securities. For the three and six months ended June 30, 2003 the Company’s comprehensive loss was $12,845 and $22,132, respectively. For the three and six months ended June 30, 2002 the Company’s comprehensive loss was equal to the Company’s net loss.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNT POLICIES:—(Continued)

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

Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model.

The Company’s pro forma information follows for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss – as reported	$(12,839)	$(16,281)	$(22,197)	$(28,563)
Total stock-based compensation determined under fair value based method for all awards	(1,754)	(1,876)	(2,967)	(3,501)

Pro forma net loss	$(14,593)	$(18,157)	$(25,164)	$(32,064)

Loss per share:
basic and diluted – as reported	$(0.29)	$(0.45)	$(0.54)	$(0.79)

Loss per share:
basic and diluted – pro forma	$(0.33)	$(0.50)	$(0.61)	$(0.89)

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk free interest rate	2.3%-2.9%	4.2%-4.7%	2.3%-2.9%	4.2%-4.7%
Dividend yield	0%	0%	0%	0%
Expected volatility factor	90%	90%	90%	90%
Expected life (years)	5.75	4.39	5.19	4.39
Weighted average fair value per option	$1.05	$0.95	$0.90	$1.79

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding vesting period. Stock based compensation associated with the issuance of restricted stock was $97 and $117 during the three months ended June 30, 2003 and 2002, respectively. Stock based compensation associated with the issuance of restricted stock was $205 and $368 during the six months ended June 30, 2003 and 2002, respectively.

(3) DISCONTINUED OPERATIONS:

On February 26, 2003, the Company announced its intention to sell its gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. On June 23, 2003 the Company completed the sale of its VegasInsider.com subsidiary to Sports Information Ltd. a United Kingdom company. The Company expects to dispose of Las Vegas Sports Consultants by the end of 2003.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3) DISCONTINUED OPERATIONS:—(Continued)

VegasInsider.com generated revenue from advertising and the sale of premium subscription products while Las Vegas Sports Consultants generates revenue from sales of statistical content data. Advertising and subscription products revenue is recognized ratably over the applicable contract period while statistical data revenue is recognized on a monthly basis.

The results of VegasInsider.com and Las Vegas Sports Consultants have been shown separately as discontinued operations, and prior periods presented have been restated. The assets and liabilities of the discontinued operations have been classified separately in the June 30, 2003 and December 31, 2002 consolidated balance sheets.

Results of operations from the discontinued operations are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
REVENUE	$420	$2,137	$1,116	$4,360
COST OF REVENUE	471	458	1,059	969

GROSS PROFIT (LOSS)	(51)	1,679	57	3,391

OPERATING EXPENSES:
Sales and marketing	52	92	127	206
General and administrative	45	102	118	162
Depreciation and amortization	—	7	7	14

Total operating expenses	97	201	252	382

(LOSS) INCOME FROM OPERATIONS	(148)	1,478	(195)	3,009
INTEREST AND OTHER INCOME, net	—	1	1	2

NET (LOSS) INCOME	$(148)	$1,479	$(194)	$3,011

The assets and liabilities of the disposal group as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$43	$149
Prepaid expenses and other current assets	3	6

Total current assets	46	155

PROPERTY AND EQUIPMENT, net	25	31
GOODWILL	147	2,017
OTHER ASSETS	6	1

Total assets	$224	$2,204

LIABILITIES:
Accounts payable	$—	$51
Accrued liabilities	24	86

Total liabilities	$24	$137

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(4) GOODWILL AND OTHER LONG-LIVED ASSETS:

The Company acquired Daedalus World Wide Corporation in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880. The Company recognized a goodwill write-down during the year ended December 31, 2001 of $17,000 related to the reduced estimate of the value of its investment in Daedalus World Wide Corporation. The Company’s assessment of its goodwill investment was based on historical operations, undiscounted future cash flows and the market values of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company found no impairment of its goodwill. At June 30, 2003, the Company had goodwill of $16,194 recorded for Daedalus World Wide Corporation.

In April 2000, the Company, through its then wholly owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation (“DBC Sports”). The purchase resulted in goodwill of $12,323. In 2001, the Company recorded a goodwill write-down of $2,600, to reflect a reduction in the estimated value of its investment in DBC Sports. The assessment of goodwill was based on historical operating results, undiscounted future cash flows and the market values of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company recorded a goodwill write-down of $2,650 to adjust the value of its investment in DBC Sports to its estimated fair value. At December 31, 2002, the Company had goodwill of $2,017 recorded for DBC Sports.

In January 2001, the Company acquired, at a cost of $6,000, certain assets of MVP.com, Inc. (“MVP”), which had ceased business operations, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com. The cost of these assets is being amortized using the straight-line method over five years. Accumulated amortization was $3,000 at June 30, 2003. Amortization expense was approximately $300 and $600 for each of the three and six month periods ended June 30, 2003 and 2002, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Assuming there is no impairment of the asset, amortization expense for the remainder of 2003 will be $600 and will be $1,200 for each of the years 2004 and 2005.

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

April 2003 Payment. On April 1, 2003, SportsLine issued to CBS 5,454,428 shares of common stock valued at $5,399, that resulted in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock increasing to 39.9%. The remainder of the Company’s 2003 obligation of approximately $14,601 will be deferred until July 1, 2004.

July 2004 Payment. On July 1, 2004, SportsLine is obligated to issue to CBS the lesser of (1) a number of shares of common stock having a fair market value on July 1, 2004 equal to (x) $20,000 plus (y) the deferred amount of $14,601; or (2) a number of shares of common stock that will result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 49.9%. If the number of shares of common stock that would result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 49.9% has a fair market value on July 1, 2004 less than the amount of SportsLine’s total obligation on July 1, 2004 (i.e., $20,000 plus the deferred portion of the April 2003 payment), then SportsLine must satisfy up to $5,000 of such obligation in cash. SportsLine has the option to satisfy any additional remaining obligation on July 1, 2004 in cash and/or stock at its option. If SportsLine elects to satisfy any portion of that remaining obligation, if any, in stock and the issuance of such stock would cause the ownership

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(5) COMMITMENTS AND CONTINGENCIES:—(Continued)

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

NFL.com. In July 2001, the Company entered into an agreement with the NFL, CBS and AOL (the “NFL Agreement”). The Company is responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement, $5,050 has been paid as of June 30, 2003, and the Company is obligated to make additional payments totaling $19,000 as follows: $6,000 for each of the third and fourth years ending July 2004 and July 2005; and $7,000 for the fifth year ending July 2006. In addition, the Company issued to the NFL 1,049,869 shares of the Company’s common stock in May 2003, valued at $1,333, and 350,000 shares in July 2001, valued at $633. The Company is obligated to make an additional payment in cash or stock, at the Company’s option, equal to $2,667 in 2004. The Company is amortizing its total cost of the rights fee to sales and marketing expense on a straight-line basis over the five-year term of the NFL Agreement.

AOL. In July 2001, the Company extended its agreement with AOL (the “AOL Extension”). Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000 in cash upon execution of the AOL Extension and in July 2002 issued 1,945,525 shares of common stock to AOL with a value equal to $2,000. The Company is obligated to make an additional payment in cash and/or stock, at the Company’s option, equal to $1,000 in 2003. The Company is amortizing the costs of the AOL Extension to sales and marketing expense on a straight-line basis over the approximate five-year term of the agreement.

Contingencies

On January 28, 2003, SportsTicker Enterprises, L.P., (“SportsTicker”) a vendor of electronic sports data, filed a lawsuit against the Company in New York State Supreme Court, alleging that the Company improperly terminated its subscription agreement with SportsTicker. SportsTicker’s complaint seeks approximately $2,150 in damages. On March 24, 2003, the Company filed a motion to dismiss all claims on the ground that the Company’s termination was expressly authorized by the contract as a result of interruptions in SportsTicker’s service. On April 15, 2003, SportsTicker filed an opposition to the Company’s motion to dismiss and filed a motion for summary judgment in SportsTicker’s favor. The motions have not yet been decided. The Company believes the claim by SportsTicker is without merit and intends to vigorously defend itself in this action.

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

(6) RECENTLY ISSUED ACCOUNTING STANDARDS:

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(6) RECENTLY ISSUED ACCOUNTING STANDARDS:—(Continued)

adoption permitted. The provisions of this consensus are not expected to have a significant effect on the Company’s financial position or operating results.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 is effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 is effective for interim periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations as there were no VIEs identified which required consolidation. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. The Company is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this statement is not expected to have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments within the scope of SFAS 150 will now be required to be classified as a liability. This statement also requires enhanced disclosures regarding alternative methods of settling the instruments and the capital structure of entities. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have an impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company’s products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company’s Securities and Exchange Commission filings, including those discussed under the caption “Risk Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Recent Developments

On June 23, 2003 the Company announced the sale of its VegasInsider.com subsidiary to Sports Information, Ltd., a United Kingdom company. The Company had previously announced in February 2003 its intention to dispose of its gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants.

On July 17, 2003 the Company announced it had expanded its agreement with the National Football League regarding fantasy football products on NFL.com. The Company’s league management product and its basic single game will be accessible to users both on CBS SportsLine.com and NFL.com. As a part of the expanded relationship, the parties will share certain subscription revenues from the sale of fantasy products from both NFL.com and CBS SportsLine.com.

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

Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the Company’s analysis indicates a possible impairment exists based on undiscounted future cash flows, it is required to then measure impairment based on the estimated fair value of the assets determined either by third party appraisal or projected discounted future cash flows.

•	Effective January 1, 2002, the Company is required at least annually to test for impairment of goodwill. Management believes its estimates and judgments have been reasonable in determining whether the Company’s goodwill has been impaired. If, however, there were a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize an impairment charge.

•	Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to use the intrinsic value based method. The Company grants its employees stock options with an exercise price equal to market price; therefore, no compensation expense is recorded.

•	Advertising and marketing services revenue encompasses advertising and sponsorship sales as well as the Company’s revenue from its direct marketing services and promotion of e-commerce Web sites such as mvp.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on the Company’s Web sites as well as the sale of advertising on Web sites operated by the Company. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include a guarantee of a minimum number of “impressions”, or times that an advertisement is viewed by users of the Company’s Web sites.

Results of Operations

Revenue

Total revenue for the three months ended June 30, 2003 was $8,844,000 compared to $8,892,000 for the three months ended June 30, 2002. Total revenue for the six months ended June 30, 2003 was $20,854,000 compared to $22,290,000 for the six months ended June 30, 2002. Advertising and marketing services revenue for the three months ended June 30, 2003 was $7,527,000 compared to $7,719,000 for the three months ended June 30, 2002. Advertising and marketing services revenue for the six months ended June 30, 2003 was $18,795,000 compared to $20,640,000 for the six months ended June 30, 2002. Advertising and marketing services revenue for the three months ended June 30, 2003 and 2002 represented 85% and 87%, respectively, of total revenue. Advertising and marketing services revenue for the six months ended June 30, 2003 and 2002 represented 90% and 93%, respectively, of total revenue. The decrease in advertising and marketing services revenue was primarily due to a decrease in barter advertising revenue, resulting from management’s decision to limit barter transactions. While the Company may enter into barter arrangements from time to time, the Company does not expect to recognize barter advertising revenue, nor the offsetting marketing expense, in future periods. Excluding barter revenue from the prior year, advertising and marketing services revenue increased 22% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was mainly due to the NCAA men’s basketball tournament dates extending further into April as compared to 2002, resulting in more related advertising revenue being recorded during the three months ended June 30, 2003 than in the same period of the prior year. Also contributing to the increase was higher advertising revenue associated with the PGATOUR.com.

Subscription and premium products revenue increased by $144,000 and $409,000 in the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase in subscription and premium products revenue was due to an increase in fantasy revenue generated from baseball, basketball and hockey compared to the previous year and additional revenue from the creation of games and contests for America Online (“AOL”). This increase was partially offset by a decrease in revenue received from the loyalty program “SportsLine Rewards.” This program was discontinued as of April 3, 2003 and will no longer generate revenue in future periods.

As of June 30, 2003, the Company had deferred revenue of $4,194,000 relating to cash and receivables for which services had not yet been provided, including $1,195,000 relating to paid fantasy baseball products (which will be recorded as revenue in the September quarter of 2003) and $2,762,000 relating to paid fantasy football products (which will be recorded as revenue in the September and December quarters of 2003).

Cost of Revenue

Cost of revenue for the three months ended June 30, 2003 and 2002 was $4,862,000 and $4,744,000, respectively. Cost of revenue for the six months ended June 30, 2003 and 2002 was $8,647,000 and $9,122,000, respectively. Cost of revenue increased by $118,000 in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in cost of revenue for the three months ended June 30, 2003 as compared to last year was mainly due to the additional revenue share generated from the NCAA Division I Men’s Basketball Championship. This was offset by lower merchandise cost of goods sold due to the agreement entered into in 2002 with GSI Commerce, Inc. (“GSI”) under which GSI was named the exclusive operator of the Company’s online store, marketed under the MVP.com brand name. Previously, the Company had been operating certain parts of the online store itself, and accordingly, certain merchandise and other costs were incurred during the three and six months ended June 30, 2002 that became the responsibility of GSI during the latter half of 2002. Additionally, telecommunications expenses related to the support and delivery of the Company’s services decreased due to lower negotiated rates charged by carriers. Cost of revenue decreased for the six months ended June 30, 2003 as compared to the same period in 2002 due to lower merchandise costs, telecommunications expenses and revenue share associated with the NFL agreement offset by increases in revenue share expense generated by the NCAA tournament. As a percentage of revenue, cost of revenue increased to 55% for the three months ended June 30, 2003 from 53% for the three months ended June 30, 2002. As a percentage of revenue, cost of revenue remained the same at 41% for the six months ended June 30, 2003 and June 30, 2002.

Operating Expenses

Amortization of equity issued to Viacom for promotion. Amortization of equity issued to Viacom for promotion expense consists of the amortization expense primarily for the Company’s agreement with CBS, a subsidiary of Viacom, and, to a lesser extent, the Company’s agreement with Westwood One, pursuant to which the Company issued equity instruments in exchange for advertising and promotion. For the three months ended June 30, 2003 and 2002, amortization of equity issued to Viacom for promotion was $5,572,000 and $6,322,000, respectively. For the six months ended June 30, 2003 and 2002, amortization of equity issued to Viacom for promotion was $11,143,000 and $12,643,000, respectively. The decrease in the three and six months ended June 30, 2003 compared to the same period in 2002 is due to the extension of the agreement with Westwood One in 2002, that did not require the issuance of additional equity or other financial consideration. As a percentage of revenue, amortization of equity issued to Viacom for promotion decreased to 63% for the three months ended June 30, 2003 from 71% for the three months ended June 30, 2002 and decreased to 53% for the six months ended June 30, 2003 from 57% for the six months ended June 30, 2002.

Sales and Marketing—Other. For the three months ended June 30, 2003 and 2002, sales and marketing—other expense was $4,813,000 and $6,454,000, respectively. Sales and marketing – other expense for the six months ended June 30, 2003 and 2002 was $10,294,000 and $14,456,000, respectively. The decrease in sales and marketing—other expense was primarily due to the lack of barter expense resulting from the Company’s not recording any barter revenue during the three and six months ended June 30, 2003. Additionally the discontinuation of the loyalty program contributed to the decrease in expense. Barter transactions accounted for 0% and approximately 26% of sales and marketing expense for the three months ended June 30, 2003 and 2002, respectively. Barter transactions accounted for 0% and approximately 29% of sales and marketing – other expense for the six months ended June 30, 2003 and 2002, respectively. As a percentage of revenue, sales and marketing—other expense decreased to 54% for the three months ended June 30, 2003 from 73% for the three months ended June 30, 2002. As a percentage of revenue, sales and marketing—other expense decreased to 49% for the six months ended June 30, 2003 from 65% for the six months ended June 30, 2002.

General and Administrative. General and administrative expense for the three months ended June 30, 2003 and 2002 was $4,715,000 and $5,587,000, respectively. For the six months ended June 30, 2003 and 2002 general and administrative expense was $9,690,000 and $11,724,000, respectively. The decrease in general and administrative expense in the three and six months ended June 30, 2003 was primarily attributable to reduced payroll expense as a result of the Company’s cost restructuring program and reduced bad debt expense due to the recovery of a previously written off account. As a percentage of revenue, general and administrative expense decreased to 53% for the three months ended June 30, 2003 from 63% for the three months ended June 30, 2002. As a percentage of revenue, general and administrative expense decreased to 46% for the six months ended June 30, 2003 from 53% for the six months ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense was $1,186,000 and $2,105,000 for the three months ended June 30, 2003 and 2002, respectively. Depreciation and amortization expense was $2,567,000 and $4,460,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in depreciation and amortization expense for the three and six months ended June 30, 2003 compared to 2002 was due primarily to the expiration of certain consulting agreements and the full amortization of the related equity issuances. Software and equipment depreciation was lower in the three and six months ended June 30, 2003 due to fewer recent purchases and equipment becoming fully depreciated.

Restructuring Charge. The Company recognized a non-recurring charge related to severance pay and termination of leases of $1,398,000 for both the three and six months ended June 30, 2002. The restructuring charge was related to the integration of the Company’s fantasy sports operations staff into its other operations and technology departments and the elimination of redundant positions.

Interest Expense. Interest expense was $237,000 for the three months ended June 30, 2003 compared to $227,000 for the three months ended June 30, 2002. Interest expense was $483,000 for the six months ended June 30, 2003 compared to $455,000 for the six months ended June 30, 2002. Interest expense is primarily related to the Convertible Subordinated Notes.

Interest and Other Income, Net. Interest and other income, net for the three months ended June 30, 2003 was $135,000 compared to $185,000 for the three months ended June 30, 2002. Interest and other income, net for the six months ended June 30, 2003 was $252,000 compared to $394,000 for the six months ended June 30, 2002. The decrease for both periods was primarily attributable to a lower invested cash balance and lower interest rates.

Discontinued operations. Discontinued operations had a loss of $148,000 for the three months ended June 30, 2003 and income of $1,479,000 for the three months ended June 30, 2002. Discontinued operations had a loss of $194,000 for the six months ended June 30, 2003 and income of $3,011,000 for the six months ended June 30, 2002. The variance relates primarily to a decrease in advertising revenue from discontinued operations while operating expenses remained relatively constant. On February 26, 2003, the Company announced its intention to sell its gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. On June 23, 2003 the Company completed the sale of its VegasInsider.com subsidiary to Sports Information Ltd. a United Kingdom company. The Company expects to dispose of Las Vegas Sports Consultants by the end of 2003.

Liquidity and Capital Resources

As of June 30, 2003, the Company’s primary source of liquidity consisted of $19,932,000 in cash and cash equivalents. As of June 30, 2003, the Company also had $2,625,000 in current marketable securities, which had an average maturity of between three and twelve months, and $8,858,000 in noncurrent marketable securities, which had an average maturity of between twelve and eighteen months. The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. However, the Company expects to continue to incur significant operating losses on a consolidated basis for at least the next twelve months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would likely result in additional dilution to the Company’s shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

As of June 30, 2003, deferred advertising and content costs related to the CBS agreement totaled $8,000,000. These costs represent the value of common stock warrants issued in 1999 in consideration for the extension of the CBS agreement. Accrued liabilities totaled $7,341,000 as of June 30, 2003, a decrease of $1,788,000 from December 31, 2002, primarily due to decreases in accruals for costs related to cash prizes, advertising and marketing research expense and players association fees. Long-term liabilities at June 30, 2003 (excluding the Convertible Subordinated Notes) were $10,422,000 compared to $6,883,000 at June 30, 2002, an increase of $3,539,000, mainly due to the Company’s obligation to CBS pursuant to the amended CBS agreement.

Net cash used in operating activities was $6,136,000 and $9,247,000 for the six months ended June 30, 2003 and 2002, respectively. The principal uses of cash for the six months ended June 30, 2003 was to fund the Company’s net loss of $22,197,000, offset by adjustments to net loss not affecting cash flow of $14,110,000 and by changes in working capital of $1,951,000. The principal uses of cash for the six months ended June 30, 2002 were to fund the Company’s net loss of $28,563,000 and changes in working capital of $83,000, offset by adjustments to net loss not affecting cash flow of $19,399,000. The adjustments to net loss to determine cash flow in both periods include depreciation and amortization, amortization of equity issued to Viacom for promotion, and other non-cash items.

Net cash provided by investing activities was $9,128,000 for the six months ended June 30, 2003 and net cash used in investing activities was $11,264,000 for the six months ended June 30, 2002. Investing activities during the six months ended June 30, 2003 consisted primarily of net sales of marketable securities and the net proceeds from the sale of discontinued operations, offset by purchases of property and equipment. Investing activities during the six months ended June 30, 2002 consisted primarily of net purchases of marketable securities.

Net cash used in financing activities was $443,000 and $103,000 for the six months ended June 30, 2003 and 2002, respectively. The Company repurchased approximately 236,000 shares during the three months ended June 30, 2003 at an average price of $1.14 per share. The Company repurchased approximately 475,000 shares during the six months ended June 30, 2003 at an average price of $1.10 per share. Cumulative shares repurchased under the program through June 30, 2003 were approximately 500,000 at an average price of $1.07 per share.

Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $0.5 to $1.0 million of property and equipment during the remainder of 2003, primarily computer equipment related to the growth of the business. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus are not expected to have a significant effect on the Company’s financial position or operating results.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 is effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 is effective for interim periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations as there were no VIEs identified which required consolidation. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. The Company is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this statement is not expected to have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments within the scope of SFAS 150 will now be required to be classified as a liability. This statement also requires enhanced disclosures regarding alternative methods of settling the instruments and the capital structure of entities. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have an impact on the Company’s financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

(1)	In April 2003, pursuant to the terms of the Company’s agreement with CBS, the Company issued to CBS 5,454,428 shares of its common stock with a value of $5,399,884, in consideration of the rights granted to the Company under the agreement.

(2)	In May 2003, pursuant to the terms of the NFL agreement, the Company issued to NFLE 1,049,869 shares of common stock, with a value equal to $1,333,333, in consideration of the rights granted to the Company under the NFL Agreement.

(3)	In June 2003, in connection with the execution of a services agreement between the Company and RJ Falkner & Company, the Company issued warrants to purchase 26,500 shares of common stock to R. Jerry Falkner and warrants to purchase 13,500 shares of common stock to Richard W. West in partial consideration for services provided pursuant to such agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Meeting of Stockholders on June 26, 2003. There were 43,332,714 shares of Common Stock entitled to vote at the meeting and a total of 37,193,814 shares were represented at the meeting in person or by proxy. Following are descriptions of the matters voted on and the results of such meeting:

Election of Directors
	Total Vote For Each Director	Total Votes Withheld
Gerry Hogan	37,044,799	149,015
Sean McManus	37,043,649	150,165
Michael P. Schulhof	37,163,200	30,614

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August [14], 2003, filed herewith.

(b) Reports on Form 8-K

On April 24, 2003, the Company reported on Form 8-K its financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003

SPORTSLINE.COM, INC. (Registrant)

/s/ Michael Levy Michael Levy President and Chief Executive Officer

/s/ Kenneth W. Sanders Kenneth W. Sanders Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.