Form 10-K/A
period 2002-12-31
SPORTSLINE COM INC
filed 2003-11-19
CIK 945688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (954) 489-4000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $.01 per share)

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of June 28, 2002, the last trading day of the Registrant’s most recently completed second fiscal quarter, was approximately $33,762,686 based on the $1.03 closing price for the Common Stock on The Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of March 24, 2003 was 38,060,986.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) for SportsLine.com, Inc. (“SportsLine” or the “Company”) for the year ended December 31, 2002, is being filed to amend and restate the items described below contained in the Company’s Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (“SEC”) on March 28, 2003.

This Amendment No. 1 makes the following changes for the purposes described:

•	To amend Item 8. Financial Statements and Supplementary Data, to restate the Company’s Consolidated Financial Statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001 primarily to correct an error in the way the Company had previously accounted for certain employee stock option grants and other grants of equity instruments and to make certain other adjustments, as more fully described in Note 2, “Restatement,” to the Company’s Consolidated Financial Statements;

•	To amend Item 6. Selected Financial Data, to take into account the effects of the restatement;

•	To amend Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, to take into account the effects of the restatement; and

•	To amend Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K, to furnish the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Annual Report on Form 10-K on March 28, 2003 and the Company has not updated the disclosures in this report to speak as of a later date (except for Note 14, “Subsequent Events” to the Consolidated Financial Statements with respect to subsequent events through November 14, 2003). All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in SportsLine’s reports and any amendments filed with the Securities and Exchange Commission for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports of Form 10-Q for periods affected by the restatement that ended prior to December 31, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon and should be viewed in the context of this report.

Item 6.	Selected Financial Data.

The following data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K/A. The selected consolidated balance sheet data set forth in the total columns below as of December 31, 2002 and 2001, and the selected consolidated statement of operations data set forth in the total columns below for the three years ended December 31, 2002 have been derived from the Company’s audited consolidated financial statements included elsewhere herein.1 The selected financial data as of and for the years ended December 31, 2002 and 2001 has been restated. For additional information regarding the restatement, please refer to Note 2 to the Consolidated Financial Statements included in Item 8.

	Year Ended December 31,
		(unaudited)	(unaudited)		(unaudited)	(unaudited)		(unaudited)	(unaudited)
	Total 2002	U.S. 2001	Sports.com 2001	Total 2001	U.S. 2000	Sports.com 2000	Total 2000	U.S. 1999	Sports.com 1999	Total 1999	Total 1998
	(As Restated see Note 2)
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue	$62,635	$59,276	$4,484	$63,760	$87,458	$8,429	$95,887	$58,284	$1,994	$60,278	$30,551
Cost of revenue	24,120	23,981	8,902	32,883	28,070	12,931	41,001	31,536	2,542	34,078	17,231

Gross profit (loss)	38,515	35,295	(4,418)	30,877	59,388	(4,502)	54,886	26,748	(548)	26,200	13,320
Operating expenses:
Product development	2,132	1,854	—	1,854	1,791	—	1,791	1,587	—	1,587	1,313
Sales and marketing:
Amortization of equity issued to Viacom for promotion	24,036	20,288	—	20,288	20,288	—	20,288	15,347	—	15,347	11,517
Other	24,674	35,751	6,199	41,950	37,224	13,719	50,943	34,463	1,989	36,452	20,481
General and administrative	23,428	29,552	6,222	35,774	26,726	10,365	37,091	17,306	2,757	20,063	13,159
Depreciation and amortization	11,106	26,155	1,664	27,819	19,257	2,341	21,598	9,462	997	10,459	5,587
Restructuring charge	2,499	985	—	985	—	—	—	—	—	—	—
Write-down of goodwill	2,650	21,600	—	21,600	—	—	—	—	—	—	—
Other non-recurring charge for settlement of litigation	—	—	—	—	—	—	—	—	—	—	1,100

Total operating expenses	90,525	136,185	14,085	150,270	105,286	26,425	131,711	78,165	5,743	83,908	53,157

Loss from operations	(52,010)	(100,890)	(18,503)	(119,393)	(45,898)	(30,927)	(76,825)	(51,417)	(6,291)	(57,708)	(39,837)
Interest expense	(929)	(1,064)	(9)	(1,073)	(1,081)	(3)	(1,084)	(4,392)	—	(4,392)	(118)
Interest and other income, net	891	3,108	371	3,479	10,142	2,772	12,914	8,783	193	8,976	4,446
Loss on equity investments	—	(28)	—	(28)	(127,653)	—	(127,653)	—	—	—	—
Gain on termination of advertising agreements	—	2,051	—	2,051	78,766	—	78,766	—	—	—	—
Gain on sale of e-commerce subsidiaries	—	—	—	—	7,814	—	7,814	—	—	—	—
Gain on extinguishment of debt	—	2,404	—	2,404	—	—	—	36,027	—	36,027	—
Effect of deconsolidation of Sports.com	—	41,739	—	41,739	—	—	—	—	—	—	—

Loss before tax benefit	(52,048)	(52,680)	(18,141)	(70,821)	(77,910)	(28,158)	(106,068)	(10,999)	(6,098)	(17,097)	(35,509)
Tax benefit	720	—	—	—	—	—	—	—	—	—	—

Net loss	$(51,328)	$(52,680)	$(18,141)	$(70,821)	$(77,910)	$(28,158)	$(106,068)	$(10,999)	$(6,098)	$(17,097)	$(35,509)

Loss per share—basic and diluted	$(1.45)			$(2.65)			$(4.04)			$(0.74)	$(1.94)

Weighted average common and common equivalent shares outstanding—basic and diluted	35,420,696			26,719,463			26,245,946			23,018,224	18,305,927

	December 31,
	2002	2001	2000	1999	1998
	(As Restated, see Note 2)
	(in thousands)
Balance Sheet Data:
Cash and marketable securities, including noncurrent securities	$37,625	$46,035	$125,765	$120,973	$85,242
Working capital	18,405	43,280	127,119	97,229	64,509
Total assets	92,123	113,319	258,171	271,461	137,655
Long-term obligations, net of current maturities	23,561	20,546	19,608	19,608	207
Total shareholders’ equity	54,170	79,356	139,097	224,656	118,963

1 Results of Sports.com are consolidated from August 1999 through July 2001 only. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Consolidated Financial Statements as of and for the years ended December 31, 2002 and 2001 and the notes thereto included in this Amendment No. 1 have been restated. For additional information regarding the restatement, please refer to Note 2 to the Consolidated Financial Statements included in Item 8. All applicable financial information presented in this Item 7 has been restated to take into account the effects of the restatements described in Note 2 to the Consolidated Financial Statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth under “Risk Factors that May Affect Future Results,” below and elsewhere in this Report. The following discussion also should be read in conjunction with the information set forth in “Item 6. Selected Financial Data” and the Company’s Consolidated Financial Statements and Notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

Overview

Commencing in 2002, the Company is categorizing its revenue streams into two types: advertising and marketing services revenue and subscription and premium products revenue. Prior to 2002, the Company also derived revenue from content licensing and international revenue. Advertising and marketing services revenue, subscription and premium products revenue, content licensing revenue and international revenue constituted approximately 77%, 23%, 0% and 0%, respectively, of the Company’s total revenue in 2002; 80%, 8%, 5% and 7%, respectively, of the Company’s total revenue in 2001; and 76%, 6%, 9% and 9%, respectively, of the Company’s total revenue in 2000.

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

The Company acquired Daedalus World Wide Corporation (“DWWC”) in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880,000, which was being amortized over an estimated life of seven years. In the fourth quarter of 2000, a $12,000,000 liability (included in accounts payable at December 31, 2000) was recorded pursuant to the purchase agreement, which provided for additional consideration contingent upon the acquired company meeting certain performance thresholds. During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of $6,000,000 of the liability and during the fourth quarter of 2001, 2,195,968 shares of common stock were issued in satisfaction of the remaining $6,000,000 liability. In addition, the Company recognized a goodwill write-down during the year ended December 31, 2001 of $17,000,000 related to the reduced estimate of the value of its investment in DWWC. The Company’s assessment of its goodwill investment was based on historical operations, future cash flows and the market values of similar entities. See Note 5 of Notes to Consolidated Financial Statements. The Company performed the annual impairment test required under Statement of Financial Accounting Standard (“SFAS”) No. 142 to test impairment as of October 1, 2002. As a result, the Company found no impairment of its goodwill. At December 31, 2002, the Company had goodwill of $16,194,000 recorded for DWWC.

In April 2000, the Company, through its wholly owned subsidiary VegasInsider.com, Inc., purchased the assets of the DBC Sports division (“DBC Sports”) of Data Broadcasting Corporation (“DBC”), including LVSC, in exchange for 277,152 shares of the Company’s common stock (the “Consideration Shares”). Pursuant to the terms of the purchase agreement, the Company guaranteed that the Consideration Shares would have a value equal to or greater than $12.5 million on March 31, 2001 (the “Guaranteed Proceeds”). On April 6, 2001, due to the decline in the trading price of the Company’s common stock, the Company fulfilled its obligation to DBC by purchasing the Consideration Shares for $12.5 million. The Consideration Shares were cancelled and retired in April 2001. The Company recorded a goodwill write-down of $4,600,000 in 2001 to reflect a reduction in the estimated value of its investment in DBC Sports. The assessment of goodwill was based on historical operating results, future cash flows and the market values of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company recorded a goodwill write-down of $2,650,000 to adjust the value of its investment in DBC Sports to its estimated fair value. At December 31, 2002, the Company had goodwill of $2,017,000 recorded for DBC Sports. See Note 5 of Notes to Consolidated Financial Statements.

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

Results of Operations

Revenue

Total revenue for the year ended December 31, 2002 was $62,635,000 compared to $63,760,000 for the year ended December 31, 2001 and $95,887,000 for the year ended December 31, 2000. Advertising and marketing services revenue decreased to $48,386,000 in 2002 compared to $52,813,000 in 2001 and $77,666,000 in 2000. Advertising and marketing services revenue for 2002, 2001 and 2000 accounted for approximately 77%, 83% and 81%, respectively, of total revenue. Advertising and marketing services decreased in 2002 from 2001 primarily due to management’s decision to limit barter revenue, which caused barter revenue to decrease in 2002 to 11% of advertising and marketing services revenue from 17% in 2001. Excluding barter and international revenue from both years, advertising and marketing services revenue increased, mainly due to increased revenue derived from the NFL as a result of the agreement being in effect for a full year in 2002. Advertising and marketing services revenue decreased in 2001 from 2000 due to lower advertising revenue relating to the termination of the Company’s agreements with MVP.com, Inc. (“MVP”) and Internet Sports Network, Inc. (“ISN”), which accounted for $27,655,000 of advertising revenue during 2000 in the aggregate, and the result of a general slowdown in the domestic advertising market. In addition, following the events of September 11, 2001, advertising revenue was lower than expected because of cancellations and postponement of certain sporting events such as the second week of college and pro football games and the Ryder Cup.

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

As of December 31, 2002 and 2001, the Company had deferred revenue of $2,052,000 and $2,855,000, respectively relating to cash and receivables for which services had not yet been provided.

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

Cost of revenue was $24,120,000 in 2002 compared to $32,883,000 and $41,001,000 in 2001 and 2000, respectively. The decrease in cost of revenue in 2002 from 2001 is primarily due to the deconsolidation of Sports.com on July 17, 2001. Sports.com accounted for 27% of cost of revenue in 2001. Costs related to revenue sharing increased in 2002 from 2001, primarily due to increased expenses related to increased fantasy football revenue. Total revenue sharing expense was $10,306,000, $7,395,000 $13,608,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Revenue sharing expense represented 16% of total revenue in 2002, 12% of total revenue in 2001, and 14% of total revenue in the year 2000. These increased costs were offset by reductions in telecommunications expenses and payroll. The decrease in cost of revenue from 2000 to 2001 was primarily due to decreased revenue sharing expense to CBS because of lower advertising revenue, elimination of revenue sharing expense to Major League Baseball and lower costs associated with the Company’s cost restructuring program initiated in the second quarter of 2001. Also contributing to the decrease in 2001 was the deconsolidation of Sports.com in the third quarter of 2001. As a percentage of revenue, cost of revenue decreased to 39% in 2002 compared to 52% in 2001 and 43% in 2000.

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

Sales and Marketing—Amortization of Equity Issued to Viacom for Promotion. Amortization of equity issued to Viacom for promotion consists of the amortization expense for the Company’s agreements with two Viacom-related entities pursuant to which the Company issued equity instruments in exchange for advertising and promotion.

Pursuant to the Company’s promotion and licensing agreement with CBS, the Company issued shares of common stock and warrants to purchase shares of common stock and expensed $22,286,000 in 2002 compared to $17,288,000 in both 2001 and 2000. Additionally, the Company expensed $1,750,000 in 2002 and $3,000,000 in both 2001 and 2000 related to shares of common stock issued to Westwood One, Inc. in exchange for promotion and programming. These expenses were classified as depreciation and amortization expense in prior periods; 2001 and 2000 amounts have been reclassified in the accompanying consolidated financial statements to conform to current-year presentation as sales and marketing expense. As a percentage of revenue, amortization of equity issued to Viacom for promotion was 38% for the year ended December 31, 2002 compared to 32% in 2001 and 21% in 2000. The Company will not recognize amortization expense related to the Westwood One, Inc. agreement in future periods due to the expiration of the Company’s agreement with Westwood One on August 1, 2002. At that time, the Company entered into a new agreement with Westwood One that does not require the issuance of additional equity or any other financial consideration.

Sales and Marketing—Other. Sales and marketing—other expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses, research expenses and rights payment expenses related to the Company’s agreement with the NFL.

Sales and marketing expense—other was $24,674,000 in 2002 compared to $41,950,000 and $50,943,000 in 2001 and 2000, respectively. The decrease in sales and marketing—other expense from 2001 to 2002 was due to the deconsolidation of Sports.com along with decreased advertising and payroll as a result of the Company’s cost restructuring programs. Also, the Company’s decision to limit barter advertising contributed to the decrease in 2002. Barter transactions accounted for approximately 21% of sales and marketing—other expense for 2002, 30% for 2001 and 30% for 2000. The decrease in sales and marketing—other expense from 2000 to 2001 was primarily due to the decreased Web site and television advertising spending and the replacement of the Company’s agreement with AOL at a lower cost, offset by increases in radio and outdoor advertising expense. Additionally, payroll expenses decreased in 2001 because of the Company’s cost restructuring program. Also contributing to lower sales and marketing expense—other in 2001 was the deconsolidation of Sports.com in the third quarter of 2001. As a percentage of revenue, sales and marketing – other expense decreased to 39% in 2002 compared to 66% in 2001 and 53% in 2000. Included in sales and marketing—other expense are cash payments made to CBS and certain affiliates of CBS, of $367,000, $2,227,000 and $1,408,000 in 2002, 2001 and 2000, respectively, for television, radio and outdoor advertising during those periods.

General and Administrative. General and administrative expense consists of salary and related costs for executive, finance and accounting, technical and customer support, human resources and administrative functions, as well as rent and occupancy expenses and professional service fees.

General and administrative expense was $23,428,000 in 2002 compared to $35,774,000 and $37,091,000 in 2001 and 2000, respectively. The decrease in general and administrative expense from 2001 to 2002 was mainly due to the deconsolidation of Sports.com, which accounted for 20% of general and administrative expense in 2001, and decreases in payroll and consulting expenses due to the Company’s cost restructuring program. The decrease in general and administrative expense in 2001 from 2000 was primarily attributable to the deconsolidation of Sports.com in the third quarter of 2001, the Company’ cost restructuring program and to a lesser extent reduced bad debt expense related to lower advertising billings. As a percentage of revenue, general and administrative expense decreased to 37% in 2002 compared to 56% in 2001 and 39% in 2000.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment, amortization of costs associated with consulting agreements and amortization of licensing rights and intangible assets. Depreciation and amortization expense was $11,106,000 in 2002 compared to $27,819,000 and $21,598,000 in 2001 and 2000, respectively. The decrease in depreciation and amortization expense in 2002 compared to 2001 was due primarily to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002. Goodwill is no longer subject to amortization, but instead will be reviewed for impairment and, if deemed necessary, written down and charged to results of operations. Goodwill amortization was $7,841,000 and $6,762,000 for the years ended December 31, 2001 and 2000, respectively. Also depreciation and amortization expense related to fixed assets decreased due to decreased purchases in 2002 compared to 2001 combined with certain equipment becoming fully depreciated. The increase in depreciation and amortization in 2001 compared to 2000 was due to the amortization of the intangible assets acquired from MVP in January 2001 and the goodwill recorded in connection with the acquisition of DBC Sports in April 2000.

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

Write-down of Goodwill. For the years ended December 31, 2002 and 2001 the Company recorded charges totaling $2,650,000 and $21,600,000, respectively, to reflect the reduction in the estimated value of its investment in DWWC and DBC Sports. The write-down of goodwill related to DBC Sports was $2,650,000 in 2002 and $4,600,000 in 2001. The write-down of goodwill related to DWWC was $0 in 2002 and $17,000,000 in 2001. The assessment of goodwill in 2001 was based on historical operating results, estimated future cash flows, and the estimated market values of similar entities. As of October 1, 2002, the Company performed the annual impairment test required under SFAS No. 142 to test impairment.

Restructuring Charge. For the years ended December 31, 2002 and 2001 the Company recognized restructuring charges of $2,499,000 and $985,000, respectively, related to severance payments and the termination of leases. See Note 3 of Notes to Consolidated Financial Statements.

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

Income Taxes. No provision for Federal and state income taxes has been recorded as the Company incurred net operating losses for each period presented. As of December 31, 2002, the Company had approximately $185,000,000 of net operating loss carryforwards for Federal income tax purposes, expiring beginning in 2009, available to offset future taxable income. Additionally, the Company had approximately $93,000,000 of capital loss carryforwards. SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred income tax assets to zero. See Note 11 of Notes to Consolidated Financial Statements.

In 2002, the Company recorded a tax benefit of $720,000 due to a refund of alternative minimum taxes paid in 2001.

Quarterly Results of Operations (unaudited)

The tables below set forth the quarterly operating results for 2002 and 2001. This information is unaudited, and in the opinion of the Company reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with United States generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	2002
	Quarter Ended
	(As Restated, see Note 2) (in thousands, except for share and per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenue	$16,191	$11,029	$15,526	$19,889
Cost of revenue	4,956	5,230	6,669	7,266

Gross profit	11,235	5,799	8,857	12,623

Operating expenses:
Product development	621	551	500	460
Sales and marketing:
Amortization of equity issued to Viacom for promotion	6,321	6,322	5,821	5,572
Other	7,588	6,030	5,474	5,581
General and administrative	6,605	5,816	5,836	5,171
Depreciation and amortization	2,928	2,679	3,082	2,417
Write-down of goodwill	—	—	—	2,650
Restructuring charges	—	1,398	1,101	—

Total operating expenses	24,063	22,796	21,814	21,851

Loss from operations	(12,828)	(16,997)	(12,957)	(9,228)
Interest expense	(227)	(227)	(228)	(246)
Interest and other income, net	210	185	176	319

Loss before tax benefit	(12,845)	(17,039)	(13,009)	(9,155)
Tax benefit	—	—	720	—

Net loss	$(12,845)	$(17,039)	$(12,289)	$(9,155)

Net loss per share—basic	$(0.38)	$(0.50)	$(0.34)	$(0.25)

Weighted average common and common equivalent shares outstanding
Basic	34,192,103	34,149,729	36,028,554	37,024,527

	2001
	Quarter Ended
	(As Restated, see Note 2) (in thousands, except for share and per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenue	$22,298	$13,132	$13,601	$14,729
Cost of revenue	11,335	8,206	7,281	6,062

Gross profit	10,963	4,926	6,320	8,667

Operating expenses:
Product development	521	462	468	403
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,072	5,072	5,072	5,072
Other	14,575	10,962	9,289	7,124
General and administrative	13,373	9,501	7,050	5,849
Depreciation and amortization	6,642	6,766	6,224	8,187
Write-down of goodwill	—	—	17,000	4,600
Restructuring charges	—	985	—	—

Total operating expenses	40,183	33,748	45,103	31,235

Loss from operations	(29,220)	(28,822)	(38,783)	(22,568)
Interest expense	(276)	(268)	(267)	(262)
Interest and other income, net	1,617	918	584	332
Gain on termination of agreements	—	—	—	2,051
Gain on extinguishment of debt	—	—	—	2,404
Effect of deconsolidation of Sports.com	—	—	41,739	—

Net income (loss)	$(27,879)	$(28,172)	$3,273	$(18,043)

Net income (loss) per share—basic	$(1.04)	$(1.04)	$0.12	$(0.66)

Net income (loss) per share—diluted	$(1.04)	$(1.04)	$0.12	$(0.66)

Weighted average common and common equivalent Shares outstanding
Basic	26,821,619	27,103,878	28,367,690	27,476,011

Diluted	26,821,619	27,103,878	28,383,024	27,476,011

Liquidity and Capital Resources

As of December 31, 2002, the Company’s primary source of liquidity consisted of $17,383,000 in cash and cash equivalents. As of December 31, 2002, the Company also had $3,866,000 in current marketable securities, which mature at various dates from January 2003 to March 2003, and $16,376,000 in non-current marketable securities, which have an average maturity of between twelve and eighteen months. The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next 12 months. However, the Company expects to continue to incur significant operating losses for at least the next 12 months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities will result in additional dilution to the Company’s stockholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

As of December 31, 2002, deferred advertising and content costs related to the CBS Agreement totaled $9,143,000. These costs represent the value of the common stock warrants issued at the time of the renewal in exchange for the CBS Agreement extension. Accrued liabilities totaled $9,216,000 as of December 31, 2002, an increase of $1,017,000 from December 31, 2001, primarily due to increases in accruals for cost of revenue sharing and payroll charges. Long-term liabilities, excluding the outstanding balance of the Convertible Subordinated Notes, at December 31, 2002 were $6,883,000 compared to $3,868,000 in 2001, an increase of $3,015,000, mainly due to the increase in the accrual related to the NFL agreement.

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

Net cash used in investing activities was $5,390,000 in 2002 and $5,995,000 in 2000, and net cash provided by investing activities was $21,934,000 in 2001. Investing activities in 2002 consisted primarily of net purchases of marketable securities and to a lesser extent purchases of property and equipment. Investing activities in 2001 consisted primarily of net proceeds from maturity of marketable securities offset by purchases of property and equipment and intangible assets and the Company’s investment in Sports.com. The principal uses in 2000 were for purchases of property and equipment offset by net proceeds from the maturity of marketable securities.

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

The following contractual obligations and commercial commitments are payable during the periods stated:

	Years Ending December 31,
	(In thousands)
Type of obligation	Total	2003		2004		2005	2006	2007	Thereafter
Long-term debt	$16,678	$—		$—		$—	$16,678	$—	$—
Operating leases	11,363	2,128		1,522		1,355	1,403	1,459	3,496
Other long-term obligations	31,286	12,896	(1)	9,355	(2)	7,105	1,930	—	—

Total obligations	$59,327	$15,024		$10,877		$8,460	$20,011	$1,459	$3,496

(1)	$2,333 of which is payable in stock at prevailing market prices in lieu of cash at the Company’s option.
(2)	$2,666 of which is payable in stock at prevailing market prices in lieu of cash at the Company’s option.

The Company has entered into an agreement with a third-party vendor to purchase approximately $1,000,000 worth of computer hardware over a three-year period. This purchase is part of the Company’s plan to continue to invest in equipment related to the expected growth of the business. To date, the Company has purchased $720,000 of equipment under the agreement. In addition, the Company anticipates purchasing approximately $1,000,000 of additional property and equipment during 2003. These capital expenditures will primarily be computer equipment related to the growth of the business. Additionally, the Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

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

The Company has a strategic alliance with CBS. As of March 28, 2003, CBS and its affiliates beneficially owned approximately 32% of SportsLine’s outstanding common stock and pursuant to the terms of the CBS Agreement, as amended in March 2003, SportsLine will issue additional shares of common stock to CBS on April 1, 2003 which will bring their ownership interest to approximately 39.9% of the Company’s outstanding stock. See “Business—Strategic Relationships—CBS,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments.”

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123 “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock—based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated in the Company’s consolidated financial statements and notes thereto.

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

We have incurred significant losses since we began doing business and it is possible that we may never generate sufficient revenue to meet our expenses or achieve or maintain profitability. We incurred net losses of $35.5 million during 1998, $17.1 million during 1999, $106.1 million during 2000, $70.8 million during 2001 and $51.3 million during 2002. As of December 31, 2002, we had an accumulated deficit of $337.7 million. We expect to continue to incur operating losses for at least the next twelve months.

Since inception, we have incurred substantial costs to develop and enhance our technology, to create, introduce and enhance our service offerings, to acquire and develop content, to build traffic on our Web sites, to acquire members, to establish marketing relationships and to build an administrative organization and we intend to continue these efforts. We have entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, including, among others, the NFL, the PGA TOUR and AOL, which agreements provide for consideration in various forms, including issuance of shares of our common stock and/or warrants to purchase shares of our common stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms ranging from one to ten years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 2002, the minimum guaranteed payments we were required to make under such agreements totaled $31,286,000, of which $5,000,000 is payable in stock at prevailing market prices in lieu of cash at the Company’s option. See “—Liquidity and Capital Resources.” Also, we recorded non-cash expense of approximately $22,000,000 and $17,000,000 in each of the years ended December 31, 2002 and 2001, related to our agreement with CBS and will record an additional $89,000,000 of non-cash expense over the remaining term of our agreement with CBS.

We may need additional capital and the future funding of these capital needs is uncertain.

As of December 31, 2002, our primary source of liquidity consisted of $17,383,000 in cash and cash equivalents, $3,866,000 in current marketable securities, which mature at various dates from January 2003 to March 2003, and $16,376,000 of long-term marketable securities with average maturity dates between twelve and eighteen months. We believe that our current cash and marketable securities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we expect to continue to incur significant operating losses for such period. To the extent we require additional funds to support our operations or the expansion of our business, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities will result in additional dilution to our stockholders and the rights, preferences or privileges of the new security holders may be senior to those of the existing common stockholders. If we are unable to raise additional funds on favorable terms, we may be required to cut our expenditures, which may affect our ability to expand our business, support our operations and generate sustained revenues. There can be no assurance that additional financing, if required, will be available in amounts or on terms acceptable to us or at all.

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

Our consolidated financial statements as of and for the year ended December 31, 2000 included in this Form 10-K/A were audited by Arthur Andersen LLP, which has been found guilty of obstruction of justice and may be the subject of additional litigation.

Arthur Andersen LLP, the independent public accountants that audited our financial statements for the fiscal year ended December 31, 2000, was found guilty by a jury on June 15, 2002 of obstruction of justice in connection with the government’s investigation of Enron Corp. Arthur Andersen ceased practicing before the Securities and Exchange Commission (the “SEC”) effective August 31, 2002. It is possible that events arising out of the indictment may adversely affect the ability of Arthur Andersen to satisfy any claims arising from its provision of auditing and other services to us, including claims that may arise out of Arthur Andersen’s audits of our financial statements. The SEC has said that it will continue accepting financial statements audited or reviewed by Arthur Andersen provided that issuers comply with the applicable rules and orders issued by the SEC in March 2002 for such purpose.

In the future, should we seek to access the public capital markets, SEC’s current rules require the inclusion or incorporation by reference of three years of audited financial statements in any prospectus. These rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen until our audited financial statements for the fiscal year ending December 31, 2003 become available in the first quarter of the 2004. The SEC recently adopted rules exempting certain issuers filing Securities Act registration statements containing financial statements audited by Arthur Andersen from having to comply with rules that would also require such issuers to present manually signed reissued accountants’ reports and written consents issued by Arthur Andersen. Although we believe that we currently meet the requirements for such exemptions, if the SEC ceases accepting financial statements audited by Arthur Andersen pursuant to such exemptions, it is possible that our financial statements for the year ended December 31, 2000 audited by Arthur Andersen might not satisfy the SEC’s requirements. If this occurs, we would not be able to access the public capital markets unless Ernst & Young LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by those circumstances could have a material adverse effect on our business, financial condition or results of operation.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

SportsLine.com, Inc.

We have audited the accompanying consolidated balance sheets of SportsLine.com, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SportsLine.com, Inc. for the year ended December 31, 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsLine.com, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of SportsLine.com, Inc. for the year ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 3 with respect to 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net loss to adjusted net loss, and the related adjusted loss-per-share amounts. In our opinion, the disclosures for 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

/S/    ERNST & YOUNG LLP

Ft. Lauderdale, Florida

November 14, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K/A. SINCE THIS REPORT WAS ISSUED, THE COMPANY’S FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001 HAVE BEEN RE-AUDITED BY ERNST & YOUNG LLP.

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

Arthur Andersen LLP

Fort Lauderdale, Florida,

January 25, 2002.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2002	2001
	(As Restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,383	$30,017
Marketable securities	3,866	15,713
Accounts receivable, net	8,062	6,385
Due from CBS	1,782	483
Prepaid expenses and other current assets	1,704	4,099

Total current assets	32,797	56,697
DEFERRED ADVERTISING AND CONTENT	9,143	11,428
PROPERTY AND EQUIPMENT, net	7,567	12,069
NONCURRENT MARKETABLE SECURITIES	16,376	305
GOODWILL	18,211	20,861
OTHER ASSETS, net	8,029	11,959

	$92,123	$113,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,617	$1,227
Accrued liabilities	9,216	8,199
Due to CBS	1,507	1,136
Deferred revenue	2,052	2,855

Total current liabilities	14,392	13,417
OTHER LONG TERM LIABILITIES	2,563	2,365
LONG TERM LIABILITIES—NFL	4,320	1,503
CONVERTIBLE SUBORDINATED NOTES	16,678	16,678

Total liabilities	37,953	33,963

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 38,256,024 and 29,218,936 issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	383	292
Additional paid-in capital	399,497	377,411
Accumulated other comprehensive income	23	—
Deferred compensation costs	(8,032)	(11,974)
Accumulated deficit	(337,701)	(286,373)

Total shareholders’ equity	54,170	79,356

	$92,123	$113,319

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
	(As Restated, see Note 2)
REVENUE	$62,635	$63,760	$95,887
COST OF REVENUE	24,120	32,883	41,001

GROSS PROFIT	38,515	30,877	54,886

OPERATING EXPENSES:
Product development	2,132	1,854	1,791
Sales and marketing:
Amortization of equity issued to Viacom for promotion	24,036	20,288	20,288
Other	24,674	41,950	50,943
General and administrative	23,428	35,774	37,091
Depreciation and amortization	11,106	27,819	21,598
Restructuring charge	2,499	985	—
Write-down of goodwill	2,650	21,600	—

Total operating expenses	90,525	150,270	131,711

LOSS FROM OPERATIONS	(52,010)	(119,393)	(76,825)
INTEREST EXPENSE	(929)	(1,073)	(1,084)
INTEREST AND OTHER INCOME, net	891	3,479	12,914
LOSS ON EQUITY INVESTMENTS	—	(28)	(127,653)
GAIN ON TERMINATION OF ADVERTISING AGREEMENTS	—	2,051	78,766
GAIN ON SALE OF E-COMMERCE SUBSIDIARIES	—	—	7,814
GAIN ON EXTINGUISHMENT OF DEBT	—	2,404	—
EFFECT OF DECONSOLIDATION OF SPORTS.COM	—	41,739	—

LOSS BEFORE TAX BENEFIT	(52,048)	(70,821)	(106,068)
TAX BENEFIT	720	—	—

NET LOSS	$(51,328)	$(70,821)	$(106,068)

Loss per share—basic and diluted	$(1.45)	$(2.65)	$(4.04)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING—BASIC AND DILUTED	35,420,696	26,719,463	26,245,946

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(As Restated, see Note 2)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 1999	25,358,788	$254	$333,879	$—	$7	$(109,484)
Exercise of CBS warrants	500,000	5	11,495	—	—	—
Issuance of common stock and options pursuant to acquisition of Subsidiary	305,591	3	15,049	—	—	—
Equity activity of subsidiary	—	—	(5,007)	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	73,883	1	715	—	—	—
Net proceeds from exercise of common stock warrants	57,000	—	365	—	—	—
Issuance of common stock warrants	—	—	1,567	—	—	—
Issuance of common stock from exercise of employee options	190,931	2	1,549	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(106,068)	$(106,068)
Cumulative translation adjustment	—	—	—	—	(5,235)	—	(5,235)

Comprehensive loss							$(111,303)

Balances at December 31, 2000	26,486,193	265	359,612	—	(5,228)	(215,552)
Repurchase of common stock	(2,500,500)	(25)	(5,049)	—	—	—
Issuance of common stock and options pursuant to acquisition of Subsidiary	3,024,344	30	12,103	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	176,460	2	363	—	—	—
Issuance of common stock warrants pursuant to consulting agreement	—	—	386	—	—	—
Repurchase of common stock pursuant to acquisition of subsidiary	(277,152)	(3)	(12,497)	—	—	—
Issuance of restricted shares of common stock to employees	1,909,458	19	5,481	(5,500)	—	—
Issuance of common stock pursuant to National Football League agreement	350,000	3	630	—	—	—
Issuance of common stock warrants pursuant to AOL agreement	—	—	3,410	—	—	—
Issuance of common stock pursuant to consulting agreement	50,000	1	266	—	—	—
Issuance of common stock from exercise of employee options	133	—	1	—	—	—
Issuance of employee stock options net of forfeitures	—	—	12,705	(12,705)	—	—
Amortization of deferred compensation costs	—	—	—	6,231	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(70,821)	$(70,821)
Cumulative translation adjustment	—	—	—	—	5,228	—	5,228

Comprehensive loss							$(65,593)

Balances at December 31, 2001	29,218,936	$292	$377,411	$(11,974)	$—	$(286,373)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(CONTINUED)

(amounts in thousands, except share data)

(As Restated, see Note 2)

(continued on next page)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 2001	29,218,936	$292	$377,411	$(11,974)	$—	$(286,373)
Issuance of common stock pursuant to CBS agreement	6,882,312	69	19,931	—	—	—
Repurchase of common stock	(24,700)	—	(25)	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	123,383	1	105	—	—	—
Repurchase of restricted shares of common stock from employees	(106,398)	(1)	(209)	210	—	—
Issuance of common stock pursuant to AOL agreement	1,945,525	20	1,980	—	—	—
Issuance of common stock pursuant to John Elway agreement	200,000	2	244	—	—	—
Issuance of common stock warrants pursuant to consulting agreement	—	—	7	—	—	—
Issuance of employee options net of forfeitures	—	—	41	(41)	—	—
Issuance of common stock from exercise of employee options	16,966	—	12	—	—	—
Amortization of deferred compensation costs	—	—	—	3,773	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(51,328)	$(51,328)
Unrealized gains on marketable securities	—	—	—	—	23	—	23

Comprehensive loss							$(51,305)

Balances at December 31, 2002	38,256,024	$383	$399,497	$(8,032)	$23	$(337,701)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
	(As Restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,328)	$(70,821)	$(106,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,106	27,819	21,598
Amortization of equity issued to Viacom for promotion	24,036	20,288	20,288
Amortization of equity agreements	961	228	—
Non-cash stock compensation costs	3,722	6,231	—
Write-down of goodwill	2,650	21,600	—
Bad debt and other non-cash expense	466	635	1,986
Minority interest in consolidated subsidiaries	—	—	(2,951)
Loss on equity investments	—	28	127,653
Gain on termination of agreements	—	(2,051)	(78,766)
Gain on sale of e-commerce subsidiaries	—	—	(7,814)
Effect of deconsolidation of Sports.com	—	(41,739)	—
Gain on extinguishment of debt	—	(2,404)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,426)	(1,051)	(3,022)
Prepaid expenses and other current assets	192	1,448	2,808
Accounts payable	649	(168)	1,156
Accrued liabilities	4,698	1,271	5,976
Deferred revenue	(853)	(2,230)	(17,101)

Net cash used in operating activities	(7,127)	(40,916)	(34,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(16,844)	—	—
Sales of available-for-sale securities	2,489	—	—
Purchases of held-to-maturity securities	(9,936)	(305)	—
Proceeds from maturity of held-to-maturity securities	20,081	43,339	10,953
Purchases of property and equipment	(1,389)	(5,734)	(18,808)
Sale (purchase) of licensing rights and intangible assets	155	(6,158)	—
Investment in Sports.com	—	(5,000)	—
Cash effect of Sports.com deconsolidation	—	(3,743)	—
Acquisition of businesses	—	(73)	(11)
Proceeds from sale of investments	—	—	1,871
Net decrease (increase) in restricted cash	54	(392)	—

Net cash provided by (used in) investing activities	(5,390)	21,934	(5,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock of subsidiary	—	—	52,500
Net proceeds from issuance of common stock and exercise of common stock warrants and options	118	366	14,132
Repurchase of common stock pursuant to acquisition of DBC Sports	—	(12,500)	—
Repurchase of restricted shares of common stock	(210)	—	—
Repurchase of common stock	(25)	(5,074)	—
Repurchase of convertible subordinated notes, net of costs	—	(500)	—
Repayment of capital lease obligations	—	(6)	(158)

Net cash provided by (used in) financing activities	(117)	(17,714)	66,474

Effect of exchange rate changes on cash	—	—	(5,477)

Net increase (decrease) in cash and cash equivalents	(12,634)	(36,696)	20,745
CASH AND CASH EQUIVALENTS, beginning of period	30,017	66,713	45,968

CASH AND CASH EQUIVALENTS, end of period	$17,383	$30,017	$66,713

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
	(As Restated, see Note 2)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Sale of e-commerce subsidiaries	$—	$—	$3,579

Investments in businesses	$—	$—	$3,297

Equity activity of subsidiary	$—	$—	$(5,007)

Issuance of common stock pursuant to the CBS agreement	$20,000	$—	$—

Issuance of common stock warrants pursuant to consulting agreement	$—	$386	$—

Issuance of common stock pursuant to the AOL agreement	$2,000	$—	$—

Issuance of common stock pursuant to the NFL agreement	$—	$633	$—

Issuance of common stock pursuant to acquisition of subsidiaries	$—	$12,133	$15,052

Issuance of common stock and common stock warrants pursuant to consulting agreements	$253	$3,677	$1,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$834	$988	$990

Cash paid (refund received) for income taxes	$(720)	$780	$26

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

(2)	RESTATEMENT:

Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, the Company made a determination to restate its previously filed financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001. The restatement is being made primarily to correct an error in the way the Company had previously accounted for employee stock option grants and certain other grants of equity instruments and to make other adjustments set forth below which were identified by the Company’s current auditors during the course of their re-audit of the Company’s 2001 financial statements. The restated transactions which the Company believes are the more significant are described in detail below and have been grouped under headings for convenience only:

Stock Compensation

•	The Company historically has accounted for employee stock options using the intrinsic value method of accounting as outlined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly no compensation expense was recorded for stock option grants pursuant to APB Opinion No. 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. The Company has since determined that it made an error in determining the measurement dates of employee stock option grants, which had an effect on the intrinsic value of such grants. The Company has recorded expense related to those grants of $3,077 and $6,067 in the restated financial statements for the years ended December 31, 2002 and 2001, respectively. These amounts include $1,484 and $317 of expense for the years ended December 31, 2002 and 2001, respectively, for the intrinsic value of employee stock options that were cancelled and replaced with restricted stock in 2001. See Note 10 for further discussion.

Revenue

•	Revenue has been reduced by $770 in the 2001 restated financial statements as a result of certain advertising clients having received credits during 2002 relating to revenue recognized during 2001, certain revenue recognized during 2001 which should have been deferred until 2002, and an amount having been recorded during 2001 as bad debt expense which, due to the nature of the transaction, should have been recorded instead as a reduction in revenue. Revenue has been increased by $570 in the 2002 restated financial statements and general and administrative expense has been reduced by $200 in the 2001 restated financial statements as a result of the foregoing adjustments.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share date)—(Continued)

(2)	RESTATEMENT:—Continued

Expenses

•	The Company’s Black-Scholes valuations of warrants issued to America Online, Inc. (“AOL”) and another third party service provider originally were prepared using incorrect assumptions regarding the life of the warrant and the value of the underlying stock at the date of grant. The net effect of these adjustments caused an additional $3,410 of amortization expense to be recorded in the 2001 restated financial statements relating to the AOL warrant and $174 and $77 of amortization expense to be recorded in the 2001 restated financial statements and the 2002 restated financial statements, respectively, relating to the additional warrant.

•	During 2001, the Company over-accrued for certain tax, insurance, bad debt and cost of revenue expenses and under-accrued for certain tax and other miscellaneous expenses. The net effect of these adjustments was $546, resulting in a decrease in general and administrative expense of $501 and a decrease in cost of revenue of $45 in the 2001 restated financial statements. General and administrative expense and cost of revenue were increased by corresponding amounts in the 2002 restated financial statements.

Weighted Average Shares Outstanding

•	The number of weighted average shares outstanding for the years ended December 31, 2002 and 2001 have been adjusted to exclude shares of restricted stock that had not yet vested and remain subject to forfeiture.

The following consolidated balance sheets, statements of operations, statements of changes in shareholders’ equity and statements of cash flows reconcile the previously reported and restated financial information:

CONSOLIDATED BALANCE SHEETS

	December 31, 2002
	As previously reported	Restatement adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,383	$—	$17,383
Marketable securities	3,866	—	3,866
Accounts receivable, net	8,062	—	8,062
Due from CBS	1,782	—	1,782
Prepaid expenses and other current assets	1,704	—	1,704

Total current assets	32,797		32,797

DEFERRED ADVERTISING AND CONTENT	9,143	—	9,143
PROPERTY AND EQUIPMENT, net	7,567	—	7,567
NONCURRENT MARKETABLE SECURITIES	16,376	—	16,376
GOODWILL	18,211	—	18,211
OTHER ASSETS, NET	7,894	135	8,029

	$91,988	$135	$92,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,617	$—	$1,617
Accrued liabilities	9,216	—	9,216
Due to CBS	1,507	—	1,507
Deferred revenue	2,052	—	2,052

Total current liabilities	14,392	—	14,392

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share date)—(Continued)

(2)	RESTATEMENT:—Continued

	December 31, 2002
	As previously reported	Restatement adjustments	Restated
LONG-TERM LIABILITIES—NFL	4,320	—	4,320
OTHER LONG TERM LIABILITIES	2,563	—	2,563
CONVERTIBLE SUBORDINATED NOTES	16,678	—	16,678

Total liabilities	37,953	—	37,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2002	—	—	—

Common stock, $0.01 par value, 200,000,000 shares authorized, 38,256,024 issued and outstanding as of December 31, 2002	383	—	383
Additional paid-in capital	379,479	20,018	399,497
Accumulated other comprehensive income	23	—	23
Deferred compensation costs	(927)	(7,105)	(8,032)
Accumulated deficit	(324,923)	(12,778)	(337,701)

Total shareholders’ equity	54,035	135	54,170

	$91,988	$135	$92,123

	December 31, 2001
	As previously reported	Restatement adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,322	$(305)	$30,017
Marketable securities	15,713	—	15,713
Accounts receivable, net	6,445	(60)	6,385
Due from CBS	483	—	483
Prepaid expenses and other current assets	3,937	162	4,099

Total current assets	56,900	(203)	56,697

DEFERRED ADVERTISING AND CONTENT	11,428	—	11,428
PROPERTY AND EQUIPMENT, net	12,069	—	12,069
NONCURRENT MARKETABLE SECURITIES	—	305	305
GOODWILL	20,861	—	20,861
OTHER ASSETS	11,706	253	11,959

	$112,964	$355	$113,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$968	$259	$1,227
Accrued liabilities	8,557	(358)	8,199

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share date)—(Continued)

(2)	RESTATEMENT:—Continued

	December 31, 2001
	As previously reported	Restatement adjustments	Restated
Due to CBS	1,136	—	1,136
Deferred revenue	2,640	215	2,855

Total current liabilities	13,301	116	13,417

LONG-TERM LIABILITIES—NFL	1,503	—	1,503
OTHER LONG-TERM LIABILITIES	2,315	50	2,365
CONVERTIBLE SUBORDINATED NOTES	16,678	—	16,678

Total liabilities	33,797	166	33,963

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2001	—	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,218,936 issued and outstanding as of December 31, 2001	292	—	292
Additional paid-in capital	357,434	19,977	377,411
Deferred compensation costs	(1,861)	(10,113)	(11,974)
Accumulated deficit	(276,698)	(9,675)	(286,373)

Total shareholders’ equity	79,167	189	79,356

	$112,964	$355	$113,319

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2002
	As previously reported	Restatement adjustments	Restated
REVENUE	$62,065	$570	$62,635
COST OF REVENUE	23,962	158	24,120

GROSS PROFIT	38,103	412	38,515

OPERATING EXPENSES:
Product development	2,132	—	2,132
Sales and marketing:
Amortization of equity issued to Viacom for promotion	24,036	—	24,036
Other	24,471	203	24,674
General and administrative	20,193	3,235	23,428
Depreciation and amortization	11,029	77	11,106
Restructuring charge	2,499	—	2,499
Write-down of goodwill	2,650	—	2,650

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share date)—(Continued)

(2)	RESTATEMENT:—Continued

	Year Ended December 31, 2002
	As previously reported	Restatement adjustments	Restated
Total operating expenses	87,010	3,515	90,525

LOSS FROM OPERATIONS	(48,907)	(3,103)	(52,010)
INTEREST EXPENSE	(929)	—	(929)
INTEREST AND OTHER INCOME, net	891	—	891

LOSS BEFORE TAX BENEFIT	(48,945)	(3,103)	(52,048)

TAX BENEFIT	720	—	720

NET LOSS	$(48,225)	$(3,103)	$(51,328)

Loss per share—basic and diluted	$(1.30)		$(1.45)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING—BASIC AND DILUTED	37,007,281	(1,586,585)	35,420,696

	Year Ended December 31, 2001
	As previously reported	Restatement adjustments	Restated
REVENUE	$64,530	$(770)	$63,760
COST OF REVENUE	32,672	211	32,883

GROSS PROFIT	31,858	(981)	30,877

OPERATING EXPENSES:
Product development	1,854	—	1,854
Sales and marketing:
Amortization of equity issued to Viacom for promotion	20,288	—	20,288
Other	41,255	695	41,950
General and administrative	31,359	4,415	35,774
Depreciation and amortization	24,235	3,584	27,819
Restructuring charge	985	—	985
Write-down of goodwill	21,600	—	21,600

Total operating expenses	141,576	8,694	150,270

LOSS FROM OPERATIONS	(109,718)	(9,675)	(119,393)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share date)—(Continued)

(2)	RESTATEMENT:—Continued

	Year Ended December 31, 2001
	As previously reported	Restatement adjustments	Restated
INTEREST EXPENSE	(1,073)	—	(1,073)
INTEREST AND OTHER INCOME, net	3,479	—	3,479
LOSS ON EQUITY INVESTMENTS	(28)	—	(28)
GAIN ON TERMINATION OF ADVERTISING AGREEMENTS	2,051	—	2,051
GAIN ON EXTINGUISHMENT OF DEBT	2,404	—	2,404
EFFECT OF DECONSOLIDATION OF SPORTS.COM	41,739	—	41,739

NET LOSS	$(61,146)	$(9,675)	$(70,821)

Loss per share—basic and diluted	$(2.23)		$(2.65)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING—BASIC AND DILUTED	27,446,626	(727,163)	26,719,463

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount
Balances at December 31, 2001, as previously reported	29,218,936	$292	$357,434	$(1,861)	$—	$(276,698)

Restatement adjustments	—	—	19,977	(10,113)	—	(9,675)

Restated Balances at December 31, 2001	29,218,936	$292	$377,411	$(11,974)	$—	$(286,373)

Balances at December 31, 2002, as previously reported	38,256,024	$383	$379,479	$(927)	$23	$(324,923)

Restatement adjustments	—	—	20,018	(7,105)	—	(12,778)

Restated Balances at December 31, 2002	38,256,024	$383	$399,497	$(8,032)	$23	$(337,701)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2)	RESTATEMENT:—Continued

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002
	As previously reported	Restatement adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,225)	$(3,103)	$(51,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,029	77	11,106
Amortization of equity issued to Viacom for promotion	24,036	—	24,036
Amortization of equity agreements	1,633	(672)	961
Non-cash compensation expense	—	3,722	3,722
Write-down of goodwill	2,650	—	2,650
Bad debt and other expense	227	239	466
Changes in operating assets and liabilities
Accounts receivable	(3,072)	(354)	(3,426)
Prepaid expenses and other current assets	192	—	192
Accounts payable	649	—	649
Accrued liabilities	4,341	357	4,698
Deferred revenue	(587)	(266)	(853)

Net cash used in operating activities	(7,127)	—	(7,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(16,844)	—	(16,844)
Sales of available-for-sale securities	2,489	—	2,489
Purchases of held-to-maturity securities	(9,936)	—	(9,936)
Proceeds from maturity of held-to-maturity securities	19,776	305	20,081
Purchases of property and equipment	(1,389)	—	(1,389)
Sale of licensing rights and intangible assets	155	—	155
Net decrease in restricted cash	54	—	54

Net cash provided by (used in) investing activities	(5,695)	305	(5,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	118	—	118
Repurchase of restricted shares of common stock	(210)	—	(210)
Repurchase of common stock	(25)	—	(25)

Net cash used in financing activities	(117)	—	(117)

Net increase (decrease) in cash and cash equivalents	(12,939)	(305)	(12,634)
CASH AND CASH EQUIVALENTS, beginning of period	30,322	(305)	30,017

CASH AND CASH EQUIVALENTS, end of period	$17,383	$—	$17,383

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to the CBS agreement	$20,000	—	$20,000

Issuance of common stock pursuant to the AOL agreement	$2,000	—	$2,000

Issuance of common stock and common stock warrants pursuant to consulting agreements	$253	—	$253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$834	—	$834

Cash paid for (refund received from) income taxes	$(720)	—	$(720)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2)	RESTATEMENT:—Continued

	December 31, 2001
	As previously reported	Restatement adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,146)	$(9,675)	$(70,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,235	3,584	27,819
Amortization of equity issued to Viacom for promotion	20,288	—	20,288
Amortization of equity agreements	228	—	228
Non-cash compensation expense	—	6,231	6,231
Write-down of goodwill	21,600	—	21,600
Bad debt and other expense	1,038	(403)	635
Loss on equity investments	28	—	28
Gain on termination of agreements	(2,051)	—	(2,051)
Effect of deconsolidation of Sports.com	(41,739)	—	(41,739)
Gain on extinguishment of debt	(2,404)	—	(2,404)
Changes in operating assets and liabilities
Accounts receivable	(1,405)	354	(1,051)
Prepaid expenses and other current assets	1,448	—	1,448
Accounts payable	(168)	—	(168)
Accrued liabilities	1,628	(357)	1,271
Deferred revenue	(2,496)	266	(2,230)

Net cash used in operating activities	(40,916)	—	(40,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	—	(305)	(305)
Proceeds from maturity of held-to-maturity securities	43,339	—	43,339
Purchases of property and equipment	(5,734)	—	(5,734)
Sale (purchase) of licensing rights and intangible assets	(6,158)	—	(6,158)
Investment in Sports.com	(5,000)	—	(5,000)
Cash effect of Sports.com deconsolidation	(3,743)	—	(3,743)
Acquisition of businesses	(73)	—	(73)
Net increase in restricted cash	(392)	—	(392)

Net cash provided by (used in) investing activities	22,239	(305)	21,934

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	366	—	366
Repurchase of common stock pursuant to acquisition of DBC Sports	(12,500)	—	(12,500)
Repurchase of common stock	(5,074)	—	(5,074)
Repurchase of convertible subordinated notes, net of costs	(500)	—	(500)
Repayment of capital lease obligations	(6)	—	(6)

Net cash used in financing activities	(17,714)	—	(17,714)

Net decrease in cash and cash equivalents	(36,391)	(305)	(36,696)
CASH AND CASH EQUIVALENTS, beginning of period	66,713	—	66,713

CASH AND CASH EQUIVALENTS, end of period	$30,322	$(305)	$30,017

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2)	RESTATEMENT:—Continued

	December 31, 2001
	As previously reported	Restatement adjustments	Restated
Issuance of common stock pursuant to the NFL agreement	$633	—	$633

Issuance of common stock warrants pursuant to consulting agreement	$—	386	$386

Issuance of common stock pursuant to acquisition of subsidiaries	$12,133	—	$12,133

Issuance of common stock and common stock warrants pursuant to consulting agreements	$267	3,410	$3,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$988	—	$988

Cash paid for income taxes	$780	—	$780

SPORTLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of SportsLine.com and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Advertising and Content Costs

Deferred advertising and content costs relate to unamortized costs of equity instruments issued under the CBS Agreement discussed in Note 9. Such costs are capitalized as the equity instruments are issued. These costs are then charged to operations as the Company receives promotion and other benefits under the agreement.

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

SPORTLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

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

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test, with the initial test required by June 30, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase of the test is designed to identify potential impairment; while the second phase (if necessary), measures the impairment. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, and its first phase impairment analysis, completed by the Company in May 2002, found no instances of impairment of its recorded goodwill; accordingly, the second testing phase was not necessary. The Company has performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. See Note 5.

In accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows:

	For the years ended December 31,
	2002	2001	2000
Net loss:
Reported net loss	$(51,328)	$(70,821)	$(106,068)
Goodwill amortization	—	7,841	6,762

Adjusted net loss	$(51,328)	$(62,980)	$(99,306)

Basic and diluted loss per share:
Reported loss per share	$(1.45)	$(2.65)	$(4.04)
Goodwill amortization	—	0.29	0.26

Adjusted basic and diluted loss per share	$(1.45)	$(2.36)	$(3.78)

Other Assets

Licensing and Consulting Agreements. The cost of licensing and consulting agreements, which is primarily a result of issuances of warrants to purchase common stock, is being amortized using the straight-line method over the term of the related agreements (from one to ten years) beginning in August 1995, when cbs.sportsline.com first became commercially available. Such costs totaled approximately $3,901 and $20,500 at December 31, 2002 and 2001, respectively. Accumulated amortization on such amounts was approximately $3,083 and $11,757 at December 31, 2002 and 2001, respectively. These amounts are reflected in other assets in the

SPORTLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

accompanying consolidated balance sheets. Amortization expense under these agreements was approximately $1,735, $8,709 and $5,689 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Intangible Assets. In January 2001, the Company acquired for a cost of $6,000 certain assets of MVP.com, Inc. (“MVP”), which had ceased business operations, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com. The cost of these assets is being amortized using the straight-line method over five years. Accumulated amortization was $2,400 at December 31, 2002. Amortization expense was approximately $1,200 for each of the years ended December 31, 2002 and 2001 and is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Assuming there is no impairment of the asset, future amortization expense will be $1,200 in each of the next three years.

Accrued Liabilities

Accrued liabilities consists of the following:

	December 31,
	2002	2001
Revenue sharing	$3,084	$216
Payroll	2,603	2,207
Health insurance	503	479
Cash prizes	475	661
Advertising	330	1,159
Professional fees	282	998
Other	1,939	2,479

	$9,216	$8,199

Revenue Recognition

Revenue recognition policies for advertising and marketing services, subscription and premium products, content licensing, international revenue and barter transactions are set forth below.

Revenue by Type

Revenue by type for the years ended December 31, 2002, 2001 and 2000 was as follows:

	Year Ended December 31,
	2002	2001	2000
Advertising and marketing services	$48,386	$52,813	$77,666
Subscription and premium products	14,249	4,252	6,284
Content licensing and other	—	6,695	11,937

	$62,635	$63,760	$95,887

SPORTLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

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

Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for approximately 8%, 20% and 17% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Barter transactions are recorded based upon, and to the extent of, similar recent cash transactions of the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. During 2002, the Company delivered approximately 25.4 million impressions under barter arrangements where fair market value was not determinable under EITF 99-17 and, accordingly, revenue was not recognized. During 2001, the Company delivered a minimal

SPORTLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

number of impressions under barter arrangements where fair market value was not determinable. While the Company may enter into barter arrangements from time to time, the Company does not expect to recognize barter advertising revenue, along with the offsetting marketing expense, in future periods.

Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 0%, 5% and 16% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. As discussed in Note 5, the majority of equity-related revenue was derived from two agreements, both of which were terminated prior to December 31, 2000. An additional agreement that provided for equity-related revenue was terminated in June 2001. The Company does not expect to have any equity related revenue in future periods, unless the Company enters into new agreements.

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

Sales and Marketing—Other

Sales and marketing—other expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses and member acquisition costs. Member acquisition costs consist primarily of the direct costs of member solicitation, including advertising on other Web sites and Internet search engines and the cost of obtaining qualified prospects from direct marketing programs and third parties. No indirect costs are included in member acquisition costs. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”), 93-7, Reporting on Advertising Costs, the Company may, in the future, capitalize such direct-response advertising costs if historical evidence is available to indicate that the advertising results in a future benefit. Until that time, all such costs are expensed as incurred. All other advertising and marketing costs are charged to expense at the time the advertising takes place. Cash advertising expense for 2002, 2001 and 2000 was $540, $7,035 and $16,217, respectively.

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

There were 256,091 shares issuable upon conversion of the Convertible Subordinated Notes at December 31, 2002 and 2001, respectively, and 301,080 shares issuable upon conversion at December 31, 2000, and there were 4,763,000, 4,346,000 and 9,685,000 options and warrants outstanding in the aggregate at December 31, 2002, 2001 and 2000, respectively, that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the Convertible Subordinated Notes and upon exercise of the options and warrants were not included in the computation of diluted net loss per share as they were antidilutive for all periods presented.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash management and investment policies restrict investments to low risk, highly-liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. Accounts receivable from customers outside the United States at December 31, 2002 were not significant. The Company performs ongoing credit evaluations and maintains an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant. The allowance for doubtful accounts was $887 and $792 at December 31, 2002 and 2001, respectively, and activity for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000
January 1 balance	$792	$1,765	$423
Provision for doubtful accounts	401	687	1,999
Write-offs	(306)	(1,439)	(657)
Sports.com deconsolidation	—	(221)	—

December 31 balance	$887	$792	$1,765

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

Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 2.9% to 4.7%, 1.3% to 5.5% and 5.2% to 6.7%; dividend yield of 0% for all years; expected volatility factor of 90% for 2002 and 100% for 2001 and 2000; and expected life of 4.39 years for all years. The weighted average fair value and the weighted average exercise price of options granted during 2002 where the exercise price was less than the market price of the stock on the date of grants was $1.59 and $1.85, respectively. The weighted average fair value and the weighted average exercise price of options granted during 2002 where the exercise price equaled the market price of the stock on the date of grants was $0.90 and $1.32, respectively. The weighted average fair value and the weighted average exercise price of options granted during 2001 where the exercise price was less than the market price of the stock on the date of grants were $3.65 and $2.73, respectively. The weighted average fair value and the weighted average exercise price of options granted during 2001 where the exercise price equaled the market price of the stock on the date of grants were $2.01 and $2.75, respectively. The weighted average fair value and the weighted average exercise price of options granted during 2001 where the exercise price was greater than the market price on the date of the grants were $0.69 and $1.05, respectively. The weighted average fair value of options granted during 2000 was $12.45.

SPORTLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

The Company’s pro forma information follows for the years ended December 31:

	2002	2001	2000
Net loss—as reported	$(51,328)	$(70,821)	$(106,068)
Stock-based compensation expense included in reported net loss	1,594	5,750	—
Total stock-based compensation determined under fair value based method for all awards	(10,914)	(19,097)	(23,868)

Pro forma net loss	$(60,648)	$(84,168)	$(129,936)

Loss per share basic and diluted—as reported	$(1.45)	$(2.65)	$(4.04)

Loss per share basic and diluted—pro forma	$(1.71)	$(3.15)	$(4.95)

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding vesting period. Stock based compensation associated with the issuance of restricted stock was $2,179, $481 and $0 during 2002, 2001 and 2000, respectively.

Segment Reporting

Based on the criteria set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one principal business segment as of December 31, 2002. For the year ended December 31, 2000 and through July 17, 2001, the Company operated in two principal business segments that shared the same infrastructure: United States and international through the Company’s former subsidiary, Sports.com Limited. See Note 5.

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

Restructuring Charge

In April 2001, the Company began implementing several cost-saving initiatives, which continued into 2002. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a reduction of sixty-one employees throughout the Company’s domestic workforce. Severance and rent payments relating to this initial cost restructuring plan were approximately $143 and $800 for the years ended December 31, 2002 and 2001, respectively, with a remaining accrual balance at December 31, 2002 of $40.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

positions. Severance payments relating to these actions during the year ended December 31, 2002 were $1,236, with a remaining accrual balance as of December 31, 2002 of $1,166.

Internal Use Software and Web Site Development Costs

SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. To date, the Company has not capitalized any such costs.

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

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the provisions of EITF 00-21 as of July 1, 2003, and, as a result, when the Company enters into advertising agreements with multiple products and services and is unable to determine the objective fair value of one or more elements, the Company will generally recognize the advertising revenue on a straight-line basis over the term of the agreement.

SPORTLINE.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3)	SUMMARY OF ACCOUNTING POLICIES:—Continued

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

(4)	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The following tables summarize, by major security type, the Company’s cash and cash equivalents and marketable securities as of December 31, 2002 and 2001:

	December 31, 2002				December 31, 2001
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,279	—	—	$8,279	$16,491	—	—	$16,491
Agency securities	9,104	—	—	9,104	13,526	—	—	13,526

Cash and cash equivalents	17,383	—	—	17,383	30,017	—	—	30,017
Available-for-sale:
Corporate notes and bonds	2,599	23	—	2,622	—	—	—	—
Asset-backed and agency securities	11,746	31	(31)	11,746	—	—	—	—
Held-to-maturity:
Corporate notes and bonds	1,067	—	(14)	1,053	—	—	—	—
Asset-backed and agency securities	4,807	10	—	4,817	16,018	—	(24)	15,994

Marketable securities	20,219	64	(45)	20,238	16,018	—	(24)	15,994

Total	$37,602	$64	$(45)	$37,621	$46,035	—	$(24)	$46,011

The following table summarizes contractual maturities of the Company’s marketable securities as of December 31, 2002 and 2001:

	December 31, 2002		December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,863	$3,865	$15,713	$15,688
Asset-backed and agency securities with various maturities	16,356	16,373	305	306

	$20,219	$20,238	$16,018	$15,994

The Company realized an immaterial gain on the sale of an available-for-sale security in 2002. The Company classified all of its marketable securities as held-to-maturity as of December 31, 2001.

SPORTSLINE.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(5)	ACQUISITIONS AND DISPOSITIONS:

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

Additionally, as of December 29, 2000, Internet Sports Network ceased operations. As a result, the Company wrote off its investment of $15,247, included in loss on equity investments, during the fourth quarter of 2000, which the Company had received as part of the promotional and advertising agreement. Furthermore, several of the Company’s other equity investments were adversely affected by the market downturn and were written down by $12,406, included in loss on equity investments, in the third and fourth quarters of 2000. As of December 31, 2002 and 2001, the Company had an equity investment in one company totaling $500, the value of which is guaranteed by a cash escrow account.

Sports.com Limited (“Sports.com”) was formed in May 1999. As of December 31, 2000, SportsLine owned 71% of the common shares of Sports.com. In 2000, the Company consolidated between 71% and 100% of the losses of Sports.com, which has historically been offset by the allocation of a portion of such losses to third party holders of Sports.com common stock. On July 17, 2001, Sports.com raised approximately $13,000 in equity funding from its existing investors. After giving effect to the funding, the Company’s fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, was approximately 30%. As a result of the Company’s reduced ownership interest in Sports.com and a reduction in the Company’s representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 the Company was no longer consolidating the results of Sports.com and accounted for its investment in Sports.com under the equity method of accounting. In accordance with United States generally accepted accounting principles, the Company recorded the effect of the deconsolidation of the subsidiary as a non-operating credit in the amount of $41,739 in 2001. After July 17, 2001, the Company no longer recorded any losses generated by Sports.com as its investment had been reduced to zero and the Company had no future obligation to provide funding to Sports.com. On May 31, 2002, Sports.com was placed into administration, a procedure in the U.K. pursuant to which a court-appointed administrator assumes day-to-day control of a company in order to determine whether a business should be reorganized, sold or liquidated, and in July 2002 the Company’s inter-company agreement with Sports.com was terminated.

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

SPORTSLINE.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(5)	ACQUISITIONS AND DISPOSITIONS:—(Continued)

during the fourth quarter of 2001, 2,195,968 shares of common stock were issued in satisfaction of the remaining $6,000 liability. As a result of the identification of several indicators of impairment including a slowdown in the economy and differences in actual results in comparison to initial valuation forecasts, the Company recognized a goodwill write-down in the year ended December 31, 2001 of $17,000 to adjust its investment in DWWC to its estimated fair value. The Company’s assessment of its goodwill investment was based on historical operations, future cash flows and the market value of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company found no impairment of its goodwill. At December 31, 2002, the Company had goodwill of $16,194 recorded for DWWC.

In April 2000, the Company, through its wholly-owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation (“DBC”) in exchange for 277,152 shares of the Company’s common stock (the “Consideration Shares”). Pursuant to the terms of the purchase agreement, the Company guaranteed that the Consideration Shares would have a value equal to or greater than $12,500 on March 31, 2001 (the “Guaranteed Proceeds”). On April 6, 2001, due to the decline in the trading price of the Company’s common stock, the Company fulfilled its obligation to DBC by purchasing the Consideration Shares for $12,500. The Consideration Shares were cancelled and retired in April 2001. DBC Sports originates and sells odds and other statistical data to certain Las Vegas casinos. As a result of the identification of several indicators of impairment including a slowdown in the economy and the elimination of one of its products, the Company recorded a goodwill write-down of $4,600 in 2001 to reflect a reduction in the estimated value of its investment in DBC Sports. The assessment of goodwill was based on historical operating results, future cash flows and the market values of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company recorded a goodwill write-down of $2,650 to adjust the value of its investment in DBC Sports to its estimated fair value. At December 31, 2002, the Company had goodwill of $2,017 recorded for DBC Sports.

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

	2002	2001	2000
Revenue	$62,635	$59,276	$87,927
Net loss	$(51,328)	$(94,418)	$(78,091)
Diluted loss per share	$(1.45)	$(3.53)	$(2.96)

SPORTSLINE.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(6)	INVESTMENT IN CONSOLIDATED SUBSIDIARY AND PRO FORMA CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):

As discussed in Note 5, the Company began accounting for its investment in Sports.com under the equity method of accounting as of July 17, 2001. No losses have been recorded after July 17, 2001, as the Company’s investment in Sports.com has been reduced to zero and the Company has no future obligation to provide funding to Sports.com. Unaudited condensed financial information of Sports.com is as follows:

Balance Sheet	December 31, 2001
Assets:
Current assets	$7,556
Other	5,717

Total assets	$13,273

Liabilities and shareholders’ equity:
Current liabilities	$5,138
Shareholders’ equity	8,135

Total liabilities and shareholders’ equity	$13,273

Statement of Operations	Year Ended December 31,
	2001	2000
Revenue	$7,253	$8,429
Expenses	(37,178)	(36,587)

Net loss	$(29,925)	$(28,158)

SPORTSLINE.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(6)	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY AND PRO FORMA CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):—(Continued)

The unaudited pro forma results of operations for the years ended December 31, 2001 and 2000, assuming the deconsolidation of Sports.com occurred as of January 1, 2000, are as follows:

	Year Ended December 31
	2001	2000
REVENUE	$59,276	$87,458
COST OF REVENUE	23,981	28,070

GROSS PROFIT	35,295	59,388

OPERATING EXPENSES:
Product development	1,854	1,791
Sales and marketing
Amortization of equity issued to Viacom for promotion	20,288	20,288
Other	35,751	37,224
General and administrative	29,552	26,726
Depreciation and amortization	26,155	19,257
Restructuring charge	985	—
Write-down of goodwill	21,600	—

Total operating expenses	136,185	105,286

LOSS FROM OPERATIONS	(100,890)	(45,898)
INTEREST EXPENSE	(1,064)	(1,081)
INTEREST AND OTHER INCOME, net	3,109	7,190
LOSS ON EQUITY INVESTMENTS	(28)	(127,653)
GAIN ON TERMINATION OF AGREEMENTS	2,051	78,766
GAIN ON SALE OF E—COMMERCE SUBSIDIARIES	—	7,814
GAIN ON EXTINQUISHMENT OF DEBT	2,404	—

NET LOSS	$(94,418)	$(80,862)

LOSS PER SHARE—BASIC AND DILUTED	$(3.53)	$(3.08)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(7)	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	Estimated Useful Lives (Years)	December 31,
		2002	2001
Computer equipment	2-3	$29,454	$27,929
Furniture, fixtures and leasehold improvements	3-10	6,062	6,376

		35,516	34,305

Less: accumulated depreciation and amortization		(27,949)	(22,236)

		$7,567	$12,069

Depreciation and amortization expense on property and equipment amounted to approximately $5,886, $8,848 and $7,609 for the years ended December 31, 2002, 2001 and 2000, respectively.

(8)	DEBT:

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

(9)	SHAREHOLDERS’ EQUITY:

Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to an aggregate of 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(9)	SHAREHOLDERS’ EQUITY:—(Continued)

each such series thereof, including the dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. The Company has no present plans to issue any shares of preferred stock.

In March 1997, the Company entered into a five-year agreement with CBS Broadcasting Inc. (“CBS”). In consideration of the advertising and promotional efforts of CBS and its license to the Company of the right to use certain CBS logos and television-related sports content, CBS received 3,100,000 shares of common stock over the term of the agreement (752,273, 735,802, 558,988, 567,579 and 485,358 shares in 1997, 1998, 1999, 2000 and 2001, respectively). The CBS agreement also required the Company to issue CBS, on the first business day of each of the first five contract years, warrants to purchase 380,000 shares of common stock at per share exercise prices ranging from $10 in 1997 to $30 in 2001. Such warrants were exercisable at any time during the contract year in which they were granted. As of December 31, 2001, all unexercised warrants issued to CBS had expired. The value of the advertising and content was recorded annually in the consolidated balance sheets as deferred advertising and content costs and expensed to amortization of equity issued to Viacom over each related contract year. Amounts amortized to expense in 2002, 2001 and 2000 were $22,286, $17,288 and $17,288, respectively, consisting of amortization relating to advertising of $20,000 in 2002 and $14,000 in both 2001 and 2000; content of $0 for 2002 and $518 for both 2001 and 2000; and expense related to warrants of $2,286 for 2002 and $2,770 for both 2001 and 2000. Additionally, the Company expensed $1,750 in 2002 and $3,000 in both 2001 and 2000 related to common stock issued to Westwood One, Inc. in exchange for promotion and programming. These amounts are included in amortization of equity issued to Viacom in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000.

In February 1999, the Company amended and extended its agreement with CBS. The original revenue sharing provisions of the CBS agreement were eliminated and replaced by a new revenue sharing formula, which is calculated on a broader revenue base and at a lower rate. In consideration of additional promotional and advertising opportunities the Company agreed to accelerate the issuance of the remaining shares that were formerly to be issued in 2000 and 2001 (567,579 and 485,358 shares, respectively), issued additional warrants to purchase 1,200,000 shares of common stock at per share exercise prices ranging from $23 in 1999 to $45 in 2001 and agreed to issue additional shares of common stock valued at $100,000 between 2002 and 2006. Shares having a fair market value of $20,000 will be issued each year based on the average of closing prices of the common stock on the Nasdaq National Market for the five-day period ending on the day prior to the applicable issue dates: January 1, 2002; April 1, 2003; July 1, 2004; October 1, 2005 and January 1, 2007. On January 1, 2002, the Company issued 6,882,312 shares of common stock, having a market value of $20,000, to CBS pursuant to this agreement. See Note 14 regarding the 2003 amendment of the CBS Agreement.

Total annual amounts to be recognized as sales and marketing expense, not including any revenue share payments, in accordance with the CBS agreement, as amended, are set forth below. The 2003 amendment did not have any effect on when such expense will be recognized.

2003	$22,286
2004	22,286
2005	22,286
2006	22,286

$89,144

In March 2000, the Company issued 28,439 shares of common stock to the former owners of IGO in connection with the sale of IGO to MVP. See Note 5.

In April 2000, in connection with the acquisition of DBC Sports, the Company issued to DBC 277,152 shares of common stock. Due to the decline in the trading price of the Company’s common stock, the Company

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(9)	SHAREHOLDERS’ EQUITY:—(Continued)

purchased such shares back from DBC for $12,500 in April 2001 in order to fulfill certain obligations set forth in the acquisition agreement. See Note 5.

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

The Company has reserved sufficient shares of its common stock to cover its issuance obligations under agreements with CBS, NFL and AOL, exercises of outstanding common stock warrants and the stock option, incentive compensation and employee stock purchase plans discussed in Note 10. The following is a summary of all common stock reserved for issuance as of December 31, 2002:

Shares
Warrants	850,000
Employee stock option plans	2,373,050
Employee stock purchase plan	195,622
Convertible subordinated notes	256,091

Total common stock reserved for issuance	3,674,763

In addition, the Company has reserved common stock for issuance pursuant to the agreements with CBS, NFL and AOL. The amount of such shares is undetermined as such obligations are based on a dollar value dependent upon the trading price of the Company’s common stock at certain dates in the future and, in certain cases, are subject to the Company’s option to pay cash in lieu of issuing shares.

(10)	WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

There were no warrants granted in 2002 and 2001. Common stock warrants issued in 2000 to non-employees for services rendered primarily under consulting agreements were valued on the date of grant using the Black-Scholes option pricing model. The following is a summary of warrants granted, exercised, canceled and outstanding:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of year	1,157,000	$25.01	2,344,000	$29.24	3,451,000	$29.20
Granted	—	—	—	—	230,000	7.26
Exercised	—	—	—	—	(557,000)	21.30
Canceled	(307,000)	15.35	(1,187,000)	32.87	(780,000)	30.13

Warrants outstanding, end of year	850,000	$28.51	1,157,000	$25.01	2,344,000	$28.94

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(10)	WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:—(Continued)

The range of per share exercise prices of warrants outstanding at December 31, 2002 was $5.00—$49.00. The weighted average fair value of warrants granted during 2000 was $6.81 per share. There were 727,375 and 928,365 warrants exercisable at December 31, 2002 and 2001, respectively, at a weighted average exercise price of $29.51 and $26.35 per share, respectively. Warrants outstanding at December 31, 2002, are exercisable through various dates through 2009.

Assumptions utilized to value warrants granted in 2000 are as follows:

Volatility Factor	Dividend Yield	Risk-Free Interest Rates	Estimated Lives (Years)
100%	0%	5.8%—6.0%	4-5

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

On April 14, 1997, the Company adopted the 1997 Incentive Compensation Plan (the “Incentive Plan”). Pursuant to the Incentive Plan, as amended, the total number of shares of common stock that may be subject to the granting of awards shall be equal to: (i) 8,000,000 shares, plus (ii) the number of shares with respect to awards previously granted under the Incentive Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of common stock that are surrendered in payment of any awards or any tax withholding requirements. The Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards (such incentive awards to be granted at not less than the fair market value of the underlying common stock) that may be settled in cash, stock or other property. At December 31, 2002, there were 2,373,050 shares available for issuance under both plans. The Company recorded expense of $1,594 and $5,750 for the years ended December 31, 2002 and 2001, respectively, related to the intrinsic value of employee stock options granted. The intrinsic value of employee stock options are recognized as an expense ratably over the corresponding vesting period.

A summary of the activity relating to the Company’s employee stock option plans for the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,189,111	$11.01	6,561,569	$18.74	4,260,796	$20.39
Granted	1,180,850	1.85	1,094,950	2.63	3,168,500	16.74
Exercised	(16,966)	0.73	(133)	8.00	(190,931)	7.98
Canceled	(439,158)	13.58	(4,467,275)	20.34	(676,796)	22.78

Outstanding at end of year	3,913,837	$8.00	3,189,111	$11.01	6,561,569	$18.74

Options exercisable at end of year	2,169,264	$10.78	1,227,265	$15.82	2,009,514	$19.38

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(10)	WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:—(Continued)

The following table summarizes information about employee stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.62 to $2.00	1,008,691	8.30	$0.93	334,417	$0.85
2.01 to 5.00	1,375,565	6.90	3.58	629,919	3.92
5.01 to 8.00	527,695	5.90	7.81	405,011	7.87
8.01 to 15.00	388,534	6.40	12.02	283,543	12.01
15.01 to 30.00	342,897	5.70	18.93	282,381	18.90
30.01 to 60.00	270,455	5.20	37.60	233,993	37.17

	3,913,837	6.90	$8.00	2,169,264	$10.78

In August and September 2001, the Company issued an aggregate of 1,909,458 shares of restricted stock, at a weighted average fair value of $1.06 per share, to its executive officers and certain other key employees in exchange for the cancellation of certain outstanding stock options to purchase in the aggregate 3,818,919 shares of common stock. Deferred compensation has been recorded for the market value of the restricted shares as of the issuance date in the amount of $5,500, which includes $3,475 of intrinsic value from the related cancelled stock options. Such amount is being amortized to expense over the expected four-year vesting period of the restricted stock. Although vesting is over a four-year period, vesting may be accelerated upon the Company achieving certain financial goals. During the fourth quarter of 2002, the Company achieved certain financial goals and, as a result, the vesting of 10% of the outstanding shares of restricted stock was accelerated. As of December 31, 2002, 641,526 shares of restricted stock had vested.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(11)	INCOME TAXES:

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Net operating losses	$71,075	$56,952
Capital losses	35,535	35,535
Expense items	9,235	13,020

Total gross deferred tax assets	115,845	105,507
Less valuation allowance	(115,769)	(105,507)

Net deferred tax assets	76	—
Deferred tax liabilities—expense items	(76)	—

Net deferred tax assets	$—	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $115,769 and $105,507 valuation allowance at December 31, 2002 and 2001, respectively, is necessary to reduce the deferred tax assets to the amount that will likely be realized. The change in the valuation allowance for 2002 and 2001 was an increase of $10,262 and $68,405, respectively. At December 31, 2002, the Company has available net operating loss carryforwards of $185,816, which begin to expire in the year 2009. Additionally, the Company has approximately $93,000 of capital loss carryforwards at December 31, 2002.

In 2002, the Company recorded a tax benefit of $720 due to a refund of alternative minimum taxes paid in 2001. The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense is as follows:

	2002	2001
Tax at U.S. statutory rate	(34%)	(34%)
State taxes, net of Federal benefit	(4%)	(3%)
Non-deductible items	2%	11%
Change in valuation allowance	36%	26%

	0%	0%

(12)	COMMITMENTS AND CONTINGENCIES:

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

Rent expense amounted to approximately $2,046, $2,875 and $3,281 for the years ended December 31, 2002, 2001 and 2000, respectively.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(12)	COMMITMENTS AND CONTINGENCIES—(Continued)

Future minimum lease payments for all operating leases are as follows as of December 31, 2002:

2003	$2,128
2004	1,522
2005	1,355
2006	1,403
2007	1,459
Thereafter	3,496

Total minimum lease payments	$11,363

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

AOL. In July 2001, the Company extended its agreement with AOL (the “AOL Extension”). Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000 in cash upon execution of the AOL Extension and on July 18, 2002 issued 1,945,525 shares of common stock to AOL with a value equal to $2,000. The Company is obligated to make an additional payment in cash and/or stock, at the Company’s option, equal to $1,000 in 2003. The Company is amortizing the costs of the AOL Extension to sales and marketing expense on a straight-line basis over the approximate five-year term of the agreement. See Note 14.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(12)	COMMITMENTS AND CONTINGENCIES—(Continued)

Minimum future guaranteed payments required under such agreements are as follows as of December 31, 2002:

2003	$12,896
2004	9,355
2005	7,105
2006	1,930
2007	—

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

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to it, the Company may incur substantial monetary liability and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Note 14.

(13)	RELATED PARTY TRANSACTIONS:

Pursuant to the Company’s promotion and licensing agreement with CBS, the Company issued equity instruments to CBS and expensed $22,286, $17,288 and $17,288 during 2002, 2001 and 2000, respectively, primarily related to advertising and promotion on CBS. See Note 9. Since January 2002, CBS has owned approximately 32% of the Company’s outstanding common stock. Revenue sharing expense was $3,877 and $3,536 for the years ended December 31, 2002 and 2001, respectively. Revenue from third party advertisers billed to CBS was $2,595 for the year ended December 31, 2002. In addition, the Company expensed $1,750, $3,000 and $3,000 during 2002, 2001 and 2000, respectively, related to shares issued to Westwood One, Inc., a company that may be deemed an affiliate of CBS, in exchange for advertising and promotion, and the Company incurred television, radio and outdoor advertising expenses related to services provided by CBS and/or certain of its affiliates of $367, $2,227 and $1,408 in 2002, 2001 and 2000, respectively.

The Company has had transactions in the normal course of business with certain officers and directors of the Company. The terms of these agreements were negotiated on what the Company believes is an “arms-length basis.” In April 2001, the Company loaned an officer of the Company $200 at an annual interest rate of 5.5%

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(13)	RELATED PARTY TRANSACTIONS:—(Continued)

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

(14)	SUBSEQUENT EVENTS:

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

Disposal of VegasInsider.com and LVSC. As part of the NCAASports.com agreement, the Company announced its intention to dispose of its gaming information operations, consisting of its VegasInsider.com and Las Vegas Sports Consultants subsidiaries. Beginning in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2003, the Company has reported the results from these operations as discontinued operations. The carrying amount of the assets and liabilities as of December 31, 2002 that are included in the disposal group is approximately $2,205 and $137, respectively. On June 23, 2003 the Company completed the sale of its VegasInsider.com subsidiary to Sports Information Ltd., a United Kingdom company. On October 29, 2003, the Company entered into a definitive agreement for the sale of Las Vegas Sports Consultants, subject to a number of closing conditions, many of which are beyond the Company’s control. Although management expects to complete the disposition by the end of 2003, there is no assurance that this will occur.

CBS Amendment. On March 5, 2003, the CBS agreement was amended to modify the annual schedule of stock issuances to CBS.

April 2003 Payment. On April 1, 2003, SportsLine was obligated to issue to CBS, the lesser of (1) a number of shares of common stock having a fair market value of $20,000 on April 1, 2003; or (2) a number of shares of common stock that will result in CBS and its affiliates’ aggregate beneficial ownership interest in SportsLine’s outstanding common stock not exceeding 39.9% (in which case the shares actually issued on April 1, 2003 were to be valued at the current fair market value of such shares and the remainder of SportsLine’s $20,000 obligation would be deferred until July 2004). Pursuant to the amendment on April 1, 2003, the Company issued to CBS 5,454,428 shares of common stock valued at approximately $5.4 million, as a result of which the aggregate beneficial ownership interest of CBS and its affiliates in the Company’s outstanding common stock increased to 39.9%.

July 2004 Payment. On July 1, 2004, SportsLine is obligated to issue to CBS the lesser of (1) a number of shares of common stock having a fair market value on July 1, 2004 equal to (x) $20,000 plus (y) the amount of the

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands, except share and per share data)

(14)	SUBSEQUENT EVENTS:—(Continued)

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

NFL Share Issuance. Pursuant to its agreement with the NFL, the Company issued to the NFL 1,049,869 shares of the Company’s common stock in May 2003. See Note 12.

AOL Agreement. In September 2003, the Company modified its relationship with AOL by terminating its existing agreement and entering into a new agreement. In connection with the termination of the existing agreement, AOL refunded to the Company approximately 1,700,000 shares of common stock in October 2003 which have been retired and cancelled. In addition, the Company was relieved from its obligation in 2003 to pay an additional $1,000 in cash and/or stock to AOL.

Shareholder Litigation. In October 2003, the Company and certain of its officers were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida. These actions, which were filed on behalf of purchasers of the Company’s common stock during the period May 15, 2001 to September 25, 2003, generally allege that, during the class period, the defendants made misstatements to the investing public about the Company’s financial condition and prospects. The complaints seek unspecified damages. The Company believes the plaintiffs’ claims lack merit and intends to vigorously defend the lawsuits.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. Financial Statements:

Reference is made to the Index to Financial Statements set forth in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

2. Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are not required under the related instructions, the required information is contained in the financial statements and notes thereto or are not applicable, and therefore have been omitted.

3. Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Amendment of Article IV of the Amended and Restated Certificate of Incorporation (3.2)(2)

3.3	Amendment of Article I of the Amended and Restated Certificate of Incorporation (3.3)(3)

3.2	Form of Amended and Restated Bylaws (3.2) (4)

10.1*	Form of Indemnification Agreement between the Company and each of its directors and executive officers (10.2) (4)

10.2*	1995 Stock Option Plan (10.1) (4)

10.3*	1997 Incentive Compensation Plan, as amended (4.1)(5)

10.4*	Employee Stock Purchase Plan, as amended (10.4)(3)

10.5	Agreement dated March 5, 1997 between the Company and CBS Inc. (10.6) (4)

10.6+	Premier Sports Information and Commerce Agreement, effective as of October 1, 1998, by and between the Company and America Online, Inc. (10.1) (6)

10.7	Amendment to Agreement, effective as of January 1, 1999, between the Company and CBS Broadcasting, Inc. (99.1) (7)

10.8*	Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Michael Levy (10.14)(3)

10.9*	Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Kenneth W. Sanders (10.15)(3)

10.10*	Employment Agreement, dated as of January 28, 2000, between the Company and Mark J. Mariani (10.18)(3)

10.11	First Amendment to License and Consulting Agreement between the Company and Planned Licensing, Inc. dated as of October 16, 1999 (10.19)(3)

10.12*	Amendment to the Employment Agreement of Michael Levy, dated as of June 30, 2000 (10.1)(8)

10.13*	Second Amendment to Amended and Restated Employment Agreement of Michael Levy dated as of August 20, 2001 (10.1)(9)

10.14*	First Amendment to Amended and Restated Employment Agreement of Kenneth Sanders dated as of August 20, 2001 (10.2)(9)

10.15*	First Amendment to Employment Agreement of Mark Mariani dated as of August 20, 2001 (10.5)(9)

10.16*	Employment Agreement of Peter Pezaris dated as of August 20, 2001 (10.6)(9)

10.17++	NFL Interactive Media Rights Agreement among NFL Enterprises, L.P., and America Online, Inc., CBS Broadcasting Inc. and SportsLine.com, Inc. dated as of July 6, 2001 (10.7)(9)

10.18++	Third Amendment to Premier Sports Information and Commerce Agreement, effective as of July 6, 2001, by and between America Online, Inc. and SportsLine.com, Inc. (10.8)(9)

21.1	Subsidiaries of the Company (10)

23.1	Consent of Independent Certified Public Accountants, Ernst & Young LLP (filed herewith)

23.2	Notice Regarding Consent of Arthur Andersen LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-62685).

(2)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-78921).

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-K for the year ending December 31, 1999.

(4)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-25259).

(5)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-43746).

(6)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending September 30, 1998.

(7)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 8-K (Event of February 10, 1999).

(8)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending June 30, 2000.

(9)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending September 30, 2001.

(10)	Incorporated by reference to the exhibit of the same number filed with the Company’s Report on Form 10-K for the year ending December 31, 2002.

*	Management Contract or Compensatory Plan

+	Confidential treatment granted to certain portions of this Exhibit

++	Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSLINE.COM, INC.

	By:	/s/ Michael Levy

November 19, 2003		Michael Levy President, Chief Executive Officer and Director (principal executive officer)

	By:	/s/ Kenneth W. Sanders

November 19, 2003		Kenneth W. Sanders Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description

23.1	Consent of Independent Certified Public Accountants, Ernst & Young LLP

23.2	Notice Regarding Consent of Arthur Andersen LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)