Form 10-Q/A
period 2003-03-31
SPORTSLINE COM INC
filed 2003-11-19
CIK 945688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(954) 489-4000

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for SportsLine.com, Inc. (“SportsLine” or the “Company”) for the quarterly period ended March 31, 2003, is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2003.

This Amendment No. 1 makes the following changes for the purposes described:

•	To amend Item 1. Financial Statements, to restate the Company’s Unaudited Condensed Consolidated Financial Statements included herein primarily to correct an error in the way the Company had previously accounted for certain employee stock option grants and other grants of equity instruments and to make certain other adjustments, as more fully described in Note 2, “Restatement,” to the Company’s Unaudited Condensed Consolidated Financial Statements;

•	To amend Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, to take into account the effects of the restatement; and

•	To amend Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K, to furnish the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report on Form 10-Q on May 15, 2003 and the Company has not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in SportsLine’s reports and any amendments filed with the Securities and Exchange Commission for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	(Unaudited)
	March 31, 2003	December 31, 2002
	(As Restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,016	$17,383
Marketable securities	2,801	3,866
Accounts receivable, net	9,398	7,913
Due from CBS	2,579	1,782
Prepaid expenses and other current assets	3,538	1,698
Assets held for sale	2,129	2,204

Total current assets	40,461	34,846
DEFERRED ADVERTISING AND CONTENT - CBS	8,571	9,143
PROPERTY AND EQUIPMENT, net	6,799	7,537
NONCURRENT MARKETABLE SECURITIES	9,980	16,376
GOODWILL	16,194	16,194
OTHER ASSETS	7,441	8,027

	$89,446	$92,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,360	$1,567
Accrued liabilities	8,035	9,129
Due to CBS	2,938	1,507
Deferred revenue	3,143	2,052
Liabilities held for sale	128	137

Total current liabilities	15,604	14,392
DUE TO CBS	5,000	—
DUE TO NFL	4,934	4,320
OTHER LONG-TERM LIABILITIES	2,436	2,563
CONVERTIBLE SUBORDINATED NOTES	16,678	16,678

Total liabilities	44,652	37,953
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 38,020,986 and 38,256,024 issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	380	383
Additional paid-in capital	399,308	399,497
Accumulated other comprehensive income	94	23
Deferred compensation costs	(7,461)	(8,032)
Accumulated deficit	(347,527)	(337,701)

Total shareholders’ equity	44,794	54,170

	$89,446	$92,123

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(As Restated, see Note 2)
REVENUE	$12,010	$13,968
COST OF REVENUE	3,813	4,445

GROSS PROFIT	8,197	9,523

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,571	6,321
Other	5,527	8,042
General and administrative	5,361	7,154
Depreciation and amortization	1,381	2,354

Total operating expenses	17,840	23,871

LOSS FROM CONTINUING OPERATIONS	(9,643)	(14,348)
INTEREST EXPENSE	(246)	(229)
INTEREST AND OTHER INCOME, net	117	210

LOSS BEFORE DISCONTINUED OPERATIONS	(9,772)	(14,367)

LOSS (INCOME) FROM DISCONTINUED OPERATIONS	(54)	1,522
NET LOSS	$(9,826)	$(12,845)

BASIC AND DILUTED LOSS PER SHARE:
Loss before discontinued operations	(0.26)	(0.42)
Income from discontinued operations	—	0.04

LOSS PER SHARE – BASIC AND DILUTED	$(0.26)	$(0.38)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	37,177,311	34,192,103

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(As Restated, see Note 2)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 2002	38,256,024	$383	$399,497	$(8,032)	$23	$(337,701)
Issuance of common stock warrants pursuant to NFLPA agreement	—	—	51	—	—	—
Repurchase of common stock	(239,038)	(3)	(243)	—	—	—
Issuance of common stock from exercise of employee options	4,000	—	3	—	—	—
Amortization of deferred compensation costs	—	—	—	571	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(9,826)	$(9,826)
Unrealized gains on marketable securities	—	—	—	—	71	—	71

Comprehensive loss							$(9,755)

Balances at March 31, 2003	38,020,986	$380	$399,308	$(7,461)	$94	$(347,527)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Three Months Ended March 31
	2003	2002
	(As Restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,826)	$(12,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,387	2,361
Sales and marketing – Viacom	5,571	6,321
Deferred compensation costs	565	715
Other noncash expenses	83	1,012
Changes in operating assets and liabilities:
Accounts receivable	(2,017)	(3,513)
Prepaid expenses and other current assets	(1,716)	204
Accounts payable	(222)	(381)
Accrued liabilities	802	803
Deferred revenue	1,120	699

Net cash used in operating activities	(4,253)	(4,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(1,275)	—
Sales of available-for-sale securities	6,067	—
Purchases of held-to-maturity securities	(2,243)	(4,113)
Proceeds from maturity of held-to-maturity securities	4,885	10,991
Purchases of property and equipment	(305)	(234)
Net change in restricted cash	—	(25)

Net cash provided by investing activities	7,129	6,619

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee options	3	1
Repurchase of common stock	(246)	—

Net cash provided by (used in) financing activities	(243)	1

Net increase in cash and cash equivalents	2,633	1,996
CASH AND CASH EQUIVALENTS, beginning of period	17,383	30,017

CASH AND CASH EQUIVALENTS, end of period	$20,016	$32,013

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$—	$20,000

Issuance of common stock warrants pursuant to NFLPA agreement	$51	$—

Issuance of common stock warrants pursuant to consulting agreement	$—	$6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$23	$31

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2003. Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major sporting events and sports seasons, such as the NCAA Division I Men’s Basketball Championship and the National Football League season. In addition, the effect of such seasonal fluctuations could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the Ryder Cup, which do not occur every year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002.

(2) RESTATEMENT:

Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, the Company made a determination to restate its previously filed financial statements as of and for the years ended December 31, 2001 and 2002 and as of and for the periods ended March 31, 2002 and 2003, June 30, 2002 and 2003 and September 30, 2002. All of the information contained in this report for the foregoing periods, as applicable, reflects such restatement. The restatements are being made primarily to correct an error in the way the Company had previously accounted for employee stock option grants and certain other grants of equity instruments and to make other adjustments which were identified by the Company’s current auditors during the course of their re-audit of 2001. The restated transactions relating to the three month period ended March 31, 2002 and 2003 which the Company believes are the more significant are described in detail below and have been grouped under headings for convenience only:

Stock Compensation

•

The Company has historically accounted for employee stock options using the intrinsic value method of accounting as outlined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly no compensation expense was recorded for stock option grants pursuant to APB Opinion No. 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. The Company has

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

since determined that it made an error in determining the measurement dates of certain stock option grants, which had an effect on the intrinsic value of such grants. The Company has recorded expense related to those grants of $468 and $589 for the three months ended March 31, 2003 and 2002, respectively.

Revenue

•	Revenue has been increased by $570 in the restated financial statements for the three months ended March 31, 2002 as a result of the reversal of credits given during 2002 to certain clients relating to revenue recognized during 2001 and the deferral of certain revenue until 2002 which had previously been recognized during 2001.

Expenses

•	During 2001, the Company over-accrued for certain tax, insurance and bad debt expenses and under-accrued for a certain tax expense. The net effect of these adjustments was $579, which was deducted from general and administrative expense in 2001 and increased the amount of general and administrative expense in the restated financial statements for the three months ended March 31, 2002 by a corresponding amount.

Weighted Average Shares Outstanding

•	The number of weighted average shares outstanding has been adjusted to exclude shares of restricted stock that had not yet vested and remain subject to forfeiture.

The following unaudited consolidated balance sheets, statements of operations, condensed consolidated statement of changes in stockholders’ equity and condensed consolidated statements of cash flows reconcile the previously reported and restated financial information:

CONSOLIDATED BALANCE SHEETS

	March 31, 2003
	As previously reported	Restatement adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,016	$—	$20,016
Marketable securities	2,801	—	2,801
Accounts receivable, net	9,398	—	9,398
Due from CBS	2,579	—	2,579
Prepaid expenses and other current assets	3,538	—	3,538
Assets held for sale	2,129	—	2,129

Total current assets	40,461	—	40,461
DEFERRED ADVERTISING AND CONTENT – CBS	8,571	—	8,571
PROPERTY AND EQUIPMENT, net	6,799	—	6,799
NONCURRENT MARKETABLE SECURITIES	9,980	—	9,980
GOODWILL	16,194	—	16,194
OTHER ASSETS	7,306	135	7,441

	$89,311	$135	$89,446

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	March 31, 2003
	As previously reported	Restatement adjustments	Restated
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,360	$—	1,360
Accrued liabilities	8,035	—	8,035
Due to CBS	2,938	—	2,938
Deferred revenue	3,143	—	3,143
Liabilities held for sale	128	—	128

Total current liabilities	15,604	—	15,604
DUE TO CBS	5,000	—	5,000
DUE TO NFL	4,934	—	4,934
OTHER LONG-TERM LIABILITIES	2,436	—	2,436
CONVERTIBLE SUBORDINATED NOTES	16,678	—	16,678

Total liabilities	44,652	—	44,652

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2003	—	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 38,020,986 issued and outstanding as of March 31, 2003	380	—	380
Additional paid-in capital	379,290	20,018	399,308
Accumulated other comprehensive income	94	—	94
Deferred compensation costs	(824)	(6,637)	(7,461)
Accumulated deficit	(334,281)	(13,246)	(347,527)

Total shareholders’ equity	44,659	135	44,794

	$89,311	$135	$89,446

	December 31, 2002
	As previously reported	Restatement adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,383	$—	$17,383
Marketable securities	3,866	—	3,866
Accounts receivable, net	7,913	—	7,913
Due from CBS	1,782	—	1,782
Prepaid expenses and other current assets	1,698	—	1,698
Assets held for sale	2,204	—	2,204

Total current assets	34,846		34,846
DEFERRED ADVERTISING AND CONTENT – CBS	9,143	—	9,143
PROPERTY AND EQUIPMENT, net	7,537	—	7,537
NONCURRENT MARKETABLE SECURITIES	16,376	—	16,376
GOODWILL	16,194	—	16,194

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	December 31, 2002
	As previously reported	Restatement adjustments	Restated
OTHER ASSETS	7,892	135	8,027

	$91,988	$135	$92,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,567	$—	$1,567
Accrued liabilities	9,129	—	9,129
Due to CBS	1,507	—	1,507
Deferred revenue	2,052	—	2,052
Liabilities held for sale	137	—	137

Total current liabilities	14,392	—	14,392
DUE TO NFL	4,320	—	4,320
OTHER LONG-TERM LIABILITIES	2,563	—	2,563
CONVERTIBLE SUBORDINATED NOTES	16,678	—	16,678

Total liabilities	37,953	—	37,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2002	—	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 38,256,024 issued and outstanding as of December 31, 2002	383	—	383
Additional paid-in capital	379,479	20,018	399,497
Accumulated other comprehensive income	23		23
Deferred compensation costs	(927)	(7,105)	(8,032)
Accumulated deficit	(324,923)	(12,778)	(337,701)

Total shareholders’ equity	54,035	135	54,170

	$91,988	$135	$92,123

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2003
	As previously reported	Restatement adjustments	Restated
REVENUE	$12,010	$—	$12,010
COST OF REVENUE	3,785	28	3,813

GROSS PROFIT	8,225	(28)	8,197

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,571	—	5,571

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	Three Months Ended March 31, 2003
	As previously reported	Restatement adjustments	Restated
Other	5,481	46	5,527
General and administrative	4,975	386	5,361
Depreciation and amortization	1,381	—	1,381

Total operating expenses	17,408	432	17,840

LOSS FROM CONTINUING OPERATIONS	(9,183)	(460)	(9,643)
INTEREST EXPENSE	(246)	—	(246)
INTEREST AND OTHER INCOME, net	117	—	117

LOSS BEFORE DISCONTINUED OPERATIONS	(9,312)	(460)	(9,772)

LOSS (INCOME) FROM DISCONTINUED OPERATIONS	(46)	(8)	(54)
NET LOSS	$(9,358)	$(468)	$(9,826)

BASIC AND DILUTED LOSS PER SHARE:
Loss before discontinued operations	(0.25)		(0.26)
Loss from discontinued operations	—		—

LOSS PER SHARE - BASIC AND DILUTED	$(0.25)		$(0.26)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	38,183,969	(1,006,658)	37,177,311

	Three Months Ended March 31, 2002
	As previously reported	Restatement adjustments	Restated
REVENUE	$13,398	$570	$13,968
COST OF REVENUE	4,378	67	4,445

GROSS PROFIT	9,020	503	9,523

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	6,321	—	6,321
Other	8,003	39	8,042
General and administrative	6,136	1,018	7,154
Depreciation and amortization	2,354	—	2,354

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	Three Months Ended March 31, 2002
	As previously reported	Restatement adjustments	Restated
Total operating expenses	22,814	1,057	23,871

LOSS FROM CONTINUING OPERATIONS	(13,794)	(554)	(14,348)
INTEREST EXPENSE	(229)	—	(229)
INTEREST AND OTHER INCOME, net	210	—	210

LOSS BEFORE DISCONTINUED OPERATIONS	(13,813)	(554)	(14,367)

LOSS (INCOME) FROM DISCONTINUED OPERATIONS	1,532	(10)	1,522
NET LOSS	$(12,281)	$(564)	$(12,845)

BASIC AND DILUTED LOSS PER SHARE:
Loss before disconnected operations	(0.38)		(0.42)
Income from discontinued operations	0.04		0.04

LOSS PER SHARE - BASIC AND DILUTED	$(0.34)		$(0.38)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	36,101,561	(1,909,458)	34,192,103

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount
Balances at December 31, 2002, as previously reported	38,256,024	383	379,479	(927)	23	(324,923)
Restatement adjustments	—	—	20,018	(7,105)	—	(12,778)

Restated Balances at December 31, 2002	38,256,024	383	399,497	(8,032)	23	(337,701)

Balances at March 31, 2003, as previously reported	38,020,986	380	379,290	(824)	94	(334,281)
Restatement adjustments	—	—	20,018	(6,637)	—	(13,246)

Restated Balances at March 31, 2003	38,020,986	380	399,308	(7,461)	94	(347,527)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2003
	As previously reported	Restatement adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,358)	$(468)	$(9,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,387	—	1,387
Amortization of equity issued to Viacom for promotion	5,571	—	5,571
Deferred compensation costs	97	468	565
Bad debt and other expense	83	—	83
Minority interest in consolidated subsidiaries	—	—	—
Changes in operating assets and liabilities		—
Accounts Receivable	(2,017)	—	(2,017)
Prepaid expenses and other current assets	(1,716)	—	(1,716)
Accounts payable	(222)	—	(222)
Accrued Liabilities	802	—	802
Deferred Revenue	1,120	—	1,120

Net cash used in operating activities	(4,253)	—	(4,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(1,275)	—	(1,275)
Sales of available-for-sale securities	6,067	—	6,067
Purchases of held-to-maturity securities	(2,243)	—	(2,243)
Proceeds from maturity of held-to-maturity securities	4,885	—	4,885
Purchases of property and equipment	(305)	—	(305)
Net decrease (increase) in restricted cash	—	—	—

Net cash provided by (used in) investing activities	7,129	—	7,129

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	3	—	3
Repurchase of common stock	(246)	—	(246)

Net cash provided by (used in) financing activities	(243)	—	(243)

Net increase (decrease) in cash and cash equivalents	2,633	—	2,633
CASH AND CASH EQUIVALENTS, beginning of period	17,383	—	17,383

CASH AND CASH EQUIVALENTS, end of period	$20,016	$—	$20,016

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants pursuant to the NFLPA agreement	$51	—	$51

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$23	—	$23

	Three Months Ended March 31, 2002
	As previously reported	Restatement adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,281)	$(564)	$(12,845)
Adjustments to reconcile net loss to net cash used in operating activities:

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	Three Months Ended March 31, 2002
	As previously reported	Restatement adjustments	Restated
Depreciation and amortization	2,361	—	2,361
Amortization of equity issued to Viacom for promotion	6,321	—	6,321
Deferred compensation costs	127	588	715
Bad debt and other expense	773	239	1,012
Changes in operating assets and liabilities
Accounts Receivable	(3,159)	(354)	(3,513)
Prepaid expenses and other current assets	204	—	204
Accounts payable	(381)	—	(381)
Accrued Liabilities	446	357	803
Deferred Revenue	965	(266)	699

Net cash used in operating activities	(4,624)	—	(4,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	—	—
Sales of available-for-sale securities	—	—	—
Purchases of held-to-maturity securities	(4,113)	—	(4,113)
Proceeds from maturity of held-to-maturity securities	10,686	305	10,991
Purchases of property and equipment	(234)	—	(234)
Net decrease (increase) in restricted cash	(25)	—	(25)

Net cash provided by (used in) investing activities	6,314	305	6,619

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	1	—	1
Repurchase of common stock	—	—	—

Net cash provided by (used in) financing activities	1	—	1

Net increase (decrease) in cash and cash equivalents	1,691	305	1,996
CASH AND CASH EQUIVALENTS, beginning of period	30,322	(305)	30,017

CASH AND CASH EQUIVALENTS, end of period	$32,013	$—	$32,013

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$20,000	—	$20,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$31	—	$31

Issuance of common stock warrants pursuant to consulting agreement	$6	—	$6

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

Revenue by Type

Revenue by type for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002
		(As restated)
Advertising and marketing services	$11,268	$13,491
Subscription and premium products	742	477

	$12,010	$13,968

Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for 0% and approximately 17% of total revenue for the three months ended March 31, 2003 and 2002, respectively. Barter transactions are recorded based upon, and to the extent of, similar recent cash transactions of the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions.

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

Pro forma information is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2003 and 2002, respectively: risk-free interest rates of 2.8% to 2.9% and 4.3% to 4.7%; dividend yield of 0% for both periods; expected volatility factor of 90% for both periods; and expected life of 4.39 years for both periods. The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $0.68 and $2.38, respectively.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

The Company’s pro forma information follows for the three months ended March 31:

	2003	2002
	(As Restated, see Note 2)
Net loss – as reported	$(9,826)	$(12,845)
Stock-based compensation expense included in reported net loss	298	398
Total stock-based compensation determined under fair value based method for all awards	(2,125)	(3,050)

Pro forma net loss	$(11,653)	$(15,497)

Loss per share:
basic and diluted – as reported	$(0.26)	$(0.38)

Loss per share:
basic and diluted – pro forma	$(0.31)	$(0.45)

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding vesting period. Stock based compensation associated with the issuance of restricted stock was $273 and $317 during the three months ended March 31, 2003 and 2002, respectively.

(4) DISCONTINUED OPERATIONS:

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

Revenues and losses from the discontinued operations are as follows:

	Three Months Ended March 31,
	2003	2002
REVENUE	$696	$2,223
COST OF REVENUE	588	511

GROSS PROFIT	108	1,712

OPERATING EXPENSES:
Sales and marketing – other	75	114

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(4) DISCONTINUED OPERATIONS:—(Continued)

	Three Months Ended March 31,
	2003	2002
General and administrative	81	70
Depreciation and amortization	7	7

Total operating expenses	163	191

(LOSS)INCOME FROM OPERATIONS	(55)	1,521
INTEREST AND OTHER INCOME, net	1	1

NET (LOSS)INCOME	$(54)	$1,522

The assets and liabilities of the disposal group as of March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$78	$149
Prepaid expenses and other current assets	5	6

Total current assets	83	155

PROPERTY AND EQUIPMENT, net	23	30
GOODWILL	2,017	2,017
OTHER ASSETS	6	2

Total assets	$2,129	$2,204

LIABILITIES:
Accounts payable	$35	$51
Accrued liabilities	63	86
Deferred revenue	30	—

Total liabilities	$128	$137

(5) GOODWILL AND OTHER LONG-LIVED ASSETS:

The Company acquired Daedalus World Wide Corporation in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880. The Company recognized a goodwill write-down during the year ended December 31, 2001 of $17,000 related to the reduced estimate of the value of its investment in Daedalus World Wide Corporation. The Company’s assessment of its goodwill impairment was based on historical operations, undiscounted future cash flows and the market values of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company found no further impairment of its goodwill. At March 31, 2003, the Company had goodwill of $16,194 recorded for Daedalus World Wide Corporation.

In April 2000, the Company, through its wholly owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation (“DBC Sports”). The purchase resulted in goodwill of $12,323. In 2001, the Company recorded a goodwill write-down of $4,600, to reflect a reduction in the estimated

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(5) GOODWILL AND OTHER LONG-LIVED ASSETS:—(Continued)

value of its investment in DBC Sports. The assessment of goodwill was based on historical operating results, undiscounted future cash flows and the market values of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company recorded an additional goodwill write-down of $2,650 to adjust the value of its investment in DBC Sports to its estimated fair value. At December 31, 2002, the Company had goodwill of $2,017 recorded for DBC Sports, which is included in assets held for sale at such date. On February 26, 2003, the Company announced its intention to sell its gaming information operations. The company expects to dispose of the operations in the second or third quarter of 2003.

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

(6) COMMITMENTS AND CONTINGENCIES:

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

(6) COMMITMENTS AND CONTINGENCIES:—(Continued)

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

(7) RECENTLY ISSUED ACCOUNTING STANDARDS:

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company’s products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company’s Securities and Exchange Commission filings, including those discussed under the caption “Risk Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Restatement

As discussed in Note 2 to the Condensed Consolidated Financial Statements included under Item 1, the Company has restated its Condensed Consolidated Financial Statement for the years ended December 31, 2001 and 2002 and as of and for the periods ended March 31, 2002 and 2003, June 30, 2002 and 2003 and September 30, 2002. All applicable financial information presented in the following discussion and analysis has been restated to take into account the effects of the restatements described in Note 2 to the Condensed Consolidated Financial Statements.

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

Results of Operations

Revenue

Total revenue for the three months ended March 31, 2003 was $12,010,000 compared to $13,968,000 for the three months ended March 31, 2002. Advertising and marketing services revenue for the three months ended March 31, 2003 was $11,268,000 compared to $13,491,000 for the three months ended March 31, 2002. Advertising and marketing services revenue for the three months ended March 31, 2003 and 2002 represented 94% and 97%, respectively, of total revenue. The decrease in advertising and marketing services revenue was primarily due to a decrease in barter advertising revenue, resulting from management’s decision to limit barter transactions. While the Company may enter into barter arrangements from time to time, the Company does not expect to recognize barter advertising revenue, nor the offsetting marketing expense, in future periods. Excluding barter revenue from the prior year, advertising and marketing services revenue increased slightly 1% from $11,184,000 to $11,268,000. The addition of NCAASports.com to the SportsLine network and increased joint selling efforts with CBS related to the NCAA Division I Men’s Basketball Championship were the primary factors contributing to the increase.

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

Cost of Revenue

Cost of revenue for the three months ended March 31, 2003 and 2002 was $3,813,000 and $4,445,000, respectively. Cost of revenue decreased $632,000 in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. Merchandise cost of goods sold was lower in the three months ended March 31, 2003 due to the agreement entered into in 2002 with GSI Commerce, Inc. (“GSI”) under which GSI was named the exclusive operator of the Company’s online store, marketed under the MVP.com brand name. Previously, the Company had been operating certain parts of the online store itself, and accordingly, certain merchandise and other costs were incurred during the three months ended March 31, 2002 that became the responsibility of GSI during the latter half of 2002. Additionally, to a lesser extent, cash prizes and awards decreased due to the elimination of certain contests, and telecommunications expenses related to the support and delivery of the Company’s services decreased due to lower negotiated rates. As a percentage of revenue, cost of revenue remained the same at 32% for the three months ended March 31, 2003 and 2002.

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

Sales and Marketing - Other. For the three months ended March 31, 2003 and 2002, sales and marketing - other expense was $5,527,000 and $8,042,000, respectively. The decrease in sales and marketing - other expense was primarily due to the lack of barter expense resulting from the Company’s not recording any barter revenue during the three months ended March 31, 2003. Barter transactions accounted for 0% and approximately 29% of sales and marketing expense for the three months ended March 31, 2003 and 2002, respectively. As a percentage of revenue, sales and marketing - other expense decreased to 46% for the three months ended March 31, 2003 from 58% for the three months ended March 31, 2002.

General and Administrative. General and administrative expense for the three months ended March 31, 2003 and 2002 was $5,361,000 and $7,154,000, respectively. The decrease in general and administrative expense in the quarter ended March 31, 2003 was primarily attributable to reduced payroll expense as a result of the Company’s cost restructuring program. As a percentage of revenue, general and administrative expense decreased to 45% for the three months ended March 31, 2003 from 51% for the three months ended March 31, 2002.

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

Discontinued operations. Discontinued operations had a loss of $54,000 for the three months ended March 31, 2003 and income of $1,522,000 for the three months ended March 31, 2002. The variance relates primarily to a decrease in advertising revenue from discontinued operations while operating costs remained constant. On February 26, 2003, the Company announced its intention to sell its gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. The Company expects to dispose of the operations in the second or third quarter of 2003.

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

Net cash used in operating activities was $4,253,000 and $4,624,000 for the three months ended March 31, 2003 and 2002, respectively. The principal uses of cash for the three months ended March 31, 2003 were to fund the Company’s net loss of $9,826,000 and changes in working capital of $2,033,000, offset by adjustments to net loss not affecting cash flow of $7,606,000. The principal uses of cash for the three months ended March 31, 2002 were to fund the Company’s net loss of $12,845,000 and changes in working capital of $2,188,000, offset by adjustments to net loss not affecting cash flow of $10,409,000. The adjustments to net loss to determine cash flow in both periods include depreciation and amortization, amortization of equity issued to Viacom for promotion, and other non-cash items.

Net cash provided by investing activities was $7,129,000 and $6,619,000 for the three months ended March 31, 2003 and 2002, respectively. Investing activities during the three months ended March 31, 2003 and 2002 consisted primarily of the sale of marketable securities, offset by purchases of property and equipment.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 19, 2003, filed herewith.

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

Date: November 19, 2003	SPORTSLINE.COM, INC. (Registrant)

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