Form 10-Q/A
period 2003-06-30
SPORTSLINE COM INC
filed 2003-11-19
CIK 945688

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for SportsLine.com, Inc. (“SportsLine” or the “Company”) for the quarterly period ended June 30, 2003, is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2003.

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

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report on Form 10-Q on August 14, 2003 and the Company has not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in SportsLine’s reports and any amendments filed with the Securities and Exchange Commission for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports of Form 10-Q for periods affected by the restatement that ended prior to December 31, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon and should be viewed in the context of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	(Unaudited) June 30, 2003	December 31, 2002
	(As Restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,932	$17,383
Marketable securities	2,625	3,866
Accounts receivable, net	8,829	7,913
Due from CBS	2,554	1,782
Prepaid expenses and other current assets	3,177	1,698
Assets held for sale	224	2,204

Total current assets	37,341	34,846

DEFERRED ADVERTISING AND CONTENT – CBS	8,000	9,143
PROPERTY AND EQUIPMENT, net	6,525	7,537
NONCURRENT MARKETABLE SECURITIES	8,858	16,376
GOODWILL	16,194	16,194
OTHER ASSETS	7,045	8,027

	$83,963	$92,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,723	$1,567
Accrued liabilities	7,341	9,129
Due to CBS	2,961	1,507
Deferred revenue	4,194	2,052
Liabilities held for sale	24	137

Total current liabilities	18,243	14,392

DUE TO CBS	4,600	—
DUE TO NFL	3,527	4,320
OTHER LONG-TERM LIABILITIES	2,295	2,563
CONVERTIBLE SUBORDINATED NOTES	16,678	16,678

Total liabilities	45,343	37,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 44,378,273 and 38,256,024 issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	444	383
Additional paid-in capital	405,813	399,497
Accumulated other comprehensive income	88	23
Deferred compensation costs	(6,904)	(8,032)
Accumulated deficit	(360,821)	(337,701)

Total shareholders’ equity	38,620	54,170

	$83,963	$92,123

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(As Restated, see Note 2)		(As Restated, see Note 2)
REVENUE	$8,844	$8,892	$20,854	$22,860
COST OF REVENUE	4,889	4,772	8,702	9,217

GROSS PROFIT	3,955	4,120	12,152	13,643

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,572	6,322	11,143	12,643
Other	4,858	6,504	10,385	14,545
General and administrative	5,090	6,254	10,451	13,408
Depreciation and amortization	1,186	2,105	2,567	4,460
Restructuring charge	—	1,398	—	1,398

Total operating expenses	16,706	22,583	34,546	46,454

LOSS FROM CONTINUING OPERATIONS	(12,751)	(18,463)	(22,394)	(32,811)
INTEREST EXPENSE	(237)	(227)	(483)	(455)
INTEREST AND OTHER INCOME, net	135	185	252	394

LOSS BEFORE DISCONTINUED OPERATIONS	(12,853)	(18,505)	(22,625)	(32,872)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(156)	1,466	(210)	2,988
LOSS FROM SALE OF DISCONTINUED OPERATIONS	(285)	—	(285)	—

NET LOSS	$(13,294)	$(17,039)	$(23,120)	$(29,884)

BASIC AND DILUTED LOSS PER SHARE
Loss before discontinued operations	$(0.30)	$(0.54)	$(0.57)	$(0.96)
Income from discontinued operations	—	0.04	—	0.09
Loss from sale of discontinued operations	(0.01)	—	(0.01)	—

LOSS PER SHARE - BASIC AND DILUTED	$(0.31)	$(0.50)	$(0.58)	$(0.87)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	42,663,085	34,149,729	39,935,348	34,170,829

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(As Restated, see Note 2)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 2002	38,256,024	$383	$399,497	$(8,032)	$23	$(337,701)

Issuance of common stock pursuant to agreement with CBS	5,454,428	54	5,345	—	—	—

Issuance of common stock pursuant to NFL agreement	1,049,869	10	1,323	—	—	—

Issuance of common stock pursuant to the employee stock purchase plan	58,406	1	49	—	—	—

Issuance of common stock warrants pursuant to consulting agreement	—	—	37	—	—	—

Issuance of common stock warrants pursuant to NFLPA agreement	—	—	51	—	—	—

Repurchase of common stock	(475,404)	(4)	(517)	—	—	—

Issuance of common stock from exercise of employee options	34,950	—	28	—	—	—

Amortization of deferred compensation costs	—	—	—	1,128	—	—

Comprehensive loss:
Net loss	—	—	—	—	—	(23,120)	$(23,120)
Unrealized gains on marketable securities	—	—	—	—	65	—	65

Comprehensive loss							$(23,055)

Balances at June 30, 2003	44,378,273	$444	$405,813	$(6,904)	$88	$(360,821)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
	(As Restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,120)	$(29,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,573	4,474
Sales and marketing – Viacom	11,143	12,643
Deferred compensation costs	1,117	1,590
Other noncash expenses	(85)	2,276
Loss on sale of discontinued operations	285	—
Changes in operating assets and liabilities:
Accounts receivable	(1,011)	(1,735)
Prepaid expenses and other current assets	(1,287)	493
Accounts payable	2,111	(313)
Accrued liabilities	(94)	2,031
Deferred revenue	2,232	(822)

Net cash used in operating activities	(6,136)	(9,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(5,237)	—
Sales of available-for-sale securities	10,080	—
Purchases of held-to-maturity securities	(3,243)	(29,516)
Proceeds from maturity of held-to-maturity securities	7,094	18,839
Purchases of property and equipment	(873)	(334)
Purchase of license	(250)	—
Proceeds from sale of discontinued operations	1,460	—
Net change in restricted cash	97	52

Net cash provided by (used in) investing activities	9,128	(10,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of restricted shares of common stock from employees	—	(156)
Repurchase of common stock	(521)	—
Net proceeds from issuance of common stock and exercise of common stock warrants and options	78	53

Net cash used in financing activities	(443)	(103)

Net increase (decrease) in cash and cash equivalents	2,549	(20,309)
CASH AND CASH EQUIVALENTS, beginning of period	17,383	30,017

CASH AND CASH EQUIVALENTS, end of period	$19,932	$9,708

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$5,399	$20,000

Issuance of common stock pursuant to agreement with NFL	$1,333	$—

Issuance of common stock warrants pursuant to NFLPA agreement	$51	$—

Issuance of common stock warrants pursuant to consulting agreement	$37	$6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	$417

Cash paid for income taxes	$—	$31

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

(2) RESTATEMENT:

Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, the Company made a determination to restate its previously filed financial statements as of and for the years ended December 31, 2001 and 2002 and as of and for the periods ended March 31, 2002 and 2003, June 30, 2002 and 2003 and September 30, 2002. All of the information contained in this report for the foregoing periods, as applicable, reflects such restatement. The restatements are being made primarily to correct an error in the way the Company had previously accounted for employee stock option grants and certain other grants of equity instruments and to make other adjustments which were identified by the Company’s current auditors during the course of their re-audit of 2001. The restated transactions relating to the three and six month periods ended June 30, 2002 and 2003 which the Company believes are the more significant are described in detail below and have been grouped under headings for convenience only:

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

Stock Compensation

•	The Company has historically accounted for employee stock options using the intrinsic value method of accounting as outlined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly no compensation expense was recorded for stock option grants pursuant to APB Opinion No. 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. The Company has since determined that it made an error in determining the measurement dates of employee stock option grants, which had an effect on the intrinsic value of such grants. The Company has recorded expense related to those grants of $455 and $895 for the three months ended June 30, 2003 and 2002, respectively and $757 and $1,344 for the six months ended June 30, 2003 and 2002, respectively.

Revenue

•	Revenue has been increased by $570 in the restated financial statements for the six months ended June 30, 2002 as a result of the reversal of credits given during 2002 to certain clients relating to revenue recognized during 2001 and the deferral of certain revenue until 2002 which had previously been recognized during 2001. No adjustment was made for the three months ended June 30, 2002.

Expenses

•	During 2001, the Company over-accrued for certain tax, insurance and bad debt expenses and under-accrued from a certain tax expense. The net effect of these adjustments was $579, which was deducted from general and administrative expense in 2001 and increased the amount of general and administrative expense in the restated financial statements for the six months ended June 30, 2002 by a corresponding amount. No adjustment was made for the three months ended June 30, 2002.

Weighted Average Shares Outstanding

•	The number of weighted average shares outstanding has been adjusted to exclude shares of restricted stock that had not yet vested and remain subject to forfeiture.

The following unaudited consolidated balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows reconcile the previously reported and restated financial information:

CONSOLIDATED BALANCE SHEETS

	June 30, 2003
	As previously reported	Restatement adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,932	$—	$19,932
Marketable securities	2,625	—	2,625
Accounts receivable, net	8,829	—	8,829
Due from CBS	2,554	—	2,554
Prepaid expenses and other current assets	3,177	—	3,177
Assets held for sale	224	—	224

Total current assets	37,341	—	37,341

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	June 30, 2003
	As previously reported	Restatement adjustments	Restated
DEFERRED ADVERTISING AND CONTENT – CBS	8,000	—	8,000
PROPERTY AND EQUIPMENT, net	6,525	—	6,525
NONCURRENT MARKETABLE SECURITIES	8,858	—	8,858
GOODWILL	16,194	—	16,194
OTHER ASSETS	6,910	135	7,045

	$83,828	$135	$83,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,723	$—	3,723
Accrued liabilities	7,341	—	7,341
Due to CBS	2,961	—	2,961
Deferred revenue	4,194	—	4,194
Liabilities held for sale	24	—	24

Total current liabilities	18,243	—	18,243

DUE TO CBS	4,600	—	4,600
DUE TO NFL	3,527	—	3,527
OTHER LONG-TERM LIABILITIES	2,295	—	2,295
CONVERTIBLE SUBORDINATED NOTES	16,678	—	16,678

Total liabilities	45,343	—	45,343

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2003	—	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 44,378,273 issued and outstanding as of June 30, 2003	444	—	444
Additional paid-in capital	385,795	20,018	405,813
Accumulated other comprehensive income	88	—	88
Deferred compensation costs	(722)	(6,182)	(6,904)
Accumulated deficit	(347,120)	(13,701)	(360,821)

Total shareholders’ equity	38,485	135	38,620

	$83,828	$135	$83,963

	December 31, 2002
	As previously reported	Restatement adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,383	$—	$17,383
Marketable securities	3,866	—	3,866
Accounts receivable, net	7,913	—	7,913
Due from CBS	1,782	—	1,782
Prepaid expenses and other current assets	1,698	—	1,698

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	December 31, 2002
	As previously reported	Restatement adjustments	Restated
Assets held for sale	2,204	—	2,204

Total current assets	34,846		34,846

DEFERRED ADVERTISING AND CONTENT – CBS	9,143	—	9,143
PROPERTY AND EQUIPMENT, net	7,537	—	7,537
NONCURRENT MARKETABLE SECURITIES	16,376	—	16,376
GOODWILL	16,194	—	16,194
OTHER ASSETS	7,892	135	8,027

	$91,988	$135	$92,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,567	$—	$1,567
Accrued liabilities	9,129	—	9,129
Due to CBS	1,507	—	1,507
Deferred revenue	2,052	—	2,052
Liabilities held for sale	137	—	137

Total current liabilities	14,392	—	14,392

DUE TO CBS	—	—	—
DUE TO NFL	4,320	—	4,320
OTHER LONG-TERM LIABILITIES	2,563	—	2,563
CONVERTIBLE SUBORDINATED NOTES	16,678	—	16,678

Total liabilities	37,953	—	37,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2002	—	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 38,256,024 issued and outstanding as of December 31, 2002	383	—	383
Additional paid-in capital	379,479	20,018	399,497
Accumulated other comprehensive income	23		23
Deferred compensation costs	(927)	(7,105)	(8,032)
Accumulated deficit	(324,923)	(12,778)	(337,701)

Total shareholders’ equity	54,035	135	54,170

	$91,988	$135	$92,123

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2003
	As previously reported	Restatement adjustments	Restated
REVENUE	$8,844	$—	$8,844
COST OF REVENUE	4,862	27	4,889

GROSS PROFIT	3,982	(27)	3,955

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,572	—	5,572
Other	4,813	45	4,858
General and administrative	4,715	375	5,090
Depreciation and amortization	1,186	—	1,186

Total operating expenses	16,286	420	16,706

LOSS FROM CONTINUING OPERATIONS	(12,304)	(447)	(12,751)
INTEREST EXPENSE	(237)	—	(237)
INTEREST AND OTHER INCOME, net	135	—	135

LOSS BEFORE DISCONTINUED OPERATIONS	(12,406)	(447)	(12,853)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(148)	(8)	(156)
LOSS FROM SALE OF DISCONTINUED OPERATIONS	(285)	—	(285)

NET LOSS	$(12,839)	$(455)	$(13,294)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss before discontinued operations	(0.28)		(0.30)
Income from discontinued operations	—		—
Loss from sale of discontinued operations	(0.01)		(0.01)

LOSS PER SHARE – BASIC AND DILUTED	$(0.29)		$(0.31)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	43,669,743	(1,006,658)	42,663,085

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	Three Months Ended June 30, 2002
	As previously reported	Restatement adjustments	Restated
REVENUE	$8,892	$—	$8,892
COST OF REVENUE	4,744	28	4,772

GROSS PROFIT	4,148	(28)	4,120

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	6,322	—	6,322
Other	6,454	50	6,504
General and administrative	5,587	667	6,254
Depreciation and amortization	2,105	—	2,105
Restructuring charge	1,398	—	1,398

Total operating expenses	21,866	717	22,583

LOSS FROM CONTINUING OPERATIONS	(17,718)	(745)	(18,463)
INTEREST EXPENSE	(227)	—	(227)
INTEREST AND OTHER INCOME, net	185	—	185

LOSS BEFORE DISCONTINUED OPERATIONS	(17,760)	(745)	(18,505)

INCOME FROM DISCONTINUED OPERATIONS	1,479	(13)	1,466
NET LOSS	$(16,281)	$(758)	$(17,039)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss before discontinued operations	(0.49)		(0.54)
Income from discontinued operations	0.04		0.04

LOSS PER SHARE – BASIC AND DILUTED	$(0.45)		$(0.50)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	36,059,187	(1,909,458)	34,149,729

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	Six Months Ended June 30, 2003
	As previously reported	Restatement adjustments	Restated
REVENUE	$20,854	$—	$20,854
COST OF REVENUE	8,647	55	8,702

GROSS PROFIT	12,207	(55)	12,152

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	11,143	—	11,143
Other	10,294	91	10,385
General and administrative	9,690	761	10,451
Depreciation and amortization	2,567	—	2,567

Total operating expenses	33,694	852	34,546

LOSS FROM CONTINUING OPERATIONS	(21,487)	(907)	(22,394)
INTEREST EXPENSE	(483)	—	(483)
INTEREST AND OTHER INCOME, net	252	—	252

LOSS BEFORE DISCONTINUED OPERATIONS	(21,718)	(907)	(22,625)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(194)	(16)	(210)
LOSS FROM SALE OF DISCONTINUED OPERATIONS	(285)	—	(285)

NET LOSS	$(22,197)	$(923)	$(23,120)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss before discontinued operations	(0.53)		(0.57)
Income from discontinued operations	—		—
Loss from sale of discontinued operations	(0.01)		(0.01)

LOSS PER SHARE – BASIC AND DILUTED	$(0.54)		$(0.58)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	40,942,006	(1,006,658)	39,935,348

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	Six Months Ended June 30, 2002
	As previously reported	Restatement adjustments	Restated
REVENUE	$22,290	$570	$22,860
COST OF REVENUE	9,122	95	9,217

GROSS PROFIT	13,168	475	13,643

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	12,643	—	12,643
Other	14,456	89	14,545
General and administrative	11,724	1,684	13,408
Depreciation and amortization	4,460	—	4,460
Restructuring charge	1,398	—	1,398

Total operating expenses	44,681	1,773	46,454

LOSS FROM CONTINUING OPERATIONS	(31,513)	(1,298)	(32,811)
INTEREST EXPENSE	(455)	—	(455)
INTEREST AND OTHER INCOME, net	394	—	394

LOSS BEFORE DISCONTINUED OPERATIONS	(31,574)	(1,298)	(32,872)

INCOME FROM DISCONTINUED OPERATIONS	3,011	(23)	2,988

NET LOSS	$(28,563)	$(1,321)	$(29,884)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss before discontinued operations	(0.87)		(0.96)
Income from discontinued operations	0.08		0.09

LOSS PER SHARE – BASIC AND DILUTED	$(0.79)		$(0.87)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	36,080,287	(1,909,458)	34,170,829

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount
Balances at December 31, 2002, as previously reported	38,256,024	383	379,479	(927)	23	(324,923)

Restatement adjustments	—	—	20,018	(7,105)	—	(12,778)

Restated Balances at December 31, 2002	38,256,024	383	399,497	(8,032)	23	(337,701)

Balances at June 30, 2003, as previously reported	44,378,273	444	385,795	(722)	88	(347,120)

Restatement adjustments	—	—	20,018	(6,182)	—	(13,701)

Restated Balances at June 30, 2003	44,378,273	444	405,813	(6,904)	88	(360,821)

	Six Months Ended June 30, 2003
	As previously reported	Restatement adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(22,197)	$(923)	$(23,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,573	—	2,573
Amortization of equity issued to Viacom for promotion	11,143	—	11,143
Deferred compensation costs	194	923	1,117
Bad debt and other expense	(85)	—	(85)
Loss on sale of discontinued operations	285	—	285
Changes in operating assets and liabilities		—	—
Accounts receivable	(1,011)	—	(1,011)
Prepaid expenses and other current assets	(1,287)	—	(1,287)
Accounts payable	2,111	—	2,111
Accrued liabilities	(94)	—	(94)
Deferred revenue	2,232	—	2,232

Net cash used in operating activities	(6,136)	—	(6,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(5,237)	—	(5,237)
Sales of available-for-sale securities	10,080	—	10,080
Purchases of held-to-maturity securities	(3,243)	—	(3,243)
Proceeds from maturity of held-to-maturity securities	7,094	—	7,094
Purchases of property and equipment	(873)	—	(873)
Purchase of license	(250)	—	(250)
Proceeds from sale of discontinued operations	1,460	—	1,460
Net decrease (increase) in restricted cash	97	—	97

Net cash provided by (used in) investing activities	9,128	—	9,128

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	Six Months Ended June 30, 2003
	As previously reported	Restatement adjustments	Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	78	—	78
Repurchase of common stock	(521)	—	(521)

Net cash provided by (used in) financing activities	(443)	—	(443)

Net increase (decrease) in cash and cash equivalents	2,549	—	2,549
CASH AND CASH EQUIVALENTS, beginning of period	17,383	—	17,383

CASH AND CASH EQUIVALENTS, end of period	$19,932	$—	$19,932

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$5,399	—	$5,399

Issuance of common stock pursuant to agreement with NFL	$1,333	—	$1,333

Issuance of common stock warrants pursuant to consulting agreement	$37	—	$37

Issuance of common stock warrants pursuant to the NFLPA agreement	$51	—	$51

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	—	$417

	Six Months Ended June 30, 2002
	As previously reported	Restatement adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(28,563)	$(1,321)	$(29,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,474	—	4,474
Amortization of equity issued to Viacom for promotion	12,643	—	12,643
Deferred compensation costs	245	1,345	1,590
Bad debt and other expense	2,037	239	2,276
Changes in operating assets and liabilities
Accounts receivable	(1,381)	(354)	(1,735)
Prepaid expenses and other current assets	493	—	493
Accounts payable	(313)	—	(313)
Accrued liabilities	1,674	357	2,031
Deferred revenue	(556)	(266)	(822)

Net cash used in operating activities	(9,247)	—	(9,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	—	—
Sales of available-for-sale securities	—	—	—
Purchases of held-to-maturity securities	(29,821)	305	(29,516)
Proceeds from maturity of held-to-maturity securities	18,839	—	18,839
Purchases of property and equipment	(334)	—	(334)
Net decrease (increase) in restricted cash	52	—	52

Net cash provided by (used in) investing activities	(11,264)	305	(10,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	53	—	53

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2) RESTATEMENT:—(Continued)

	Six Months Ended June 30, 2002
	As previously reported	Restatement adjustments	Restated
Repurchase of restricted stock from employees	(156)	—	(156)

Net cash provided by (used in) financing activities	(103)	—	(103)

Net increase (decrease) in cash and cash equivalents	(20,614)	305	(20,309)
CASH AND CASH EQUIVALENTS, beginning of period	30,322	(305)	30,017

CASH AND CASH EQUIVALENTS, end of period	$9,708	$—	$9,708

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$20,000	—	$20,000

Issuance of common stock warrants pursuant to consulting agreement	$6	—	$6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	—	$417

Cash paid for income taxes	$31	—	$31

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

Earnings (loss) per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all of the Company’s convertible subordinated notes (“Convertible Subordinated Notes”) (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 256,091 shares issuable upon conversion of the Convertible Subordinated Notes at June 30, 2003 and there were 5,354,706 options and warrants outstanding in the aggregate at June 30, 2003 that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the Convertible Subordinated Notes and upon exercise of the options and warrants were not included in the computation of diluted loss per share for all periods presented because to do so would have been antidilutive.

Revenue by Type

Revenue by type for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
				(As restated)
Advertising and marketing services	$7,527	$7,719	$18,795	$21,210
Subscription and premium products	1,317	1,173	2,059	1,650

	$8,844	$8,892	$20,854	$22,860

Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for 0% and approximately 17% of total revenue for the three months ended June 30, 2003 and 2002, respectively. Barter transactions accounted for 0% and approximately 17% of total revenue for the six months ended June 30, 2003 and 2002, respectively. Barter transactions are recorded based upon, and to the extent of, similar recent cash transactions of the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

Restructuring Charge

In April 2001, the Company began implementing several cost-saving initiatives, which continued into 2002. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a substantial reduction in the Company’s workforce. Severance and rent payments relating to this cost restructuring plan were approximately $18 and $26 for the three months ended June 30, 2003 and 2002, respectively, and were approximately $40 and $100 for the six months ended June 30, 2003 and 2002, respectively, with a remaining accrual balance at June 30, 2003 of $27.

In April 2002, the Company announced the resignation of its chief technology officer and the expansion of responsibilities of its president of product development. As part of this change in personnel, the Company further integrated its fantasy sports operations into its other operations and technology departments. In August 2002, the Company announced the resignation of its president of corporate and business development and integrated its business development and legal affairs departments into the sales and finance departments, respectively. As a result of these resignations and reorganization, the Company eliminated approximately twenty-seven redundant positions. Severance payments during the three and six months ended June 30, 2003 were $308 and $634, respectively, with a remaining accrual balance as of June 30, 2003 of $568. Severance payments during both the three and six months ended June 30, 2002 were $346.

Comprehensive Loss

Comprehensive loss is comprised of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to amounts that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net loss because these transactions or events were attributed to changes from non-owner sources. The Company’s other comprehensive income (loss) for the three and six months ended June 30, 2003 was a loss of $6 and a gain of $65, respectively, and was comprised of unrealized gains and losses on available-for-sale marketable securities. For the three and six months ended June 30, 2003 the Company’s comprehensive loss was $13,300 and $23,055, respectively. For the three and six months ended June 30, 2002 the Company’s comprehensive loss was equal to the Company’s net loss.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

The Company’s pro forma information follows for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(As Restated, see Note 2)
Net loss – as reported	$(13,294)	$(17,039)	$(23,120)	$(29,884)
Stock-based compensation expense included in reported net loss	285	428	583	826
Total stock-based compensation determined under fair value based method for all awards	(1,728)	(2,802)	(3,853)	(5,852)

Pro forma net loss	$(14,737)	$(19,413)	$(26,390)	$(34,910)

Loss per share:
basic and diluted – as reported	$(0.31)	$(0.50)	$(0.58)	$(0.87)

Loss per share:
basic and diluted – pro forma	$(0.35)	$(0.57)	$(0.66)	$(1.02)

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.3%-2.9%	4.2%-4.7%	2.3%-2.9%	4.2%-4.7%
Dividend yield	0%	0%	0%	0%
Expected volatility factor	90%	90%	90%	90%
Expected life (years)	5.75	4.39	5.19	4.39
Weighted average fair value per option	$1.62	$0.96	$1.24	$2.36

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding vesting period. Stock based compensation associated with the issuance of restricted stock was $273 and $446 during the three months ended June 30, 2003 and 2002, respectively. Stock based compensation associated with the issuance of restricted stock was $545 and $763 during the six months ended June 30, 2003 and 2002, respectively.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(4) DISCONTINUED OPERATIONS:—(Continued)

Results of operations from the discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE	$420	$2,137	$1,116	$4,360
COST OF REVENUE	471	458	1,059	969

GROSS PROFIT (LOSS)	(51)	1,679	57	3,391

OPERATING EXPENSES:
Sales and marketing	52	92	127	206
General and administrative	53	115	134	185
Depreciation and amortization	—	7	7	14

Total operating expenses	105	214	268	405

(LOSS) INCOME FROM OPERATIONS	(156)	1,465	(211)	2,986
INTEREST AND OTHER INCOME, net	—	1	1	2

NET (LOSS) INCOME	$(156)	$1,466	$(210)	$2,988

The assets and liabilities of the disposal group as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$43	$149
Prepaid expenses and other current assets	3	6

Total current assets	46	155

PROPERTY AND EQUIPMENT, net	25	31
GOODWILL	147	2,017
OTHER ASSETS	6	1

Total assets	$224	$2,204

LIABILITIES:
Accounts payable	$—	$51
Accrued liabilities	24	86

Total liabilities	$24	$137

(5) GOODWILL AND OTHER LONG-LIVED ASSETS:

The Company acquired Daedalus World Wide Corporation in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880. The Company recognized a goodwill write-down during the year ended December 31, 2001 of $17,000 related to the

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(5) GOODWILL AND OTHER LONG-LIVED ASSETS:—(Continued)

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

In April 2000, the Company, through its then wholly owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation (“DBC Sports”). The purchase resulted in goodwill of $12,323. In 2001, the Company recorded a goodwill write-down of $4,600, to reflect a reduction in the estimated value of its investment in DBC Sports. The assessment of goodwill was based on historical operating results, undiscounted future cash flows and the market values of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company recorded an additional goodwill write-down of $2,650 to adjust the value of its investment in DBC Sports to its estimated fair value. At December 31, 2002, the Company had goodwill of $2,017 recorded for DBC Sports, which is included in assets held for sale at such date.

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

(7) RECENTLY ISSUED ACCOUNTING STANDARDS:—(Continued)

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

Results of Operations

Revenue

Total revenue for the three months ended June 30, 2003 was $8,844,000 compared to $8,892,000 for the three months ended June 30, 2002. Total revenue for the six months ended June 30, 2003 was $20,854,000 compared to $22,860,000 for the six months ended June 30, 2002. Advertising and marketing services revenue for the three months ended June 30, 2003 was $7,527,000 compared to $7,719,000 for the three months ended June 30, 2002. Advertising and marketing services revenue for the six months ended June 30, 2003 was $18,795,000 compared to $21,210,000 for the six months ended June 30, 2002. Advertising and marketing services revenue for the three months ended June 30, 2003 and 2002 represented 85% and 87%, respectively, of total revenue. Advertising and marketing services revenue for the six months ended June 30, 2003 and 2002 represented 90% and 93%, respectively, of total revenue. The decrease in advertising and marketing services revenue was primarily due to a decrease in barter advertising revenue, resulting from management’s decision to limit barter transactions. While the Company may enter into barter arrangements from time to time, the Company does not expect to recognize barter advertising revenue, nor the offsetting marketing expense, in future periods. Excluding barter revenue from the prior year, advertising and marketing services revenue increased 22% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was mainly due to the NCAA men’s basketball tournament dates extending further into April as compared to 2002, resulting in more related advertising revenue being recorded during the three months ended June 30, 2003 than in the same period of the prior year. Also contributing to the increase was higher advertising revenue associated with the PGATOUR.com.

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

Cost of Revenue

Cost of revenue for the three months ended June 30, 2003 and 2002 was $4,889,000 and $4,772,000, respectively. Cost of revenue for the six months ended June 30, 2003 and 2002 was $8,702,000 and $9,217,000, respectively. Cost of revenue increased by $117,000 in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in cost of revenue for the three months ended June 30, 2003 as compared to last year was mainly due to the additional revenue share generated from the NCAA Division I Men’s Basketball Championship. This was offset by lower merchandise cost of goods sold due to the agreement entered into in 2002 with GSI Commerce, Inc. (“GSI”) under which GSI was named the exclusive operator of the Company’s online store, marketed under the MVP.com brand name. Previously, the Company had been operating certain parts of the online store itself, and accordingly, certain merchandise and other costs were incurred during the three and six months ended June 30, 2002 that became the responsibility of GSI during the latter half of 2002. Additionally, telecommunications expenses related to the support and delivery of the Company’s services decreased due to lower negotiated rates charged by carriers. Cost of revenue decreased for the six months ended June 30, 2003 as compared to the same period in 2002 due to lower merchandise costs, telecommunications expenses and revenue share associated with the NFL agreement offset by increases in revenue share expense generated by the NCAA tournament. As a percentage of revenue, cost of revenue increased to 55% for the three months ended June 30, 2003 from 54% for the three months ended June 30, 2002. As a percentage of revenue, cost of revenue increased to 42% for the six months ended June 30, 2003 from 40% for the six months ended June 30, 2002.

Operating Expenses

Amortization of equity issued to Viacom for promotion. Amortization of equity issued to Viacom for promotion expense consists of the amortization expense primarily for the Company’s agreement with CBS, a subsidiary of Viacom, and, to a lesser extent, the Company’s agreement with Westwood One, pursuant to which the Company issued equity instruments in exchange for advertising and promotion. For the three months ended June 30, 2003 and 2002, amortization of equity issued to Viacom for promotion was $5,572,000 and $6,322,000, respectively. For the six months ended June 30, 2003 and 2002, amortization of equity issued to Viacom for promotion was $11,143,000 and $12,643,000, respectively. The decrease in the three and six months ended June 30, 2003 compared to the same period in 2002 is due to the extension of the agreement with Westwood One in 2002, that did not require the issuance of additional equity or other financial consideration. As a percentage of revenue, amortization of equity issued to Viacom for promotion decreased to 63% for the three months ended June 30, 2003 from 71% for the three months ended June 30, 2002 and decreased to 53% for the six months ended June 30, 2003 from 55% for the six months ended June 30, 2002.

Sales and Marketing – Other. For the three months ended June 30, 2003 and 2002, sales and marketing – other expense was $4,858,000 and $6,504,000, respectively. Sales and marketing – other expense for the six months ended June 30, 2003 and 2002 was $10,385,000 and $14,545,000, respectively. The decrease in sales and marketing - other expense was primarily due to the lack of barter expense resulting from the Company’s not recording any barter revenue during the three and six months ended June 30, 2003. Additionally the discontinuation of the loyalty program contributed to the decrease in expense. Barter transactions accounted for 0% and approximately 24% of sales and marketing expense for the three months ended June 30, 2003 and 2002, respectively. Barter transactions accounted for 0% and approximately 27% of sales and marketing – other expense for the six months ended June 30,

2003 and 2002, respectively. As a percentage of revenue, sales and marketing – other expense decreased to 55% for the three months ended June 30, 2003 from 73% for the three months ended June 30, 2002. As a percentage of revenue, sales and marketing – other expense decreased to 50% for the six months ended June 30, 2003 from 64% for the six months ended June 30, 2002.

General and Administrative. General and administrative expense for the three months ended June 30, 2003 and 2002 was 5,090,000 and $6,254,000, respectively. For the six months ended June 30, 2003 and 2002 general and administrative expense was $10,451,000 and $13,408,000, respectively. The decrease in general and administrative expense in the three and six months ended June 30, 2003 was primarily attributable to reduced payroll expense as a result of the Company’s cost restructuring program and reduced bad debt expense due to the recovery of a previously written off account. As a percentage of revenue, general and administrative expense decreased to 58% for the three months ended June 30, 2003 from 70% for the three months ended June 30, 2002. As a percentage of revenue, general and administrative expense decreased to 50% for the six months ended June 30, 2003 from 59% for the six months ended June 30, 2002.

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

Discontinued operations. Discontinued operations had a loss of $156,000 for the three months ended June 30, 2003 and income of $1,466,000 for the three months ended June 30, 2002. Discontinued operations had a loss of $210,000 for the six months ended June 30, 2003 and income of $2,988,000 for the six months ended June 30, 2002. The variance relates primarily to a decrease in advertising revenue from discontinued operations while operating expenses remained relatively constant. On February 26, 2003, the Company announced its intention to sell its gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. On June 23, 2003 the Company completed the sale of its VegasInsider.com subsidiary to Sports Information Ltd. a United Kingdom company. The Company expects to dispose of Las Vegas Sports Consultants by the end of 2003.

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

Net cash used in operating activities was $6,136,000 and $9,247,000 for the six months ended June 30, 2003 and 2002, respectively. The principal uses of cash for the six months ended June 30, 2003 was to fund the Company’s net loss of $23,120,000, offset by adjustments to net loss not affecting cash flow of $15,033,000 and by changes in working capital of $1,951,000. The principal uses of cash for the six months ended June 30, 2002 were to fund the Company’s net loss of $29,884,000 and changes in working capital of $346,000, offset by adjustments to net loss not affecting cash flow of $20,983,000. The adjustments to net loss to determine cash flow in both periods include depreciation and amortization, amortization of equity issued to Viacom for promotion, and other non-cash items.

Net cash provided by investing activities was $9,128,000 for the six months ended June 30, 2003 and net cash used in investing activities was $10,959,000 for the six months ended June 30, 2002. Investing activities during the six months ended June 30, 2003 consisted primarily of net sales of marketable securities and the net proceeds from the sale of discontinued operations, offset by purchases of property and equipment. Investing activities during the six months ended June 30, 2002 consisted primarily of net purchases of marketable securities.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery -of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus are not expected to have a significant effect on the Company’s financial position or operating results.

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