Form 10-Q
period 2003-09-30
SPORTSLINE COM INC
filed 2003-11-19
CIK 945688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of common stock outstanding as of November 6, 2003: 42,684,885

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	(Unaudited) September 30, 2003	December 31, 2002

		(As restated, See Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,675	$17,383
Marketable securities	3,593	3,866
Accounts receivable, net	9,059	7,913
Due from CBS	2,955	1,782
Prepaid expenses and other current assets	2,333	1,698
Assets held for sale	242	2,204

Total current assets	35,857	34,846

DEFERRED ADVERTISING AND CONTENT – CBS	7,428	9,143
PROPERTY AND EQUIPMENT, net	6,088	7,537
NONCURRENT MARKETABLE SECURITIES	16,432	16,376
GOODWILL	16,194	16,194
OTHER ASSETS	2,301	8,027

	$84,300	$92,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,879	$1,567
Accrued liabilities	7,504	9,129
Due to CBS	8,549	1,507
Deferred revenue	13,619	2,052
Liabilities held for sale	123	137

Total current liabilities	31,674	14,392

DUE TO CBS	4,600	—
DUE TO NFL	3,453	4,320
OTHER LONG TERM LIABILITIES	2,203	2,563
CONVERTIBLE SUBORDINATED NOTES	16,678	16,678

Total liabilities	58,608	37,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 44,386,488 and 38,256,024 issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	444	383
Additional paid-in capital	405,959	399,497
Stock refund receivable	(1,285)	—
Accumulated other comprehensive income	95	23
Deferred compensation costs	(6,556)	(8,032)
Accumulated deficit	(372,965)	(337,701)

Total shareholders’ equity	25,692	54,170

	$84,300	$92,123

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
		(As restated, See Note 2)		(As restated, See Note 2)
REVENUE	$14,032	$13,369	$34,886	$36,230
COST OF REVENUE	5,587	6,178	14,288	15,395

GROSS PROFIT	8,445	7,191	20,598	20,835

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,571	5,821	16,714	18,464
Other	5,960	5,843	16,345	20,388
General and administrative	5,152	6,259	15,605	19,666
Depreciation and amortization	1,040	2,509	3,606	6,969
Write-down of e-commerce assets	2,800	—	2,800	—
Restructuring charge	—	1,101	—	2,499

Total operating expenses	20,523	21,533	55,070	67,986

LOSS FROM CONTINUING OPERATIONS	(12,078)	(14,342)	(34,472)	(47,151)
INTEREST EXPENSE	(227)	(228)	(711)	(683)
INTEREST AND OTHER INCOME, net	186	177	438	571

LOSS BEFORE DISCONTINUED OPERATIONS AND TAX BENEFIT	(12,119)	(14,393)	(34,745)	(47,263)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(25)	1,384	(234)	4,371
LOSS FROM SALE OF DISCONTINUED OPERATIONS	—	—	(285)	—

TAX BENEFIT	—	720	—	720

NET LOSS	$(12,144)	$(12,289)	$(35,264)	$(42,172)

BASIC AND DILUTED LOSS PER SHARE
Loss before discontinued operations and tax benefit	$(0.28)	$(0.40)	$(0.84)	$(1.36)
(Loss) income from discontinued operations	—	0.04	(0.01)	0.13
Loss from sale of discontinued operations	—	—	(0.01)	—
Tax benefit	—	0.02	—	0.02

LOSS PER SHARE - BASIC AND DILUTED	$(0.28)	$(0.34)	$(0.86)	$(1.21)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	43,502,652	36,028,544	41,138,020	34,839,315

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

(As Restated, See Note 2)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Stock Refund Receivable	Deferred Compensation Costs	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 2002	38,256,024	$383	$399,497	$—	$(8,032)	$23	$(337,701)

Issuance of common stock pursuant to agreement with CBS	5,454,428	54	5,345	—	—	—	—

Issuance of common stock pursuant to NFL agreement	1,049,869	10	1,323	—	—	—	—

Issuance of common stock pursuant to the employee stock purchase plan	58,406	1	49	—	—	—	—

Issuance of common stock warrants pursuant to consulting agreement	—	—	37	—	—	—	—

Issuance of common stock warrants pursuant to NFLPA agreement	—	—	51	—	—	—	—

Repurchase of restricted shares	(68,104)	(1)	(136)

Repurchase of common stock	(475,404)	(4)	(517)	—	—	—	—

Issuance of common stock from exercise of employee options	111,269	1	100	—	—	—	—

Amortization of deferred compensation costs and effect of forfeitures	—	—	210	—	1,476	—	—

Receivable due to termination of AOL agreement	—	—	—	(1,285)	—	—	—

Comprehensive loss:
Net loss	—	—	—	—	—	—	(35,264)	$(35,264)
Unrealized gains on marketable securities	—	—	—	—	—	72	—	72

Comprehensive loss								$(35,192)

Balances at September 30, 2003	44,386,488	$444	$405,959	$(1,285)	$(6,556)	$95	$(372,965)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Nine Months Ended September 30,

	2003	2002
		(As restated, See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,264)	$(42,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,612	6,990
Amortization of equity issued to third parties	17,849	19,584
Noncash stock compensation expense	1,669	2,602
Other noncash expenses	(577)	342
Loss on sale of discontinued operations	285	—
Write-down of e-commerce assets	2,800	—
Changes in operating assets and liabilities:
Accounts receivable	(1,516)	(2,219)
Prepaid expenses and other current assets	(705)	2,670
Accounts payable	269	(349)
Accrued liabilities	390	5,552
Deferred revenue	11,634	6,124

Net cash provided by (used in) operating activities	446	(876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(13,810)	—
Sales of available-for-sale securities	10,113	—
Purchases of held-to-maturity securities	(3,292)	(33,306)
Proceeds from maturity of held-to-maturity securities	7,094	32,051
Purchases of property and equipment	(1,159)	(1,177)
Sale of intangible assets	—	155
Purchases of licenses	(250)	—
Proceeds from divestiture of business	1,460	—
Net change in restricted cash	197	54

Net cash provided by (used in) investing activities	353	(2,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of restricted shares of common stock from employees	(137)	(235)
Repurchase of common stock	(521)	—
Net proceeds from issuance of common stock and exercise of common stock warrants and options	151	56

Net cash used in financing activities	(507)	(179)

Net increase (decrease) in cash and cash equivalents	292	(3,278)
CASH AND CASH EQUIVALENTS, beginning of period	17,383	30,017

CASH AND CASH EQUIVALENTS, end of period	$17,675	$26,739

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$5,399	$20,000

Issuance of common stock pursuant to agreement with AOL	$—	$2,000

Issuance of common stock pursuant to agreement with NFL	$1,333	$—

Issuance of common stock pursuant to termination of consulting agreement	$—	$246

Issuance of common stock warrants pursuant to NFLPA agreement	$51	$—

Issuance of common stock warrants pursuant to consulting agreement	$37	$6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	$417

Cash paid for income taxes	$—	$31

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

SportsLine.com, Inc. (“SportsLine.com” or the “Company”) publishes one of the most comprehensive collections of multimedia sports news and information available on the Internet and offers consumers a broad assortment of merchandise and subscription and premium services, including fantasy leagues and contests. The Company’s flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com in March 1997 as part of an exclusive promotional and content agreement with CBS Broadcasting Inc. (“CBS”). The Company has strategic relationships with CBS, Westwood One, the National Football League (the “NFL”), the National Collegiate Athletic Association (the “NCAA”) and the PGA TOUR. The Company distributes a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations; produces and offers fantasy league products, contests and other games; and produces and distributes entertaining, interactive and original programming such as editorials and analyses from its in-house staff and freelance journalists.

On February 26, 2003 the Company announced its intention to dispose of its gaming operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. On June 23, 2003 the Company completed the sale of its VegasInsider.com subsidiary to Sports Information Ltd., a United Kingdom company. The operating results of VegasInsider.com through the date of sale have been reflected as discontinued operations in the Company’s consolidated financial statements. The assets and liabilities of VegasInsider.com as of December 31, 2002 are reflected as held for sale in the Company’s consolidated balance sheet. The operating results of Las Vegas Sports Consultants are reflected as discontinued operations in the Company’s consolidated financial statements. The assets and liabilities of Las Vegas Sports Consultants operations are reflected as held for sale in the Company’s consolidated balance sheets as of September 30, 2003 and December 31, 2002. On October 29, 2003, the Company entered into a definitive agreement for the sale of Las Vegas Sports Consultants, subject to a number of closing conditions, many of which are beyond the Company’s control. Although as of the filing of this report management expects to complete the disposition by year-end, there is no assurance that this will occur.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2003. Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major sporting events and sports seasons, such as the NCAA Division I Men’s Basketball Championship and the National Football League season. In addition, the effect of such seasonal fluctuations could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the Ryder Cup, which do not occur every year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002.

(2) RESTATEMENT:

Following the recommendation of management and the concurrence of the Audit Committee of the Board of Directors, the Company made a determination to restate its previously filed financial statements as of and for the years ended December 31, 2001 and 2002 and as of and for the periods ended March 31, 2002 and 2003, June 30, 2002 and 2003 and September 30, 2002. All of the information contained in this report for the foregoing periods, as applicable, reflects such restatement. The restatements are being made primarily to correct an error in the way the Company had previously accounted for employee stock option grants and certain other grants of equity instruments and to make other adjustments which were identified by the Company’s current auditors during the course of their re-audit of 2001. The restated transactions relating to the three and nine month period ended September 30, 2002 that the Company believes are the more significant are described in detail below and have been grouped under headings for convenience only:

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(2) RESTATEMENT:—(Continued)

Stock Compensation

•	The Company historically has accounted for employee stock options using the intrinsic value method of accounting as outlined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly no compensation expense was recorded for stock option grants pursuant to APB Opinion No. 25 because the Company believed it had granted the stock options to its employees with an exercise price equal to the market price on the measurement date of each grant. The Company has since determined that it made an error in determining the measurement dates of employee stock option grants, which had an effect on the intrinsic value of such grants. The Company has recorded expense related to those grants of $906 and $2,250 for the three and nine months ended September 30, 2002, respectively.

Revenue

•	Revenue has been increased by $570 in the restated financial statements for the nine months ended September 30, 2002 as a result of the reversal of credits given during 2002 to certain advertising clients relating to revenue recognized during 2001 and the deferral of certain revenue until 2002 which had previously been recognized during 2001. No adjustment was made for the three months ended September 30, 2002.

Expenses

•	During 2001, the Company over-accrued for certain tax, insurance, bad debt and cost of revenue expenses and under-accrued for certain tax and other miscellaneous expenses. The net effect of these adjustments was $546, resulting in a decrease in general and administrative expense of $501 and a decrease in cost of revenue of $45 in 2001. General and administrative expense and cost of revenue were increased by corresponding amounts in the restated financial statements for the nine months ended September 30, 2002. No adjustment was made for the three months ended September 30, 2002.

Weighted Average Shares Outstanding

•	The number of weighted average shares outstanding has been adjusted to exclude shares of restricted stock that had not yet vested and remain subject to forfeiture.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(2) RESTATEMENT:—(Continued)

The following audited consolidated balance sheet and unaudited statements of operations, statement of stockholders’ equity and statement of cash flows reconcile the previously reported and restated financial information. Note that the amounts shown as previously reported have been restated to show the results of VegasInsider.com and Las Vegas Sports Consultants separately as discontinued operations as discussed in Note 4.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(2) RESTATEMENT:—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2002

	As previously Reported	Restatement adjustments	Restated

REVENUE	$13,369	$—	$13,369
COST OF REVENUE	6,144	34	6,178

GROSS PROFIT	7,225	(34)	7,191

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	5,821	—	5,821
Other	5,783	60	5,843
General and administrative	5,463	796	6,259
Depreciation and amortization	2,509	—	2,509
Restructuring charge	1,101	—	1,101

Total operating expenses	20,677	856	21,533

LOSS FROM CONTINUING OPERATIONS	(13,452)	(890)	(14,342)
INTEREST EXPENSE	(228)	—	(228)
INTEREST AND OTHER INCOME, net	177	—	177

LOSS BEFORE DISCONTINUED OPERATIONS AND TAX BENEFIT	(13,503)	(890)	(14,393)

INCOME FROM DISCONTINUED OPERATIONS	1,400	(16)	1,384

TAX BENEFIT	720	—	720

NET LOSS	$(11,383)	$(906)	$(12,289)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss before discontinued operations and tax benefit	$(0.36)		(0.40)
Income from discontinued operations	0.04		0.04
Tax benefit	0.02		0.02

LOSS PER SHARE - BASIC AND DILUTED	$(0.30)		$(0.34)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	37,654,010	(1,625,466)	36,028,544

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(2) RESTATEMENT:—(Continued)

	Nine Months Ended September 30, 2002

	As previously reported	Restatement adjustments	Restated

REVENUE	$35,660	$570	$36,230
COST OF REVENUE	15,266	129	15,395

GROSS PROFIT	20,394	441	20,835

OPERATING EXPENSES:
Sales and marketing:
Amortization of equity issued to Viacom for promotion	18,464	—	18,464
Other	20,239	149	20,388
General and administrative	17,187	2,479	19,666
Depreciation and amortization	6,969	—	6,969
Restructuring charge	2,499	—	2,499

Total operating expenses	65,358	2,628	67,986

LOSS FROM CONTINUING OPERATIONS	(44,964)	(2,187)	(47,151)
INTEREST EXPENSE	(683)	—	(683)
INTEREST AND OTHER INCOME, net	571	—	571

LOSS BEFORE DISCONTINUED OPERATIONS AND TAX BENEFIT	(45,076)	(2,187)	(47,263)
INCOME FROM DISCONTINUED OPERATIONS	4,410	(39)	4,371
TAX BENEFIT	720	—	720

NET LOSS	$(39,946)	$(2,226)	$(42,172)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss before discontinued operations and tax benefit	$(1.23)		$(1.36)
Income from discontinued operations	0.12		0.13
Tax benefit	0.02		0.02

LOSS PER SHARE – BASIC AND DILUTED	$(1.09)		$(1.21)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	36,610,606	(1,771,291)	34,839,315

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(2) RESTATEMENT:—(Continued)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2002

	As previously reported	Restatement adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(39,946)	$(2,226)	$(42,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,990	—	6,990
Amortization of equity issued to Viacom for promotion	19,584	—	19,584
Noncash stock compensation expense	352	2,250	2,602
Bad debt and other expense	103	239	342
Changes in operating assets and liabilities
Accounts Receivable	(1,865)	(354)	(2,219)
Prepaid expenses and other current assets	2,670		2,670
Accounts payable	(349)	—	(349)
Accrued Liabilities	5,195	357	5,552
Deferred Revenue	6,390	(266)	6,124

Net cash used in operating activities	(876)	—	(876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	—	—
Sales of available-for-sale securities	—	—	—
Purchases of held-to-maturity securities	(33,306)	—	(33,306)
Proceeds from maturity of held-to-maturity securities	31,746	305	32,051

Purchases of property and equipment	(1,177)	—	(1,177)
Sale of intangible asset	155	—	155
Net decrease (increase) in restricted cash	54	—	54

Net cash provided by (used in) investing activities	(2,528)	305	(2,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	56	—	56
Repurchase of common stock	(235)	—	(235)

Net cash provided by (used in) financing activities	(179)	—	(179)

Net increase (decrease) in cash and cash equivalents	(3,583)	305	(3,278)
CASH AND CASH EQUIVALENTS, beginning of period	30,322	(305)	30,017

CASH AND CASH EQUIVALENTS, end of period	$26,739	$—	$26,739

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$20,000	—	$20,000

Issuance of common stock pursuant to agreement with AOL	$2,000	—	$2,000

Issuance of common stock pursuant to termination of consulting agreement	$246	—	$246

Issuance of common stock warrants pursuant to consulting agreement	$6	—	$6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	—	$417

Cash paid for income taxes	$31	—	$31

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

Earnings (loss) per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all of the Company’s convertible subordinated notes (“Convertible Subordinated Notes”) (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were 256,091 shares issuable upon conversion of the Convertible Subordinated Notes at September 30, 2003 and there were 5,104,930 options and warrants outstanding in the aggregate at September 30, 2003 that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the Convertible Subordinated Notes and upon exercise of the options and warrants were not included in the computation of diluted loss per share for all periods presented because to do so would have been antidilutive.

Revenue by Type

Revenue by type for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
				(As Restated)
Advertising and marketing services	$10,011	$10,150	$28,806	$31,361
Subscription and premium products	4,021	3,219	6,080	4,869

	$14,032	$13,369	$34,886	$36,230

Barter transactions, in which the Company received advertising or other services or goods in exchange for content or advertising on its Web sites, accounted for 0% and approximately 5% of total revenue for the three months ended September 30, 2003 and 2002, respectively. Barter transactions accounted for 0% and approximately 12% of total revenue for the nine months ended September 30, 2003 and 2002, respectively. Barter transactions are recorded based upon, and to the extent of, similar recent cash transactions of the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions.

Restructuring Charge

In April 2001, the Company began implementing several cost-saving initiatives, which continued into 2002. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a substantial reduction in the Company’s workforce. Severance and rent payments relating to this cost restructuring plan were approximately $18 and $26 for the three months ended September 30, 2003 and 2002, respectively, and were approximately $55 and $114 for the nine months ended September 30, 2003 and 2002, respectively, with a remaining accrual balance at September 30, 2003 of $6.

In April 2002, the Company announced the resignation of its chief technology officer and the expansion of responsibilities of its president of product development. As part of this change in personnel, the Company further integrated its fantasy sports operations into its other operations and technology departments. In August 2002, the Company announced the resignation of its president of corporate and business development and integrated its business development and legal affairs departments into the sales and finance departments, respectively. As a result of these resignations and the reorganization, the Company eliminated approximately twenty-seven redundant positions. Severance payments during the three months ended September 30, 2003 and 2002 were $214 and $417, respectively, and were $848 and $883 during the nine months ended September 30, 2003 and 2002, respectively, with a remaining accrual balance as of September 30, 2003 of $326.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

Comprehensive Loss

Comprehensive loss is comprised of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to amounts that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net loss because these transactions or events were attributed to changes from non-owner sources. The Company’s other comprehensive income (loss) for the three and nine months ended September 30, 2003 was a gain of $7 and a gain of $72, respectively, and was comprised of unrealized gains and losses on available-for-sale marketable securities. For the three and nine months ended September 30, 2003, the Company’s comprehensive loss was $12,137 and $35,192, respectively. For the three and nine months ended September 30, 2002, the Company’s comprehensive loss was equal to the Company’s net loss.

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

Pro forma information is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model.

The Company’s pro forma information follows for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
		(As Restated)		(As Restated)
Net loss – as reported	$(12,144)	$(12,289)	$(35,264)	$(42,172)
Stock-based compensation expense included in reported net loss	285	459	868	1,284
Total stock-based compensation determined under fair value based method for all awards	(1,254)	(2,802)	(5,107)	(8,654)

Pro forma net loss	$(13,113)	$(14,632)	$(39,503)	$(49,542)

Loss per share:
basic and diluted – as reported	$(0.28)	$(0.34)	$(0.86)	$(1.21)

Loss per share:
basic and diluted – pro forma	$(0.30)	$(0.41)	$(0.96)	$(1.42)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
Risk-free interest rate	2.9%-3.2%	2.9%-3.8%	2.3%-3.2%	2.9%-4.7%
Dividend yield	0%	0%	0%	0%
Expected volatility factor	90%	90%	90%	90%
Expected life (years)	5.75	4.39	5.19	4.39
Weighted average fair value per option	$1.15	$0.69	$1.24	$1.61

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding vesting period. Stock based compensation associated with the issuance of restricted stock was $273 and $555 during the three months ended September 30, 2003 and 2002, respectively. Stock based compensation associated with the issuance of restricted stock was $818 and $1,345 during the nine months ended September 30, 2003 and 2002, respectively.

(4) DISCONTINUED OPERATIONS:

On February 26, 2003, the Company announced its intention to sell its gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. On June 23, 2003 the Company completed the sale of its VegasInsider.com subsidiary to Sports Information Ltd., a United Kingdom company. On October 29, 2003, the Company entered into a definitive agreement for the sale of Las Vegas Sports Consultants, subject to a number of closing conditions, many of which are beyond the Company’s control. The Company expects to complete the disposition of Las Vegas Sports Consultants by the end of 2003, although there can be no assurance that this will occur.

VegasInsider.com generated revenue from advertising and the sale of premium subscription products while Las Vegas Sports Consultants generates revenue from sales of statistical content data. Advertising and subscription products revenue is recognized ratably over the applicable contract period while statistical data revenue is recognized on a monthly basis.

The results of VegasInsider.com and Las Vegas Sports Consultants have been shown separately as discontinued operations, and prior periods presented have been restated. The assets and liabilities of the discontinued operations have been classified separately in the September 30, 2003 and December 31, 2002 consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(4) DISCONTINUED OPERATIONS:—(Continued)

Results of operations from the discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
REVENUE	$277	$2,156	$1,393	$6,517
COST OF REVENUE	236	491	1,294	1,460

GROSS PROFIT	41	1,666	99	5,057

OPERATING EXPENSES:
Sales and marketing - other	8	198	135	405
General and administrative	58	77	192	263
Depreciation and amortization	—	7	7	20

Total operating expenses	66	282	334	688

(LOSS) INCOME FROM OPERATIONS	(25)	1,383	(235)	4,369
INTEREST AND OTHER INCOME, net	—	1	1	2

NET (LOSS) INCOME	$(25)	$1,384	$(234)	$4,371

The assets and liabilities of the disposal group as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$62	$149
Prepaid expenses and other current assets	3	6

Total current assets	65	155

PROPERTY AND EQUIPMENT, net	24	31
GOODWILL	147	2,017
OTHER ASSETS	6	1

Total assets	$242	$2,204

LIABILITIES:
Accounts payable	$—	$51
Accrued liabilities	24	86
Deferred revenue	99	—

Total liabilities	$123	$137

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(5) GOODWILL AND OTHER LONG-LIVED ASSETS:

The Company acquired Daedalus World Wide Corporation in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880. The Company recognized a goodwill write-down during the year ended December 31, 2001 of $17,000 related to the reduced estimate of the value of its investment in Daedalus World Wide Corporation. The Company’s assessment of its goodwill impairment was based on historical operations, undiscounted future cash flows and the market values of similar entities. The Company performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, the Company found no further impairment of its goodwill. At September 30, 2003, the Company had goodwill of $16,194 recorded for Daedalus World Wide Corporation.

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

In January 2001, the Company acquired, at a cost of $6,000, certain assets of MVP.com, Inc. (“MVP”), which had ceased business operations, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com. The cost of these assets was being amortized using the straight-line method over five years. The Company recorded a write-down in the third quarter 2003 of the remaining carrying value of such assets, totaling $2,800, to reflect a reduction in the estimated value of the e-commerce assets it acquired from MVP.com.

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

NFL.com. In July 2001, the Company entered into an agreement with the NFL, CBS and AOL (the “NFL Agreement”). The Company is responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement, $8,050 has been paid as of September 30, 2003, and the Company is obligated to make additional payments totaling $16,000 as follows: $3,000 for the remainder of the third year ending July 2004; $6,000 for the fourth year ending July 2005; and $7,000 for the fifth year ending July 2006. In addition, the Company issued to the NFL 1,049,869 shares of the Company’s common stock in May 2003, valued at $1,333, and 350,000 shares in July 2001, valued at $633. The Company is obligated to make an additional payment in cash or stock, at the Company’s option, equal to $2,667 in 2004. The Company is amortizing its total cost of the rights fee to sales and marketing expense on a straight-line basis over the five-year term of the NFL Agreement.

AOL. In July 2001, the Company extended its agreement with AOL (the “AOL Extension”). Under the terms of the multi-year promotional agreement, the Company paid AOL $1,000 in cash upon execution of the AOL Extension and in July 2002 issued 1,945,525 shares of common stock to AOL with a value equal to $2,000. The Company was obligated to make an additional payment in cash and/or stock, at the Company’s option, equal to $1,000 in 2003. In September 2003, the Company modified its relationship with AOL by terminating its existing agreement and entering into a new agreement. In connection with the termination of the existing agreement, AOL refunded to the Company approximately 1,700,000 shares of common stock in October 2003 which have been retired and cancelled. In addition, the Company was relieved from its obligation in 2003 to pay an additional $1,000 in cash and/or stock to AOL.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(7) RECENTLY ISSUED ACCOUNTING STANDARDS:

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the provisions of EITF 00-21 effective July 1, 2003 and, as a result, when the Company enters into advertising agreements with multiple products and services and is unable to determine the objective fair value of one or more elements, the Company generally recognizes the advertising revenue on a straight-line basis over the term of the agreement.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 is effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 is effective for interim periods ending after December 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations with respect to consolidation of VIEs as there are no VIEs identified which require consolidation. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments within the scope of SFAS 150 will now be required to be classified as a liability. This statement also requires enhanced disclosures regarding alternative methods of settling the instruments and the capital structure of entities. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of the Company’s products and services. Investors are also directed to consider the other risks and uncertainties discussed in the Company’s Securities and Exchange Commission filings, including those discussed under the caption “Risk Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. In addition to these risks, the Company’s business and results of operations may be materially adversely affected by the outcome of the class action securities litigation described in Part II, Item 1. Legal Proceedings. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Restatement

As discussed in Note 2 to the Condensed Consolidated Financial Statements included under Item 1, the Company has restated its Condensed Consolidated Financial Statements for the years ended December 31, 2001 and 2002 and as of and for the periods ended March 31, 2002 and 2003, June 30, 2002 and 2003 and September 30, 2002. All applicable financial information presented in the following discussion and analysis regarding the three and nine month periods ended September 30, 2002 has been restated to take into account the effects of the restatements described in Note 2 to the Condensed Consolidated Financial Statements.

Recent Developments

On September 30, 2003 the Company modified its relationship with America Online, Inc. (“AOL”) by terminating its existing agreement with AOL and entering into a new agreement. Under the terms of the new agreement, the Company will no longer receive promotion from AOL, but will continue to provide certain programming services for the AOL Sports Channel for up to the next 13 months. In connection with the termination of the existing agreement, America Online refunded to the Company approximately 1.7 million shares of common stock which were retired and cancelled. In addition, the Company has been relieved from its obligation in 2003 to pay an additional $1,000,000 in cash and/or stock to AOL.

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

Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the Company’s analysis indicates a possible impairment exists based on undiscounted future cash flows, it is required to then measure impairment based on the estimated fair value of the assets determined either by third party appraisal or projected discounted future cash flows.

•	Effective January 1, 2002, the Company is required at least annually to test for impairment of goodwill. Management believes its estimates and judgments have been reasonable in determining whether the Company’s goodwill has been impaired. If, however, there were a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize an impairment charge.

•	Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to use the intrinsic value based method in accounting for employee stock-based compensation and complies with the pro-forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

•	Advertising and marketing services revenue encompasses advertising and sponsorship sales as well as the Company’s revenue from its direct marketing services and promotion of e-commerce Web sites such as mvp.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on the Company’s Web sites as well as the sale of advertising on Web sites operated by the Company. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that no significant Company obligations remain and collection of the resulting receivable is probable. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” when the Company enters into advertising agreements with multiple products and services the Company evaluates whether it has objective fair value evidence for each element of the agreement. If the Company does, then it accounts for each element of the agreement independently as it is being delivered based on the relevant revenue recognition policies. If the Company is unable to determine objective fair value of one or more elements of the agreement, the Company generally recognizes the advertising revenue on a straight-line basis over the term of the agreement.

Results of Operations

Revenue

Total revenue for the three months ended September 30, 2003 was $14,032,000 compared to $13,369,000 for the three months ended September 30, 2002. Total revenue for the nine months ended September 30, 2003 was $34,886,000 compared to $36,230,000 for the nine months ended September 30, 2002. Advertising and marketing services revenue for the three months ended September 30, 2003 was $10,011,000 compared to $10,150,000 for the three months ended September 30, 2002. Advertising and marketing services revenue for the nine months ended September 30, 2003 was $28,806,000 compared to $31,361,000 for the nine months ended September 30, 2002. Advertising and marketing services revenue for the three months ended September 30, 2003 and 2002 represented 71% and 76%, respectively, of total revenue. Advertising and marketing services revenue for the nine months ended September 30, 2003 and 2002 represented 83% and 87%, respectively, of total revenue. The decrease in advertising and marketing services revenue was primarily due to a decrease in barter advertising revenue, resulting from management’s decision to limit barter transactions. While the Company may enter into barter arrangements from time to time, the Company does not expect to recognize barter advertising revenue, nor the offsetting marketing expense, in future periods. Excluding barter revenue from the prior year, advertising and marketing services revenue increased 5% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 and 7% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was due principally to increased revenue generated from advertising and sponsorship revenue related to NFL.com and fantasy football websites.

Subscription and premium products revenue increased by $802,000 and $1,211,000 in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in subscription and premium products revenue in the three and nine month periods ended September 30, 2003 was due primarily to an increase in fantasy football revenue. Fantasy football subscription billings in 2003 grew to approximately $12,000,000 from $8,800,000 generated in 2002. More than 80,000 paid leagues, consisting of approximately 800,000 teams, were sold from all the Company’s fantasy football products this year, an increase of approximately 25% over total paid leagues in 2002. The average price per unit for the league management service increased to approximately $133 in 2003, representing an increase of 6% over the average price in 2002. The increase in subscription and premium products revenue for the nine months ended September 30, 2003 also reflects an increase in fantasy revenue from baseball, basketball and hockey and additional revenue generated from the creation of games and contests for America Online (“AOL”). Increases in subscription and premium products revenue during the current periods were partially offset by a decrease in revenue received from the loyalty program “SportsLine Rewards.” This program was discontinued as of April 3, 2003 and will no longer generate revenue in future periods.

As of September 30, 2003, the Company had deferred revenue of $13,619,000 relating to cash and receivables for which services had not yet been provided, including $9,204,000 relating to paid fantasy football products (which will be recorded as revenue in the fourth quarter of 2003).

Cost of Revenue

Cost of revenue for the three months ended September 30, 2003 and 2002 was $5,587,000 and $6,178,000, respectively. Cost of revenue for the nine months ended September 30, 2003 and 2002 was $14,288,000 and $15,395,000, respectively. Cost of revenue decreased by $584,000 and $1,104,000 in the three and nine months ended September 30, 2003, respectively, compared to the three and nine months ended September 30, 2002, respectively. The decrease in cost of revenue for the three and nine month periods ended September 30, 2003 was due mainly to a change in the terms of one of the Company’s agreements for the production of a third party website which resulted in lower revenue share payments to the third party. Also, telecommunications expenses related to the support and delivery of the Company’s services decreased due to lower negotiated rates charged by carriers. These decreases were offset by higher revenue share payments to the NFL for fantasy, increased revenue share payments to CBS as a result of higher cash advertising, and higher expenses related to cash prizes and credit card fees due to increased fantasy participation. As a percentage of revenue, cost of revenue decreased to 40% for the three months ended September 30, 2003 from 46% for the three months ended September 30, 2002. In addition, as a percentage of revenue, cost of revenue decreased to 41% from 42% for the nine months ended September 30, 2003 from the nine months ended September 30, 2002.

Operating Expenses

Amortization of equity issued to Viacom for promotion. Amortization of equity issued to Viacom for promotion expense consists of the amortization expense primarily for the Company’s agreement with CBS, a subsidiary of Viacom, and, to a lesser extent, the Company’s agreement with Westwood One, pursuant to which the Company issued equity instruments in exchange for advertising and promotion. For the three months ended September 30, 2003 and 2002, amortization of equity issued to Viacom for promotion was $5,571,000 and $5,821,000, respectively. For the nine months ended September 30, 2003 and 2002, amortization of equity issued to Viacom for promotion was $16,714,000 and $18,464,000, respectively. The decrease in the three and nine months ended September 30, 2003 compared to the same periods in 2002 is due to the Company’s extension of its agreement with Westwood One; the extended agreement did not require the issuance of additional equity or other financial consideration. As a percentage of revenue, amortization of equity issued to Viacom for promotion decreased to 40% for the three months ended September 30, 2003 from 44% for the three months ended September 30, 2002 and decreased to 48% for the nine months ended September 30, 2003 from 51% for the nine months ended September 30, 2002.

Sales and Marketing - Other. For the three months ended September 30, 2003 and 2002, sales and marketing - other expense was $5,960,000 and $5,843,000, respectively. Sales and marketing – other expense for the nine months ended September 30, 2003 and 2002 was $16,345,000 and $20,388,000, respectively. The increase in sales and marketing - other expense for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily due to increased advertising expense related to the promotion of the Company’s fantasy football products and increased sales commissions paid because of higher cash advertising. This increase was offset by the absence of barter expense for the three and nine months ended September 30, 2003, which resulted from the Company not recording any barter revenue for these periods. The decrease for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was due primarily to the absence of barter expense during the 2003 period. Barter transactions accounted for 0% and approximately 11% of sales and marketing expense for the three months ended September 30, 2003 and 2002, respectively. Barter transactions accounted for 0% and approximately 22% of sales and marketing – other expense for the nine months ended September 30, 2003 and 2002, respectively. As a percentage of revenue, sales and marketing - other expense decreased to 42% for the three months ended September 30, 2003 from 44% for the three months ended September 30, 2002. As a percentage of revenue, sales and marketing - other expense decreased to 47% for the nine months ended September 30, 2003 from 56% for the nine months ended September 30, 2002.

General and Administrative. General and administrative expense for the three months ended September 30, 2003 and 2002 was $5,152,000 and $6,259,000, respectively. For the nine months ended September 30, 2003 and 2002, general and administrative expense was $15,605,000 and $19,666,000, respectively. The decrease in general and administrative expense in the three and nine month periods ended September 30, 2003 was attributable primarily to reduced payroll expense as a result of the Company’s cost restructuring program and decreased stock based compensation expense. Additionally, the Company had reduced bad debt expense during these periods. As a percentage of revenue, general and administrative expense decreased to 37% for the three months ended September 30, 2003 from 47% for the three months ended September 30, 2002. As a percentage of revenue, general and administrative expense decreased to 45% for the nine months ended September 30, 2003 from 54% for the nine months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense was $1,040,000 and $2,509,000 for the three months ended September 30, 2003 and 2002, respectively. Depreciation and amortization expense was $3,607,000 and $6,969,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in depreciation and amortization expense for the three and nine month periods ended September 30, 2003 compared to 2002 was due primarily to the expiration of certain consulting agreements and the full amortization of the related equity issuances. Software and equipment depreciation was lower in the three and nine months ended September 30, 2003 due to fewer recent purchases and equipment becoming fully depreciated.

Write-down of e-commerce assets. The Company wrote-down its e-commerce assets by $2,800,000 in the three and nine month periods ended September 30, 2003 to reflect the reduction in the estimated value of the assets acquired from MVP.com in January 2001.

Restructuring Charge. The Company recognized a charge related to severance pay and termination of leases of $1,101,000 and $2,499,000 for the three and nine months ended September 30, 2002, respectively. The restructuring charge was related to the integration of the Company’s fantasy sports operations staff into its other operations and technology departments and the elimination of redundant positions.

Interest Expense. Interest expense was $227,000 for the three months ended September 30, 2003 compared to $228,000 for the three months ended September 30, 2002. Interest expense was $711,000 for the nine months ended September 30, 2003 compared to $683,000 for the nine months ended September 30, 2002. Interest expense is related primarily to the Company’s outstanding Convertible Subordinated Notes.

Interest and Other Income, Net. Interest and other income, net for the three months ended September 30, 2003 was $186,000 compared to $177,000 for the three months ended September 30, 2002. Interest and other income, net for the nine months ended September 30, 2003 was $438,000 compared to $571,000 for the nine months ended September 30, 2002. Interest and Other Income, net is related primarily to interest earned on the Company’s invested cash balances.

Discontinued operations. The Company had a net loss from discontinued operations of $25,000 for the three months ended September 30, 2003 compared to net income from discontinued operations of $1,384,000 for the three months ended September 30, 2002. The Company had a net loss from discontinued operations of $234,000 for the nine months ended September 30, 2003 and net income from discontinued operations of $4,371,000 for the nine months ended September 30, 2002. The significant decreases in results from discontinued operations were attributable primarily to decreases in advertising revenue of the discontinued operations while operating expenses remained relatively constant. On February 26, 2003, the Company announced its intention to sell its gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. On June 23, 2003, the Company completed the sale of its VegasInsider.com subsidiary to Sports Information Ltd., a United Kingdom company. On October 29, 2003, the Company entered into a definitive agreement for the sale of Las Vegas Sports Consultants, subject to a number of closing conditions, many of which are beyond the Company’s control. Although as of the filing of this report management expects to complete the disposition by year-end, there is no assurance that this will occur.

Liquidity and Capital Resources

As of September 30, 2003, the Company’s primary source of liquidity consisted of $17,675,000 in cash and cash equivalents. As of September 30, 2003, the Company also had $3,593,000 in current marketable securities, which had an average maturity of between three and twelve months, and $16,432,000 in noncurrent marketable securities, which had an average maturity of between twelve and eighteen months. The Company believes that its current cash and marketable securities will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. However, the Company expects to continue to incur significant operating losses on a consolidated basis for at least the next twelve months. To the extent the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would likely result in additional dilution to the Company’s shareholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

As of September 30, 2003, deferred advertising and content costs related to the CBS agreement totaled $7,428,000. These costs represent the value of common stock warrants issued in 1999 in consideration for the extension of the CBS agreement. Accrued liabilities totaled $7,504,000 as of September 30, 2003, a decrease of $1,625,000 from December 31, 2002, primarily due to decreases in accruals for costs related to the fantasy revenue share due the NFL, restructuring charges, and fees paid to content providers and players associations. Long-term liabilities at September 30, 2003 (excluding the outstanding Convertible Subordinated Notes) were $10,256,000 compared to $6,883,000 at December 31, 2002, an increase of $3,373,000, mainly due to the Company’s obligation to CBS pursuant to the amended CBS agreement.

Net cash provided by operating activities was $446,000 and net cash used in operating activities was $876,000 for the nine months ended September 30, 2003 and 2002, respectively. The principal uses of cash for the nine months ended September 30, 2003 was to fund the Company’s net loss of $35,264,000, offset by adjustments to net loss not affecting cash flow of $25,638,000 and by changes in working capital of $10,072,000. The principal uses of cash for the nine months ended September 30, 2002 were to fund the Company’s net loss of $42,172,000, offset by adjustments to net loss not affecting cash flow of $28,951,000 and changes in working capital of $12,345,000. The adjustments to net loss to determine cash flow in both periods include depreciation and amortization, amortization of equity issued to Viacom for promotion, and other non-cash items.

Net cash provided by investing activities was $353,000 for the nine months ended September 30, 2003 and net cash used in investing activities was $2,223,000 for the nine months ended September 30, 2002. Investing activities during the nine months ended September 30, 2003 consisted primarily of the net proceeds from the sale of discontinued operations, offset by purchases of property and equipment. Investing activities during the nine months ended September 30, 2002 consisted primarily of net purchases of marketable securities.

Net cash used in financing activities was $507,000 and $179,000 for the nine months ended September 30, 2003 and 2002, respectively. The Company repurchased approximately 475,000 shares of Common Stock during the nine months ended September 30, 2003 at an average price of $1.10 per share. Through September 30, 2003 the cumulative number of shares of Common Stock repurchased by the Company under its previously authorized stock repurchase program was approximately 500,000 at an average price of $1.07 per share.

Although the Company has no material commitments for capital expenditures, it anticipates purchasing up to approximately $0.5 million of property and equipment during the remainder of 2003, primarily computer equipment related to the growth of the business. The Company intends to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to those of the Company.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF 00-21 effective July 1, 2003 and, as a result, when the Company enters into advertising agreements with multiple products and services and is unable to determine the objective fair value of one or more elements, the Company generally recognizes the advertising revenue on a straight-line basis over the term of the agreement.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 is effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 is effective for interim periods ending after December 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations with respect to consolidation of VIEs as there are no VIEs identified which require consolidation. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments within the scope of SFAS 150 will now be required to be classified as a liability. This statement also requires enhanced disclosures regarding alternative methods of settling the instruments and the capital structure of entities. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

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

Internal Control Over Financial Reporting. In connection with the re-audit of the Company’s financial statements for 2001, the Company’s independent auditors, Ernst & Young LLP, advised the Audit Committee that a material weakness was identified relative to the Company’s controls over the capture and proper recording of stock based compensation. As previously disclosed, management has concluded that it made an error in determining the measurement dates of employee stock option grants which caused the Company to fail to record the proper expense related to the option grants. Accordingly, the Company has modified its policy for granting employee stock options to prevent this error from occurring in future periods and has restated its previously filed financial statements to, among other things, correct the error. There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 28, 2003, SportsTicker Enterprises, L.P. (“SportsTicker”), a vendor of electronic sports data, filed a lawsuit against the Company in New York State Supreme Court, alleging that the Company improperly terminated its subscription agreement with SportsTicker. SportsTicker’s complaint seeks approximately $2.15 million in damages. On March 24, 2003, the Company filed a motion to dismiss all claims on the ground that the Company’s termination was expressly authorized by the contract as a result of interruptions in SportsTicker’s service. On April 15, 2003, SportsTicker filed an opposition to the Company’s motion to dismiss and filed a motion for summary judgment in SportsTicker’s favor. The motions have not yet been decided. The Company believes the claim by SportsTicker is without merit and intends to vigorously defend itself in this action.

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

(b) Reports on Form 8-K

On July 24, 2003, the Company filed a current report on Form 8-K which announced the Company’s financial results for the quarter ended June 30, 2003. A copy of the Company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

On September 26, 2003, the Company filed a current report on Form 8-K which attached and incorporated by reference a press release announcing that it intends to make certain changes to its previously issued historical financial statements and announced revised guidance for the remainder of 2003.

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