Form 10-K
period 2003-12-31
SPORTSLINE COM INC
filed 2004-03-29
CIK 945688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Common Stock (par value $.01 per share)

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of June 30, 2003, the last trading day of the Registrant’s most recently completed second fiscal quarter, was $49,493,464 based on the $2.10 closing price for the Common Stock on The Nasdaq National Market on such date. For purposes of this computation, all executive officers, directors and greater than 10% stockholders of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors and/or stockholders are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of March 8, 2004 was 42,765,076.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this report.

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

SportsLine.com, Inc. publishes one of the most comprehensive collections of multimedia sports news and information available on the Internet and offers consumers a broad assortment of merchandise and subscription and premium services, including fantasy leagues and contests. We offer advertisers the opportunity to reach our audience through marketing solutions that include sponsorships, advertising and direct marketing services.

We have established a number of important strategic relationships to increase awareness of the SportsLine.com brand, build traffic to our Web sites and develop proprietary programming. Our most important strategic relationships are with CBS Broadcasting Inc., the National Football League, the National Collegiate Athletic Association, The PGA TOUR and Westwood One. See “– Strategic Relationships” for a summary of each of these arrangements.

As used herein, “SportsLine.com,” “we,” “our,” and similar terms include SportsLine.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Sports Information, Programming and Distribution

SportsLine.com offers a broad range of sports-related information and programming, which we deliver through our network of Web sites, wireless devices and radio.

Information and Programming

News and Editorials	Our news organization provides up-to-date general sports news and information for all major professional and college sports 24 hours a day, seven days a week, including previews, game summaries, audio and video clips and color photographs. We obtain this information from strategic partners such as CBS and a variety of leading sports news organizations such as Associated Press and Getty Images. We also publish exclusive editorials and analyses from our in-house staff of writers and editors and freelance sports journalists.

Scores and Statistics	Our web sites offer continuously updated, real-time scores, schedules, standings and player and team statistics for all major professional and college sports. We obtain this information from data providers including Associated Press and Elias Sports Bureau as well as from in-house staff updates.

Fantasy Leagues and Contests	Fantasy league enthusiasts can utilize our services to participate in leagues that we administer or to form their own leagues with customized rules, live scoring and reporting. We develop and maintain software to handle player transactions (such as drafts, trades, starting lineup selection and disabled list and minor league moves) and provide summaries of scoring, standings and roster transactions. We offer contests with cash prizes, limited edition sports memorabilia and other awards based on the results of weekly, season-long or special event related games of skill. We also conduct regular sweepstakes and “giveaways” feature cash prizes, sports memorabilia, event tickets and other merchandise.

Local and Personalized Content	We package our information and programming to enable users to follow local or regional team and event coverage, including weekly stories from college sports publications and team coverage from staff writers strategically located in cities across the nation.

Audio	Our radio studio produces live sports updates for the Westwood One Radio Network and tapes and edits audio for streaming throughout the CBS SportsLine Web site, including interviews with superstars, notable sports personalities and regular commentary from leading sports analysts. We also produce and distribute audio clips of interviews, press conferences and other audio surrounding major sporting events from various sources, including Associated Press and CBS Newspath.

Video	Our web sites deliver video programming surrounding major sports events and daily video clips covering major events such as the Super Bowl and the NCAA Division I Men’s Basketball Championship. We also distribute video highlights from the NFL, the PGA TOUR, CBS Sports and other sources.

Web Sites

CBS Sportsline.com, our flagship Web site, features comprehensive, in-depth coverage of all major professional and college sports on a domestic and international basis. The CBS SportsLine.com Web site offers fantasy sports products for all major sports including NFL, MLB, NBA, NHL, PGA Tour and NASCAR.

NFL.com, which we produce in association with the NFL and in partnership with AOL and CBS, is the league’s official Web site and the anchor of the NFL Internet Network, which includes NFL.com, the 32 NFL team Web sites and other related Web sites, including superbowl.com, playfootball.com and nfleurope.com. The NFL.com site delivers complete coverage of the NFL and its players with state-of-the-art technology, live scoring and play-by-play, audio and video streaming from NFL Films and a fantasy football product suite. Additionally, the site provides access to the teams and players with behind-the-scenes features, news and analysis.

PGATOUR.com, which we produce in association with the PGA TOUR, is a comprehensive golf site that offers the only full leaderboard real-time scoring on the Internet from the PGA TOUR, CHAMPIONS TOUR and NATIONWIDE TOUR events. The site also features news covering other golf organizations and international tours. Additionally, the pgatour.com site focuses on recreational golf, travel opportunities and golf instruction and features a variety of interactive tools such as course guides and reviews. The site also contains exclusive features such as Live@17, a video transmission of one hole of a PGA TOUR tournament; and “TOURCast,” which allows users to view specific details such as distance and location of each shot of every golfer in a tournament. The pgatour.com site also features the PGA TOUR SHOP, the official online pro shop of the PGA TOUR offering a complete line of golf equipment, accessories, apparel and other products, including PGA TOUR branded merchandise. The site also incorporates our golfweb.com site, which provides golf-related content, interactive entertainment, membership services, golf course discounts and merchandise.

NCAAsports.com, which we produce pursuant to a sublicense of rights from CBS, is the official Web site of NCAA championship events. The NCAAsports.com site features in-depth coverage of all championship events administered by the NCAA and a vast array of year-round content including student-athlete features, standings, stats, brackets, event results and on-site championship information, including tickets, local events and activities.

MVP.com is a state-of-the-art comprehensive sports-oriented retail Web site that offers consumers the opportunity to purchase thousands of licensed products, memorabilia and sporting goods.

Wireless Distribution

Portions of our content are available to wireless users of digital cellular phones, Web enabled cellular phones and personal digital assistant devices. Users opt in for notifications to their device of NBA, NCAA basketball, NCAA football, NFL, NHL, MLB, golf, auto racing and tennis scoring and headline alerts. We also produce content specifically for Web enabled cellular phones and PDAs, such as headlines, scores, injuries, transactions, standings and schedules for the sports previously mentioned, as well as auto racing. We provide our fantasy users with the ability to receive various short message service notifications on their wireless devices, such as player updates, a lineup reminder, and various league transactions and to access live scoring, schedules, and statistics via a WAP-enabled device.

Radio Programming

We had three radio programs in syndication as of December 31, 2003 in partnership with Westwood One: “NFL Today,” “NFL Sunday” and “Fantasy Football Forecast.” Each of these programs is broadcast in approximately 175 markets.

Strategic Relationships

We have established a number of strategic relationships to provide marketing, e-commerce and cross-promotional opportunities, to increase consumer awareness of our brands, to build traffic and/or to obtain exclusive sports content on our Web sites. Our most important strategic relationships are the following:

CBS. We entered into a strategic alliance with CBS in March 1997 pursuant to which our flagship Web site was renamed “CBS SportsLine.com.” The term of our agreement with CBS, as subsequently amended, runs through 2006. The agreement provides for CBS SportsLine.com to receive extensive network television advertising and on-air promotion, primarily during CBS television sports broadcasts of events such as the NFL, the NCAA Division I Men’s Basketball Championship, NCAA Football, PGA TOUR events and U.S. Open tennis, as well as certain other benefits. In addition, we are able to use certain CBS logos and television-related sports content on CBS SportsLine.com and in connection with the operation and promotion of that Web site. We seek to maximize our advertising sales revenue through joint advertising sales efforts with CBS.

PGA TOUR. We entered into an exclusive agreement with the PGA TOUR in April 1999 to co-produce a comprehensive golf site providing real-time scoring, golf news and information regarding recreational golf, travel opportunities and golf instruction. We also pooled our resources with those of The PGA Tour to develop sales and sponsorship opportunities and share revenues from the site. In October 2003, we entered into a new agreement that extends this relationship through 2007, although the PGA TOUR has a unilateral termination right at the end of 2006.

NFL. We entered a four-party, multi-year agreement in July 2001 with NFL Enterprises, L.P., CBS and AOL encompassing a wide-range of initiatives, including the production and hosting by us of NFL.com, the most popular sports league Web site. We were given the designation of “official online sports partner of the NFL” and the right to use official NFL marks and logos and other league assets in our marketing efforts. Our CBS SportsLine.com site is prominently promoted on the NFL Internet Network, and receives selected NFL content for use on CBS SportsLine.com, including four video clips a week, an audio game of the week, contests and sweepstakes.

We manage media sales and direct marketing services for NFL.com and related sites. In addition to producing NFL.com, we also produce other NFL-related sites, such as superbowl.com, playfootball.com, and nfleurope.com, as well as the official fantasy football games for the sites. We also host and sell certain NFL content, such as NFL Films video, within the team sites. SportsLine.com, the NFL, CBS and AOL have also agreed to jointly explore a range of potential new business ventures in technology-based media.

NCAA. We entered into an agreement in February 2003 with CBS whereby SportsLine.com sublicensed the rights for the official NCAA Championship Web site, in their entirety, through 2006. These rights include site production, hosting and management of the sale of advertising for NCAAsports.com, and the exclusive rights to provide Internet broadcasts of certain NCAA championships including the Division I Men’s Basketball Championship. CBS received the NCAA’s Internet rights, beginning in 2003, as part of its long-term arrangement with the NCAA that includes coverage of the Division I Men’s Basketball Championship and approximately 65 other championships, as well as radio, corporate marketing, licensing, publishing and special events rights.

GSI Commerce, Inc. We entered into an e-commerce relationship with GSI Commerce, Inc. in July 2002 under which GSI was named the exclusive operator of our online store, operated under the MVP.com brand name. Under the five-year agreement, GSI manages certain components of the store, including customer service, order processing and fulfillment. We oversee the merchandising and marketing of the store.

Amazon.com. We announced a strategic alliance with Amazon.com in September 2003 pursuant to which we supply merchandise in the Amazon.com Sporting Goods store. Among the product categories we supply for the

Amazon.com Sporting Goods store are licensed merchandise, memorabilia, fitness, tennis and outdoor. We also supply a variety of men’s, women’s and children’s apparel for both the Sporting Goods store and Amazon.com’s Apparel and Accessories store.

Westwood One. We entered into a three-year agreement with Westwood One in August 1999. Under this agreement, we produce sports content for Westwood One/CBS Radio Sports’ coverage of live sporting events. In addition, Westwood One syndicates our radio programs (“NFL Today”, “NFL Sunday” and “Fantasy Football Forecast”). In August 2002, we extended this agreement with Westwood One through July 2005.

Advertising and Marketing Services

We believe that the demographics of our audience are similar to the traditional sports advertisers’ target market. Based on our market research, users of SportsLine.com’s United States-targeted Web sites are predominantly male, 73% of all users are between the ages of 25 to 54, 73% have attended college and 46% have an annual income greater than $75,000.

A substantial portion of our revenue is generated from the sale of advertising on our Web sites. We sell sponsorship opportunities that enable advertisers to associate their corporate messages with our coverage of athletes and marquee events (such as the Super Bowl, the NCAA Division I Men’s Basketball Championship, tennis and golf’s major events, the NBA playoffs and the Stanley Cup playoffs), our fantasy sports products, special features of our Web sites (such as GameCenters and live scoring applications) and special promotions, contests and events. We also sell “banner” advertisements that allow interested readers to link directly to the advertisers’ own Web sites or to promotional sites we have created. SportsLine.com targets as advertisers on our Web sites traditional sports advertisers, such as consumer product and service companies, technology companies, sporting goods manufacturers and automobile companies.

Advertising revenue is generally derived from short-term advertising agreements that combine sponsorship opportunities with the traditional Internet media-type of advertising consisting of banner, pop-ups and superstitials advertising. These agreements usually have estimates or guarantees regarding the numbers of impressions that we will provide to our client. To enable advertisers to verify the number of impressions received by their advertisements and monitor their advertisements’ effectiveness, we provide our advertisers with third-party audit reports showing data on impressions received by their advertisements.

We have developed database marketing capabilities to offer our advertisers more targeted means to reach sports fans. We developed our direct marketing database using information we obtain from users of our web sites who register for fantasy products, memberships, contests and other products and services. We had over 10 million registered users as of December 31, 2003. Current programs in place include direct e-mail campaigns as well as cost-per-lead-generation campaigns that are promoted on registration pages.

Our in-house sales staff develops and implements our advertising strategies, including identifying strategic accounts and developing presentations and promotional materials. We have sales personnel located in Fort Lauderdale, New York, Chicago, San Francisco, Los Angeles, Atlanta and Detroit. We also capitalize on our cross-marketing relationships with our strategic partners by seeking sponsorships and advertisements from their sponsors. We coordinate our advertising sales efforts for CBS SportsLine.com with CBS’s television network advertising sales personnel.

No customer accounted for more than 5% of our revenue during 2003. No customer accounted for more than 9% of our revenue in 2002 or 2001.

Subscription and Premium Products

We offer fantasy sports products for all major sports including NFL, MLB, NBA, NHL, PGA TOUR and NASCAR. These fantasy products allow members to form their own team by assembling a group of athletes from a sport and following their performance on a weekly or daily basis. Members’ fantasy teams can then perform in competitions we administer for cash or merchandise prizes, or compete in leagues administered by the users themselves on our Web site.

We make our top-selling fantasy league management service available during the NFL, MLB, NBA and NHL seasons. We charge leagues a fee for each sport in which they participate. Single team purchases are also available, and we manage the leagues. We selectively make available fantasy challenge games. These competitions allow all participants to compete against the entire game population for a grand prize.

From July 2000 to July 2001, we offered our fantasy products and services for free which allowed us to showcase our league management service to a broad audience of fantasy players who had either only played free games before or had never played in a fantasy game online. As a result of this strategy, we attracted more than four million fantasy products customers in 2001. After July 2001, we converted our free fantasy products back to primarily pay services, with select challenge and other games made available for free from time to time. Our offerings include a league management service currently priced at $139.95 or individual fantasy teams, placed in a league, ranging in price from $9.95 to $249.95, based on prizes and type of game. During 2003, more than 100,000 paid fantasy leagues representing about 1.1 million teams were formed in our fee-based baseball, football, basketball and hockey fantasy games.

In late 2003, we launched a new subscription product named “VIP” which offers exclusive access to news from sixty major newspapers, comprehensive game previews, real time player news and injury reports and premier recruiting news. We charge a fee for our VIP product of $49.95 for a year of service, $29.75 for six months or $5.95 for one month.

Registered Users

We had over 10 million registered users as of December 31, 2003. In addition to our subscription products, all of which require registration, we encourage users of our Web sites to register by offering them the ability to customize our Web site in two ways. On the CBS SportsLine.com Web site, registered users can enter their favorite (and despised) teams and players along with their zip code. Given these preferences, the Web site is tailored to highlight information specific to the member’s team and player preferences. The user’s zip code is used to translate all schedule information into their local time zone. Registered users who desire more control over their CBS SportsLine.com experience can design their own personal sports Web pages using “My SportsLine”. This product allows the user to manage the content, layout and page settings of the site. Both customization offerings are intended to make the CBS SportsLine.com visitor experience more efficient and effective. We also provide the opportunity for registered users to participate in contests and sweepstakes in which the user can win cash, trips or merchandise. In many cases, an advertiser sponsors these contests and sweepstakes.

We have established an extensive database of registered users who exhibit increased media consumption (visit frequency and page views) due to their intense usage of our products and services. Our list of registered users is one of our key assets in terms of both internal list marketing and external direct marketing services.

Marketing

Our agreement with CBS provides for CBS SportsLine.com to receive extensive network television advertising and on-air promotion, primarily during CBS television broadcasts of sports events such as the NFL, the NCAA Division I Men’s Basketball Championship, NCAA Football, PGA TOUR events and U.S. Open tennis. In addition, CBS provides on-air promotion for NCAAsports.com, which we produce and has direct links to CBS SportsLine.com, during its telecasts of NCAA championships. NFL.com, which we produce and has direct links to CBS SportsLine.com, receives significant on-air promotion during all televised broadcasts of NFL games, including broadcasts on ABC, ESPN and Fox. PGATOUR.com, which we produce and has direct links to CBS SportsLine.com, receives significant on-air promotion during all televised broadcasts of PGA TOUR events, including broadcasts on ABC, NBC, ESPN, Fox SportsNet, USA Networks, TNT and the Golf Channel. Our agreement with Westwood One Radio Network provides for CBS SportsLine.com to receive extensive on-air promotion and live reads during radio broadcasts of the NFL, NCAA Football, Notre Dame Football and HBO Boxing and during other special events, such as the U.S. Open and Masters golf tournaments.

Another effective marketing outlet for us has been online advertising. From time to time, we purchase advertising impressions on leading web sites. In addition, we purchase paid listings on major search engines to promote our fantasy sports products. We also advertise using direct e-mail, targeted print publications, stadium signage, outdoor billboards, and sports talk radio.

Competition

The market for our products and services and products is highly competitive. We compete, directly and indirectly, for advertisers, viewers, subscribers, content providers, merchandise sales and rights to sports events with the following categories of companies: (1) Web sites targeted to sports enthusiasts generally (such as espn.com, si.com, sports.yahoo.com and foxsports.com) or to enthusiasts of particular sports (such as Web sites maintained by the NBA, MLB and the NHL); (2) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to sports enthusiasts, many of which have established or may establish Web sites; (3) general purpose consumer online services such as AOL and MSN, each of which provides access to sports-related content and services; (4) vendors of sports information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and (5) Web search and retrieval services, such as Google, Lycos, Netscape and Yahoo!, and other high-traffic Web sites. We believe that our most significant competitors are ESPN.com, Yahoo! Sports, AOL Sports, foxsports.com and si.com, all of which offer a variety of sports content.

We believe that the principal competitive factors in attracting and retaining users and subscribers are the depth, breadth and timeliness of content, the ability to offer compelling and entertaining content and brand recognition. Other important factors in attracting and retaining users include ease of use, service quality and cost. We believe that the principal competitive factor in attracting and retaining content providers and merchandisers is our ability to offer sufficient incremental revenue from licensing fees, bounties and online sales of product or services. We believe that the principal competitive factors in attracting advertisers include the number of users and members of our Web sites, the demographics of our user and subscriber bases, price and the creative implementation of advertisement placements. We may be unable to compete favorably with respect to these factors.

Government Regulation and Legal Uncertainties

Our Internet operations are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. The application of existing laws and regulations to SportsLine.com with respect to issues such as the protection of databases, user privacy, defamation, pricing, advertising, gambling, taxation, sweepstakes and contests, promotions, content regulation, quality of products and services and intellectual property ownership and infringement can be unclear. In addition, we may also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

Our contests and sweepstakes may be subject to state and Federal laws governing lotteries and gambling. We seek to design our contests and sweepstakes to either not be subject to or to fall within exemptions from such laws and we restrict participation to individuals over 18 years of age who reside in jurisdictions within the United States and Canada in which the contests and sweepstakes are lawful. If our contests and sweepstakes are not exempt from such laws we may be required to spend significant resources complying with these laws or we may be unable to continue using the contests as a marketing tool.

Certain Federal laws could impact our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of Federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

We post our privacy policy and practices concerning the use and disclosure of user data on our Web sites. Any failure to comply with our posted privacy policy, requirements of the Federal Trade Commission regarding user privacy, or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, the United States Congress and state legislative bodies periodically consider legislation regarding privacy issues that could affect our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could significantly decrease our user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Due to the global nature of the Internet, it is possible that the governments of various states of the United States or foreign countries may attempt to regulate our transmissions or to prosecute us for violations of their laws. We may unintentionally violate these laws and these laws may be modified, or new laws enacted, in the future. It is also possible that various states of the United States or foreign countries may seek to impose sales taxes on out-of-state businesses that engage in commerce over the Internet. In the event that states or foreign countries succeed in imposing sales or other taxes on Internet commerce, the growth of the use of the Internet for commerce could slow substantially.

Intellectual Property

Our performance and ability to compete are dependent to a significant degree on internally developed content and technology. We rely on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements with our employees and with third parties and contractual provisions to establish and protect our proprietary rights. The steps we take to protect our proprietary rights may not be adequate, we may not be able to secure trademark registrations for all of our marks in the United States and/or foreign countries, and third parties may infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our services. In the future, costly litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights.

From time to time, third parties have asserted copyright or trademark infringement claims against us or claims that our use of certain technologies violates a patent. If it is determined that we have infringed upon a third party’s proprietary rights, we may be unable to obtain any necessary licenses or rights on terms satisfactory to us, if at all. The inability to obtain any required license on satisfactory terms could have a material adverse effect on our business, results of operations and financial condition. We may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If our competitors prepare and file applications in the United States that claim trademarks that we used or registered, we may oppose those applications and have to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to us, even if the eventual outcome is favorable. An adverse outcome could require us to license disputed rights from third parties or to cease using such trademarks. Any such litigation would be costly and divert management’s attention, either of which could have a material adverse effect on our business, results of operations and financial condition. Adverse determinations in such litigation could result in the loss of certain of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from selling our services, any one of which could have a material adverse effect on our business, results of operations and financial condition. In addition, inasmuch as we license a substantial portion of our content from third parties, our exposure to copyright infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We attempt to obtain representations as to the origins and ownership of such licensed content and generally obtain indemnification to cover any breach of any such representations; however, these representations may not be accurate and the indemnification may not provide adequate compensation for any breach of these representations.

We have applied to register in the United States a number of marks, several of which include the term “SportsLine.” We filed applications to register “SportsLine” marks in the United Kingdom, Canada and Mexico. We may not be able to secure adequate protection for these trademarks in the United States or in foreign countries. Many foreign countries have a “first-to-file” trademark registration system; and thus we may be prevented from registering its marks in certain countries if third parties have previously filed applications to register or have registered the same or similar marks. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect the “SportsLine” mark and other marks adequately could have a material adverse effect on our business, results of operations and financial condition.

SportsLine.com grants our users a license to use our service under an agreement that prohibits the unauthorized reproduction or distribution of our licensed and proprietary content. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our service or to obtain and use information that we or our content providers regard as proprietary. The steps we take to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our copyrights, trademarks, service marks and similar proprietary rights.

Employees

We employed 264 full-time employees at December 31, 2003, of whom 68 employees were in editorial and operations, 61 were in technical and product development, 101 were in sales and marketing (including customer service), and 34 were in finance and administration. None of our employees are represented by any collective bargaining organization, and we consider our employee relations to be good.

Infrastructure, Operations and Technology

We make our Web sites available with multiple servers using both the Red Hat Linux and Solaris operating systems on Dell, Intel and Sun equipment. The majority of our offerings were built using the Perl programming language and are served with the Apache web server software.

We maintain the equipment used to service our Web sites with Savvis Communications Corporation in their Miami, Florida datacenter facility. As of March 8, 2004, Savvis acquired substantially all of the assets of Cable & Wireless America; accordingly, all services formerly provided to us by CWA are now provided by Savvis. The Miami data center maintains multiple redundant Internet feeds on the CWA backbone and accommodates four to five times the amount of bandwidth capabilities that we require. The Miami data center gets power from two independent power grids and is located near Miami International Airport, which is given higher priority for service restoration in the event of a catastrophe. The data center is staffed twenty-four hours a day, every day, with both operations and security personnel. We also maintain a disaster recovery site with the Savvis data center in Sterling, Virginia.

Our offices and production/programming systems are located in Fort Lauderdale, Florida. Our headquarter operations are dependent upon our ability to protect systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control. We maintain access to and from the Internet through two third-party providers of high-speed connections; one provides a capacity of 45 megabits per second, the other provides 100 megabits per second capacity. These links are connected to two redundant routers in our facility. Redundant cables from our building connect with each local Internet provider’s network. Our Internet connections are designed to be fully redundant, so that if a failure in the network or equipment of one service provider occurs, traffic is automatically routed through to the other provider. All of our computer equipment is powered by an uninterruptible power supply, which is backed up by a diesel generator designed to provide power to the UPS within seconds of a power outage. In addition, all of our production systems are copied to backup tapes each night and stored at a third party, off-site storage facility. All of our computer equipment is insured at replacement cost. We also maintain a private data circuit connecting our headquarter facility to the Miami datacenter and use an encrypted virtual private network over the Internet as a redundant backup to that circuit.

If, despite these and other precautions taken, our Internet access is disrupted, and our third party providers are unable to handle higher volumes of users, or such third party providers experience damage or failure that causes system disruptions or other significant interruptions in our operations, our revenues may significantly decrease.

Available Information

Our investor relations website is located at http://www.sportsline.com/info/ir/. We make available free of charge on this Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties.

Our corporate headquarters are located in Fort Lauderdale, Florida. We currently lease approximately 80,000 square feet under a lease that expires in March 2010. See Note 12 of Notes to Consolidated Financial Statements. We have options to extend the lease for two additional five-year terms. The space at the corporate headquarters facility is in excess of our current needs. We also lease sales offices in Chicago, New York, Atlanta, San Francisco, Los Angeles and Detroit.

Item 3. Legal Proceedings.

On January 28, 2003, SportsTicker Enterprises, L.P., a vendor of electronic sports data, filed a lawsuit against SportsLine.com in New York State Supreme Court, alleging that we improperly terminated our subscription agreement with SportsTicker. SportsTicker’s complaint seeks approximately $2.15 million in damages. Our motion to dismiss this action was recently denied with respect to the breach of contract claim and we have not yet filed our answer to the complaint. We believe the claim by SportsTicker to be completely without merit and intend to vigorously defend ourselves in this action.

In October 2003, SportsLine.com, our chief executive officer and our former chief financial officer were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934, as amended. On November 20, 2003, the Court consolidated the lawsuits into a single action entitled In re SportsLine.com Securities Litigation, Master File No. 03-61849-CIV-MIDDLEBROOKS, and subsequently appointed lead plaintiffs and lead plaintiffs’ counsel. On or about February 26, 2004, lead plaintiffs filed a second amended consolidated class action complaint, which superseded the earlier complaints. The complaint purports to state claims against us on behalf of all persons who purchased our common stock between January 30, 2001 and September 25, 2003; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the complaint is that we intentionally or recklessly made false or misleading statements in our previously issued consolidated financial statements which were subsequently restated due primarily to our failure to properly recognize non-cash compensation expense relating to certain option grants. The plaintiffs contend that such statements or omissions caused our stock price to be artificially inflated. We intend to file a motion to dismiss this action by the end of March 2004. We believe that the allegations in this purported securities class action are without merit and we intend to defend the action vigorously.

In December 2003, a derivative lawsuit was filed by a purported shareholder on behalf of SportsLine.com in the United States District Court for the Southern District of Florida against our chief executive officer, our former chief financial officer and each member of our Board of Directors as of September 25, 2003. The plaintiff alleges violations of Section 304 of the Sarbanes-Oxley Act of 2002 and breaches of fiduciary duty arising out of the payment of incentive compensation by certain of the named defendants and breaches of fiduciary duties and claims for contribution and indemnification against all the named defendants. We believe these claims to be without merit at this time and SportsLine.com is currently evaluating its legal options with respect to such lawsuit.

From time to time, SportsLine.com may be involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on SportsLine.com’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Market Prices for Our Common Stock and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “SPLN” since November 13, 1997. The following table sets forth for the periods indicated the range of high and low closing prices per share of common stock, as reported by the Nasdaq National Market:

	High	Low
2003
First Quarter	$1.15	$0.90
Second Quarter	2.19	0.95
Third Quarter	2.41	1.19
Fourth Quarter	1.54	0.98
2002
First Quarter	$3.70	$2.42
Second Quarter	3.50	0.96
Third Quarter	1.57	0.97
Fourth Quarter	1.41	0.97

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business.

As of March 8, 2004, we had approximately 600 stockholders of record.

Sales of Unregistered Securities During the Year Ended December 31, 2003

(1)	In April 2003, pursuant to the terms of our agreement with CBS, we issued to CBS 5,454,428 shares of our common stock with a value of $5,399,884, in consideration of the rights granted to us under the agreement.

(2)	In May 2003, pursuant to the terms of the NFL agreement, we issued to NFLE 1,049,869 shares of common stock, with a value equal to $1,333,333, in consideration of the rights granted to us under the NFL Agreement.

(3)	In December 2003, pursuant to the terms of our Convertible Subordinated Notes, a holder exchanged $17,000 of the Notes for 261 shares of our common stock.

No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), on the basis that they were issued under circumstances not involving a public offering.

Item 6. Selected Financial Data.

The following data should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. The selected consolidated balance sheet data set forth below as of December 31, 2003 and 2002, and the selected consolidated statement of operations data for the three years ended December 31, 2003 have been derived from our audited consolidated financial statements included elsewhere herein.1

	Year Ended December 31,
	(unaudited)
	2003	2002	U.S. 2001	Sports.com 2001	Total 2001	U.S. 2000	Sports.com 2000	Total 2000	U.S. 1999	Sports.com 1999	Total 1999
	(In thousands except for share and per share data)
Statement of Operations Data:
Revenue	$57,668	$54,133	$51,076	$4,484	$55,560	$80,733	$8,429	$89,162	$58,284	$1,994	$60,278
Cost of revenue	22,174	22,130	21,978	8,902	30,880	26,441	12,931	39,372	31,536	2,542	34,078

Gross profit (loss)	35,494	32,003	29,098	(4,418)	24,680	54,292	(4,502)	49,790	26,748	(548)	26,200
OPERATING EXPENSES:
Sales and marketing:
Equity consideration to Viacom for promotion	22,286	24,036	20,288	—	20,288	20,288	—	20,288	15,347	—	15,347
Other	21,358	26,381	37,012	6,199	43,211	36,378	13,719	50,097	34,463	1,989	36,452
General and administrative	20,728	25,232	30,842	6,222	37,064	28,078	10,365	38,443	18,893	2,757	21,650
Depreciation and amortization	4,385	8,813	22,093	1,664	23,757	17,945	2,341	20,286	9,462	997	10,459
Employee termination and restructuring charges	2,010	2,499	985	—	985	—	—	—	—	—	—
Write-down of goodwill	—	—	17,000	—	17,000	—	—	—	—	—	—
Write-down of e-commerce assets	2,800	—	—	—	—	—	—	—	—	—	—

Total operating expenses	73,567	86,961	128,220	14,085	142,305	102,689	26,425	129,114	78,165	5,743	83,908

Loss from operations	(38,073)	(54,958)	(99,122)	(18,503)	(117,625)	(48,397)	(30,927)	(79,324)	(51,417)	(6,291)	(57,708)
Interest expense	(952)	(929)	(1,064)	(9)	(1,073)	(1,081)	(3)	(1,084)	(4,392)	—	(4,392)
Interest and other income, net	786	888	3,089	371	3,460	10,131	2,772	12,903	8,783	193	8,976
Loss on equity investments	—	—	(28)	—	(28)	(127,653)	—	(127,653)	—	—	—
Gain on termination of agreements	—	—	2,051	—	2,051	78,766	—	78,766	—	—	—
Gain on sale of e-commerce subsidiaries	—	—	—	—	—	7,814	—	7,814	—	—	—
Gain on extinguishment of debt	—	—	2,404	—	2,404	—	—	—	36,027	—	36,027
Effect of deconsolidation	—	—	41,739	—	41,739	—	—	—	—	—	—
Tax benefit	—	720	—	—	—	—	—	—	—	—	—

Loss before discontinued operations	(38,239)	(54,279)	(50,931)	(18,141)	(69,072)	(80,420)	(28,158)	(108,578)	(10,999)	(6,098)	(17,097)
Income (loss) from discontinued operations	(138)	2,951	(1,749)	—	(1,749)	2,510	—	2,510	—	—	—
Loss from sale of discontinued operations	(192)	—	—	—	—	—	—	—	—	—	—

Net loss	$(38,569)	$(51,328)	$(52,680)	$(18,141)	$(70,821)	$(77,910)	$(28,158)	$(106,068)	$(10,999)	$(6,098)	$(17,097)

Loss per share— basic and Diluted	$(0.93)	$(1.45)			$(2.65)			$(4.04)			$(0.68)

Weighted average common and common equivalent shares outstanding—basic and diluted	41,377,109	35,420,696			26,719,463			26,245,946			23,018,224

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and marketable securities	$28,562	$37,625	$46,035	$125,765	$120,973
Working capital	15,909	20,454	43,280	127,119	97,229
Total assets	75,600	92,123	113,319	258,171	271,461
Long-term obligations, net of current maturities	32,493	23,561	20,546	19,608	19,608
Total shareholders’ equity	23,599	54,170	79,356	139,097	224,656

[1]	Results of Sports.com are consolidated from August 1999 through July 2001 only. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth under “Risk Factors that May Affect Future Results,” below and elsewhere in this Report. The following discussion also should be read in conjunction with the information set forth in “Item 6. Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

We currently derive our revenue from two major sources: advertising and marketing services revenue and subscription and premium products revenue. These two categories constituted approximately 72% and 28% and 78% and 22% of our total revenue in 2003 and 2002, respectively. In 2001, we also derived revenue from content licensing and international sources, which comprised approximately 4% and 8%, respectively, of our total revenue in 2001. Advertising and marketing services comprised 85% of our total revenue in 2001 while subscription and premium products comprised 3%.

We derive advertising and marketing services revenue principally from sponsorship opportunities that enable advertisers to associate their corporate messages with our coverage of major sports and marquee events, games and contests. We attempt to leverage our relationship with CBS to sell advertising associated with events broadcast on CBS and to participate in joint sales efforts with CBS. During 2003 and 2002, revenue generated through our joint sales efforts with CBS comprised approximately 13% and 6%, respectively, of our total advertising sales. Our advertising revenue also includes short-term advertising contracts for the display of banners or other media type for a fee on a per impression basis or for a fixed fee based on a minimum number of impressions. We also provide other types of advertising and marketing services such as wireless alerts, product exclusive emails and names captured from targeted advertising offers. Due to innovations in the industry as well as the increased use of broadband technology in personal computers, new types of advertising are constantly being developed and sold. We also derive advertising and marketing services revenue from the sale of advertising on Web sites that we operate such as NFL.com, PGATOUR.com and NCAAsports.com, as well as from our promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. We recognize advertising and marketing services revenue in the period in which the advertisement is displayed or services rendered, provided that no significant obligations remain and that collection of the resulting receivable is probable. Our obligations typically include guarantees of a minimum number of “impressions,” or times that advertisements appear in page views downloaded by users, or may include a length of time the sponsorship is displayed. We typically invoice our advertising clients on a monthly basis for our services; however, in some cases payment is received prior to the service being provided and is recorded as deferred revenue on our balance sheets.

Most of our subscription and premium services revenue is derived from Web site users’ participation in fantasy sports. Fantasy sports entails participants creating fictitious teams comprised of actual professional athletes and competing against other teams where results are based on the statistical performances of the respective professional athletes in actual games. Fantasy sports enthusiasts can participate in our own-administered leagues, for which the participant pays a fee as a single game user, or form their own leagues with customized rules, live scoring and reporting for which the customer pays a fee for the league. The primary sports responsible for our fantasy revenue were football and baseball, with some contribution from basketball and hockey. More than 100,000 paid fantasy leagues, representing more than 1.1 million teams were formed in our fee-based football, baseball, basketball and hockey fantasy games in 2003, representing an increase of 25% over total paid leagues in 2002. We charge our fantasy customers through their credit card at the time they sign-up for our service, and we recognize this revenue ratably over the relevant sports season or life of the game or contest period. Accordingly, amounts received for which services have not yet been provided are recorded as deferred revenue on our balance sheets.

A major point of emphasis in our strategy has been to establish strategic relationships with key entities in the sports industry to increase consumer awareness of the SportsLine brand and increase advertising and sponsorship sales opportunities. This has represented both our greatest opportunity and our greatest challenge.

Our most significant relationship is with CBS. In March 1997, we entered into a strategic alliance with CBS pursuant to which our flagship Web site was renamed “CBS SportsLine.com.” The CBS agreement was amended in February 1999 to extend the term for an additional five years, effective as of January 1, 1999, through 2006. Commencing with calendar year 1999, CBS is obligated to provide advertising and promotion of the CBS SportsLine.com Web site pursuant to a fixed promotion schedule. In consideration of additional promotional and advertising opportunities, at the time of the execution of the amendment in 1999, we became obligated to issue additional shares of common stock valued at $100 million between 2002 and 2006. The 1999 amendment to the CBS agreement provides that our obligation to issue additional shares of common stock valued at $100 million between 2002 and 2006 is to be satisfied by the issuance of shares having a fair market value of $20 million based on the average of closing prices of the common stock on the Nasdaq National Market for the five-day period ending on the day prior to each of the following five issue dates, as applicable: January 1, 2002; April 1, 2003; July 1, 2004; October 1, 2005; and January 1, 2007. In January 2002, we satisfied the first of the foregoing five issuances by issuing to CBS approximately 6.9 million shares of common stock valued at $20 million. On March 5, 2003, the CBS agreement was amended to modify the annual schedule of stock issuances to CBS. See Note 12 of Notes to the Consolidated Financial Statements. In accordance with the March 2003 amendment, on April 1, 2003, we issued to CBS approximately 5.5 million shares of common stock valued at approximately $5.4 million and the remaining 2003 obligation of approximately $14.6 million has been deferred until July 2004.

In July 2001, we entered into a multi-year agreement with CBS, AOL and the NFL. Pursuant to the terms of the agreement, we are responsible for the production and hosting of the NFL’s Internet sites, including NFL.com, superbowl.com, nfleurope.com and playfootball.com. We are entitled to recoup the costs of such production and hosting pursuant to an agreed-upon budget, from the first dollars of revenue generated from such sites, after the payment of certain sales commissions, including but not limited to, advertising and sponsorship sales, e-commerce revenues and direct marketing and, to a limited extent, from the exploitation of certain emerging media rights. We are responsible for a portion of the rights fee payments required to be made to the NFL under the NFL agreement, with our share of the required cash payments aggregating $24.1 million over the five-year term of the NFL agreement as follows: $9.6 million has been paid as of December 31, 2003 and $1.5 million is owed for the third year; $6.0 million for fourth year; and $7.0 million for the fifth year. In addition, we issued to the NFL 350,000 shares of common stock upon effectiveness of the NFL agreement; issued to the NFL an additional 1,049,869 shares of common stock valued at $1.3 million in May 2003, and are obligated to pay an additional $2.7 million in cash or common stock, at our option, in May 2004. After the payment of certain sales commissions and our recoupment of our production and hosting expenses, we are entitled to a graduated share of gross revenues, as defined in the agreement, in an amount aggregating approximately 50% of the first $140 million of gross revenues generated during the term of the NFL agreement. In addition, we may be entitled to receive 20% of certain additional gross revenues in excess of such amount. The NFL has the unilateral right to terminate the NFL agreement after the 2003 - 2004 NFL Season, which may be exercised on or before April 30, 2004.

Additionally, we have strategic relationships with, among others, the PGA TOUR to co-produce PGATOUR.com, the NCAA for which we sublicensed the rights for the official NCAA Championship Web site and Amazon whereby we supply merchandise for the Amazon.com sporting goods store. For information on these and additional strategic relationships, see “Item 1. Business – Strategic Relationships.”

In September 2003, we announced our intention to amend our previously issued historical financial statements for 2001, 2002 and the first six months of 2003 primarily to correct an error in the way we had previously accounted for certain employee stock option grants. Correction of this error required us to record non-cash compensation expense to reflect the intrinsic value of such option grants. During the course of the re-audit of 2001 by Ernst & Young, our current auditors, certain additional adjustments to our previously issued financial statements which were audited by our prior auditors were identified. We and our auditors discovered that the Black-Scholes valuation of certain warrants issued to America Online, Inc. and another third party service provider used incorrect assumptions regarding the life of the warrants and the value of the underlying common stock at the applicable grant date, the net effect of which required us to record additional non-cash amortization expense. In addition, we and our auditors also identified certain other minor adjustments to our previously issued financial statements. Our amended financial statements were filed with the SEC in November 2003.

As a result of our September 2003 announcement, several securities class action lawsuits were filed against us and certain of our officers. See “Item 3. Legal Proceedings.” In addition, in December 2003, the SEC advised us that it had initiated an informal investigation and requested that we provide it with certain documents relating to our September 2003 announcement of our intention to amend our previously issued historical financial statements. We are cooperating fully with the SEC and have provided the requested information as expeditiously as possible. Because the informal investigation is currently ongoing, the outcome of such investigation cannot be predicted at this time.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Our accounting policies are more fully described in Note 2 of the Consolidated Financial Statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our advertising clients to make required payments. In establishing the appropriate provisions for receivable balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a client’s credit quality, the age of the receivable and the client’s history of payments to us. Once we consider these factors, a determination is made as to the probability of default and an appropriate provision is made, if necessary. In addition to these individual assessments, we also maintain a reserve of between five to ten percent of past due receivables, not including those from strategic partners such as CBS or the NFL from which there are payables as well. Our level of reserves for our accounts receivables fluctuates depending upon all the factors mentioned above. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Actual write-offs for 2003 were not significant. See Note 2 of Notes to the Consolidated Financial Statements.

•	We review our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If our analysis indicates a possible impairment exists based on undiscounted future cash flows, we are required to measure impairment based on the then estimated fair value of the assets determined either by third party appraisal or projected discounted future cash flows. During 2003, we recorded an impairment of $2.8 million to write down the remaining value of certain assets of MVP.com we acquired in 2001 for $6.0 million. See Note 2 of Notes to the Consolidated Financial Statements.

•	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are required at least annually to test for impairment of goodwill. We have established October 1 as our annual testing date. Management believes its estimates and judgments have been reasonable in determining whether our goodwill has been impaired. We tested for impairment of our goodwill as of October 1, 2003 and found there was no impairment. If, however, there were a material change in the conditions or circumstances influencing the fair value of our goodwill, we could be required to recognize an impairment charge. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill of $16.2 million as of December 31, 2003.

•	SFAS No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to use the intrinsic value based method. For more information regarding the difference between compensation expense as if we had used fair value based method versus the intrinsic value based method actually used, see Note 2 of Notes to the Consolidated Financial Statements.

•	Advertising and marketing services revenue encompass advertising and sponsorship sales as well as revenue from our direct marketing services and promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on our own Web sites as well as on Web sites we operate for others. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that we have no significant obligations remaining and collection of the resulting receivable is probable. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which we adopted effective for agreements entered into subsequent to June 30, 2003, when we enter into arrangements representing sponsorships or advertising agreements with multiple products and services and are unable to objectively determine the fair value of one or more elements, we recognize the advertising revenue on a straight-line basis over the term of the sponsorship or agreement. Our obligations typically include guarantees of a minimum number of “impressions,” or times that an advertisement is viewed by users of our Web sites, or may include a length of time the sponsorship is displayed.

Results of Operations (amounts in thousands except share and per share data)

Revenue

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
Revenue
Advertising and marketing services	$41,738	$42,226	$(488)	$42,226	$47,215	$(2,735)
Subscription and premium products	15,930	11,907	4,023	11,907	1,650	10,257
Content licensing and other	—	—	—	—	6,695	(4,465)

Total Revenue	$57,668	$54,133	$3,535	$54,133	$55,560	$(1,427)

Advertising and marketing services revenue for 2003, 2002 and 2001 accounted for approximately 72%, 78% and 85%, respectively, of total revenue. Advertising and marketing services decreased in 2003 from 2002 primarily due to management’s decision to limit barter revenue. While we may enter into barter arrangements from time to time, we do not expect to recognize barter advertising revenue, nor the offsetting marketing expense, in future periods. Excluding barter revenue of $5,138 from 2002, advertising and marketing services revenue increased 13% in 2003, mainly due to increased revenue derived from NFL.com and the NCAA Division I Men’s Basketball Championship. The decrease in advertising and marketing services revenue in 2002 from 2001 was also due to management’s decision to limit barter revenue. Excluding barter revenue of $9,221 from 2001, advertising and marketing services revenue increased 18%, mainly due to increased revenue derived from NFL.com as a result of the agreement being in effect for a full year in 2002 for the first time.

Subscription and premium products revenue increased in 2003 from 2002 due to the continued growth of our fantasy products. There were more than 100,000 paid fantasy leagues, representing more than 1.1 million teams that were formed in our fee-based football, baseball, basketball and hockey fantasy games in 2003. The number of leagues increased approximately 25% over total paid leagues in 2002. Subscription and premium products revenue increased in 2002 from 2001 because of the successful conversion from primarily free fantasy sports products to fee-based fantasy products. More than 80,000 paid fantasy leagues representing about one million teams were formed in our fee-based baseball, football, basketball and hockey fantasy games in 2002. The increase in fantasy revenue from 2002 to 2001 was offset by decreases in sales of other products such as our membership rewards program.

The elimination of content licensing revenue after 2001 was due primarily to the replacement in July 2001 of our previous agreement with AOL, which had included a barter content licensing provision. We do not expect to have content licensing revenue in future periods.

As of December 31, 2003 and 2002, we had deferred revenue of $2,221 and $2,052, respectively, relating to cash and receivables for which services had not yet been provided.

Barter transactions, in which we received advertising or other services or goods in exchange for content or advertising on our Web sites, accounted for approximately 0%, 9% and 17% of total revenue for 2003, 2002 and 2001, respectively. Barter transactions were recorded based upon, and to the extent of, similar recent cash transactions of the Company pursuant to EITF No. 99-17, Accounting for Advertising Barter Transactions. While we may enter into barter arrangements from time to time, we do not expect to recognize barter advertising revenue, or the offsetting marketing expense, in future periods.

Equity transactions, in which we received equity in companies in exchange for advertising and promotion accounted for approximately 0%, 0% and 5% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. We expect that we will not have equity-related revenue in future periods.

Cost of Revenue

The main component of cost of revenue is revenue share expense related to agreements with our strategic partners including CBS, NFL and PGA Tour. Additionally, our cost of revenue includes content fees to third parties and payroll and related expenses for the editorial and operations staff that are responsible for creating content on our Web sites. Telecommunications, Internet access and computer related expenses for the support and delivery of our services are also included in our cost of revenue.

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
Cost of revenue	$22,174	$22,130	$44	$22,130	$30,880	$(8,750)
% of total revenue	38%	41%	(3)%	41%	56%	(15)%
Revenue sharing expense	$10,767	$10,077	$690	$10,077	$7,395	$2,682
% of total revenue	19%	19%	—	19%	13%	6%

The increase in cost of revenue in 2003 from 2002 was primarily due to higher revenue share payments to the NFL for fantasy football revenue, increased revenue share payments to CBS as a result of higher cash advertising revenue, and higher expenses related to cash prizes and credit card fees due to increased fantasy participation. These increases were partially offset by decreased telecommunications expenses related to the support and delivery of our services due to lower negotiated rates charged by carriers. Merchandise costs were also lower due to the agreement we entered into in mid-2002 with GSI Commerce, Inc. under which GSI was named the exclusive operator of our online store, marketed under the MVP.com brand name. Under our previous e-commerce agreement, we had to incur some cost of goods sold that are not incurred under the current GSI agreement. The decrease in cost of revenue in 2002 from 2001 is primarily due to the deconsolidation of Sports.com on July 17, 2001. Sports.com accounted for 29% of cost of revenue in 2001. Costs related to revenue sharing increased in 2002 from 2001, primarily due to increased expenses related to increased fantasy football revenue. These increased costs were partially offset by reductions in telecommunications expenses and payroll.

Operating Expenses

Sales and Marketing — Equity Consideration to Viacom for Promotion. Equity consideration to Viacom for promotion consists of the expense for our agreements with two Viacom-related entities pursuant to which we have issued equity instruments in exchange for advertising and promotion.

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
Equity consideration to Viacom for promotion	$22,286	$24,036	$(1,750)	$24,036	$20,288	$3,748
% of total revenue	39%	44%	(5)%	44%	37%	7%

Pursuant to our promotion and licensing agreement with CBS, we issued shares of common stock and warrants to purchase shares of common stock and expensed $22,286 in both 2003 and 2002 compared to $17,288 in 2001. Additionally, we expensed $0, $1,750 and $3,000 in 2003, 2002 and 2001, respectively, related to shares of common stock issued to Westwood One, Inc. in exchange for promotion and programming. We will not recognize amortization expense related to the Westwood One, Inc. agreement in future periods due to the expiration of our agreement with Westwood One on August 1, 2002. At that time, we entered into a new agreement with Westwood One that does not require the issuance of additional equity or any other financial consideration.

Sales and Marketing — Other. Sales and marketing – other expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses, research expenses and rights payment expenses related to our agreement with the NFL.

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
Sales and marketing – other	$21,358	$26,381	$(5,023)	$26,381	$43,211	$(16,830)
% of total revenue	37%	49%	(12)%	49%	78%	(29)%
Barter expense	$—	$5,138	$(5,138)	$5,138	$9,221	(4,083)
% of total revenue	0%	9%	(9)%	9%	17%	(8)%
Cash payments made to CBS and affiliates	$425	$367	$58	$367	$2,227	(1,860)
% of total revenue	1%	1%	0%	1%	4%	(3)%

The decrease in sales and marketing – other expense in 2003 from 2002 primarily relates to the absence of barter expense resulting from our not recording any barter revenue and its corresponding expense. This was offset by increased advertising expense related to the promotion of our fantasy football products and increased sales commissions paid because of higher cash advertising revenue. The decrease in sales and marketing – other expense from 2001 to 2002 was due to the deconsolidation of Sports.com along with decreased advertising and payroll as a result of our cost restructuring programs. Additionally, the replacement of our previous agreement with AOL at a lower cost in July 2001, contributed to the decrease in 2002 compared to 2001. Barter transactions accounted for approximately 19% of sales and marketing – other expense in 2002 and 21% in 2001. Included in sales and marketing – other expense are cash payments made to CBS and certain affiliates of CBS, respectively, for television, radio and outdoor advertising during those periods.

General and Administrative. General and administrative expense consists of salary and related costs for executive, finance and accounting, technical and customer support, human resources and administrative functions, as well as rent and occupancy expenses and professional service fees.

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
General and administrative	$20,728	$25,232	$(4,504)	$25,232	$37,064	$(11,832)
% of total revenue	36%	47%	(11)%	47%	67%	(20)%

The decrease in general and administrative expense in 2003 from 2002 was attributable primarily to reduced payroll expense as a result of our cost restructuring program and decreased stock based compensation expense. Additionally, we reduced bad debt expense in 2003 due to a recovery of a previously written off receivable as well as an adjustment made to the allowance for doubtful accounts (bad debt) resulting from fewer write-offs than in previous years and a higher number of repeat clients. The decrease in general and administrative expense from 2001 to 2002 was mainly due to the deconsolidation of Sports.com, which accounted for 17% of general and administrative expense in 2001, and decreases in payroll and consulting expenses due to our cost restructuring program.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment, amortization of costs associated with consulting agreements and amortization of licensing rights and intangible assets.

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
Depreciation and amortization	$4,385	$8,813	$(4,428)	$8,813	$23,757	$(14,944)
% of total revenue	8%	16%	(8)%	16%	43%	(27)%

The decrease in depreciation and amortization expense in 2003 from 2002 was due primarily to the expiration of certain consulting agreements and the full amortization of the related equity issuances. Software and equipment depreciation was lower due to fewer recent purchases and equipment becoming fully depreciated. The decrease in depreciation and amortization expense in 2002 compared to 2001 was due primarily to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002. Goodwill is no longer subject to amortization, but instead will be reviewed for impairment and, if deemed necessary, written down and charged to results of operations. Goodwill amortization was $7,841 for the year ended December 31, 2001. Additionally, the warrants and shares associated with the 1998 AOL agreement became fully amortized in July 2001. Furthermore, depreciation and amortization expense related to fixed assets decreased due to decreased purchases in 2002 compared to 2001 combined with certain older equipment becoming fully depreciated.

Employee Termination and Restructuring Charges. For the year ended December 31, 2003, we recognized employee termination charges totaling $2,010. For the years ended December 31, 2002 and 2001, we recognized restructuring charges of $2,499 and $985, respectively, related to severance payments and the termination of leases. See Note 2 of Notes to Consolidated Financial Statements.

Write-down of E-Commerce Assets. In January 2001, we acquired for a cost of $6,000 certain assets of MVP.com, Inc., which had ceased business operations, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com. The cost of these assets was being amortized using the straight-line method over five years. As a result of shortfalls in actual results compared to initial valuation forecasts, we recorded a write-down in the third quarter of 2003 of the remaining carrying value of such assets, totaling $2,800, to reflect a reduction in the estimated value of the e-commerce assets we acquired from MVP.com. There was no write-down of e-commerce assets in 2002 or 2001.

Write-down of Goodwill. As a result of the identification of several indicators of impairment including a slowdown in the economy and differences in actual results in comparison to initial valuation forecasts, we recognized a goodwill write-down in the year ended December 31, 2001 of $17,000 to adjust our investment in Daedalus World Wide Corporation to its estimated fair value. Our assessment of our goodwill investment associated with Daedalus World Wide was based on historical operations, future cash flows and the market value of similar entities. We performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2003. As a result, we found no impairment of its goodwill.

Interest Expense. Interest expense was $952, $929 and $1,073 in 2003, 2002 and 2001, respectively. Interest expense is related primarily to our outstanding Convertible Subordinated Notes due 2006. The decrease in interest expense in 2002 compared to 2001 was primarily due to the repurchase of an additional $2,930 principal amount of our Convertible Subordinated Notes in the fourth quarter of 2001.

Interest and Other Income, Net. Interest and other income, net primarily represents interest earned on cash and cash equivalents and marketable securities. Interest and other income, net was $786 in 2003 compared to $888 and $3,460 in 2002 and 2001, respectively. The decrease in interest income in 2003 compared to 2002 and 2001 was primarily attributable to lower invested cash balances and lower interest rates.

Gain on Termination of Advertising Agreements. In 2001, we recognized a gain of $2,051 due to the completion of the liquidation of MVP.com, Inc. with which we had a previous advertising agreement. There was no gain on termination of agreements in 2003 and 2002.

Gain on Extinguishment of Debt. During the fourth quarter of 2001, we repurchased $2,930 of our Convertible Subordinated Notes for approximately $500 and, as a result, recognized a gain of $2,404, net of unamortized debt issuance costs. SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections, eliminates the previous requirement under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. We adopted SFAS No. 145 on July 1, 2002, and accordingly classified the extraordinary gain of $2,404 that occurred from our extinguishment of debt in 2001 to other non-operating income.

Effect of Deconsolidation of Sports.com. In accordance with United States generally accepted accounting principles, we recorded in 2001 the effect of the deconsolidation of Sports.com in the amount of $41,739. On July 17, 2001, Sports.com raised approximately $13,000 in equity funding from its existing investors. After giving effect to the funding, our fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, was approximately 30%. As a result of our reduced ownership interest in Sports.com and a reduction in our representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 we no longer consolidated the results of Sports.com and accounted for our investment in Sports.com under the equity method of accounting.

Income Taxes. No provision for Federal and state income taxes has been recorded as we incurred net operating losses for each period presented. As of December 31, 2003, we had approximately $226,000 of net operating loss carryforwards for Federal income tax purposes, expiring beginning in 2009, available to offset future taxable income. Additionally, we had approximately $93,000 of capital loss carryforwards expiring in 2005. SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred income tax assets to zero. See Note 11 of Notes to Consolidated Financial Statements.

In 2002, we recorded a tax benefit of $720 due to a refund of alternative minimum taxes paid in 2001.

Quarterly Results of Operations (unaudited)

The tables below set forth our quarterly operating results for 2003 and 2002. This information is unaudited, and in our opinion reflects all adjustments that we consider necessary for a fair presentation of such information in accordance with United States generally accepted accounting principles. We made year-end adjustments to general and administrative expense in the fourth quarter of 2003 to reduce our management bonus accrual by $0.6 million due to both the reduced number of our officers and the amounts of bonuses awarded and to reduce our allowance for bad debt by $0.2 million due to the improvement of the credit quality of our advertisers and the decline of write-offs of past-due accounts. Additionally, we made a year-end adjustment in the fourth quarter to increase termination charges by $0.4 million to record additional payroll tax expense and restricted share expense related to terminations that occurred in 2002, primarily in the second quarter. The sum of the quarterly loss per share amounts may not necessarily be equal to the annual loss per share amounts due to rounding. The results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands except for share and per share data)
Revenue	$12,010	$8,844	$14,032	$22,782
Cost of revenue	3,813	4,889	5,587	7,885

Gross profit	8,197	3,955	8,445	14,897

Operating Expenses:
Sales and marketing:
Equity consideration to Viacom for promotion	5,571	5,572	5,571	5,572
Other	5,527	4,858	5,960	5,013
General and administrative	5,361	5,090	5,152	5,125
Depreciation and amortization	1,381	1,186	1,040	778
Write-down of e-commerce assets	—	—	2,800	—
Employee termination and restructuring charges	—	—	—	2,010

Total operating expenses	17,840	16,706	20,523	18,498

Loss from operations	(9,643)	(12,751)	(12,078)	(3,601)
Interest expense	(246)	(237)	(227)	(242)
Interest and other income, net	117	135	186	348

Loss from continuing operations	(9,772)	(12,853)	(12,119)	(3,495)
Income (loss) from discontinued operations	(54)	(156)	(25)	97
Income (loss) from sale of discontinued operations	—	(285)	—	93

Net loss	$(9,826)	$(13,294)	$(12,144)	$(3,305)

Loss per share – basic and diluted	$(0.26)	$(0.31)	$(0.28)	$(0.08)

Weighted average common and common equivalent shares outstanding — basic and diluted	37,177,311	42,663,085	43,502,652	42,086,632

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

	(in thousands except for share and per share data)
Revenue	$13,968	$8,892	$13,369	$17,904
Cost of revenue	4,445	4,772	6,178	6,735

Gross profit	9,523	4,120	7,191	11,169

Operating Expenses:
Sales and marketing:
Equity consideration to Viacom for promotion	6,321	6,322	5,821	5,571
Other	8,042	6,504	5,843	5,993
General and administrative	7,153	6,254	6,259	5,566
Depreciation and amortization	2,355	2,105	2,509	1,844
Restructuring charges	—	1,398	1,101	—

Total operating expenses	23,871	22,583	21,533	18,974

Loss from operations	(14,348)	(18,463)	(14,342)	(7,805)
Interest expense	(229)	(227)	(228)	(245)
Interest and other income, net	210	185	177	316
Tax benefit	—	—	720	—

Loss from continuing operations	(14,367)	(18,505)	(13,673)	(7,734)
Income(loss) from discontinued operations	1,522	1,466	1,384	(1,421)

Net loss	$(12,845)	$(17,039)	$(12,289)	$(9,155)

Loss per share – basic and diluted	$(0.38)	$(0.50)	$(0.34)	$(0.25)

Weighted average common and common equivalent shares outstanding – basic and diluted	34,192,103	34,149,729	36,028,554	37,024,527

Liquidity and Capital Resources

As of December 31, 2003, our primary source of liquidity consisted of $28.5 million in cash and marketable securities comprised of $2.5 million in cash and cash equivalents, $16.9 million in current marketable securities, which mature at various dates from January 2004 to March 2004, and $9.1 million in non-current marketable securities, which have an average maturity of between twelve and eighteen months. Our principal sources of funds have been and are expected to be operating revenues, cash on hand and marketable securities. Our principal uses of funds have been and are expected to be the payment of operating expenses, including payments in connection with our agreements with CBS and the NFL, severance payments to terminated employees and interest payments. We estimate that capital expenditures for 2004 will be approximately $1.0 to $2.0 million. We expect that our operating revenues and cash and marketable securities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. If our anticipated level of revenue growth is not achieved because, for example, of decreased advertising spending in response to weak economic conditions or changes in consumer acceptance and other variables related to our subscription products, our current sources of funds may be insufficient to meet our cash requirements. To the extent we require additional funds to support our operations or the expansion of our business, we may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders. Additional financing, if required, may not be available to us in amounts or on terms acceptable to us.

As of December 31, 2003, deferred advertising and content costs related to our CBS agreement totaled approximately $6.9 million. These costs represent the value of the common stock warrants issued in 1999 in exchange for an extension of the agreement. Accrued liabilities totaled $9.1 million as of December 31, 2003, which was the same at December 31, 2002. Long-term liabilities, excluding the outstanding balance of our Convertible Subordinated Notes, at December 31, 2003 were $15.8 million compared to $6.9 million in 2002, an increase of $8.9 million, mainly due to the deferral of our obligation to CBS pursuant to the amended CBS agreement.

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in thousands)	Year Ended December 31,
	2003	2002	2001
Operating activities	$(8,487)	$(7,127)	$(40,916)
Investing activities	(5,966)	(5,390)	21,934
Financing activities	$(445)	$(117)	$(17,714)

Net cash used in operating activities was $8.5 million, $7.1 million and $40.9 million for 2003, 2002 and 2001, respectively. The increase in net cash used in operating activities in 2003 compared to 2002 reflects the changes in working capital and the decrease in our non-cash expenses partially offset by the decrease in our net loss as compared to 2002. Changes in working capital reflect an increase in accounts receivable due to an increase in cash advertising revenue, particularly in the fourth quarter, and increases in accrued liabilities due to increased accruals for cash prizes and professional fees. The principal uses of cash used in operating activities for all periods were to fund our net losses from operations and our increasing accounts receivable, partially offset by non-cash expenses such as equity consideration to Viacom for promotion, depreciation and amortization and other non-cash charges.

Net cash used in investing activities was $6.0 million and $5.4 million in 2003 and 2002, respectively, and net cash provided by investing activities was $21.9 million in 2001. Investing activities in 2003 consisted primarily of net purchases of marketable securities and purchases of property and equipment offset by the net proceeds from the sale of discontinued operations. Investing activities in 2002 consisted primarily of net purchases of marketable securities and to a lesser extent purchases of property and equipment. Investing activities in 2001 consisted primarily of net proceeds from maturity of marketable securities offset by purchases of property and equipment and intangible assets and our investment in Sports.com.

Net cash used in financing activities was $0.4 million, $0.1 million and $17.7 million in 2003, 2002 and 2001, respectively. Financing activities in 2003 consisted primarily of the repurchase of common stock offset by the exercise of common stock warrants and options. Financing activities in 2002 consisted primarily of the repurchase of restricted shares of common stock from a former employee. Financing activities in 2001 consisted principally of the repurchase of the Consideration Shares from DBC for $12.5 million (see Note 4 of Notes to the Consolidated Financial Statements) and the repurchase of 2,500,500 shares of our common stock for aggregate consideration of $5.1 million on the open market.

Convertible Subordinated Notes in an aggregate principal amount of approximately $16.7 million were outstanding as of December 31, 2003. The Convertible Subordinated Notes mature in April 2006.

We have entered into various licensing, royalty and consulting agreements with content providers, vendors and sports organizations, which agreements provide for consideration in various forms, including issuance of shares of or warrants to purchase Common Stock and payment of royalties, bounties and certain other guaranteed amounts on a per member and/or a minimum dollar amount basis over terms remaining of one to four years. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the organization from whose Web site the revenue is derived. As of December 31, 2003, the minimum guaranteed payments we are required to make under such agreements, including our agreements with the NFL, totaled $22.7 million, of which $2.7 million is payable in stock at prevailing market prices in lieu of cash at our option.

The following contractual obligations and commercial commitments, including the CBS commitment that is described below, are payable during the periods stated:

(Dollars in thousands)	Years Ending December 31,
Type of obligation	Total	2004		2005	2006	2007	2008	Thereafter
Long-term debt	$16,661	$—		$—	$16,661	$—	$—	$—
Operating leases	10,534	1,696		1,631	1,680	1,715	1,777	2,035
Obligations to CBS (1)	74,600	34,600		20,000	—	20,000	—	—
Other long-term obligations	22,747	12,617	(2)	8,025	2,105	—	—	—

Total obligations	$124,542	$48,913		$29,656	$20,446	$21,715	$1,777	$2,035

(1)	Amounts due CBS are payable in common stock at prevailing market prices; provided that we may be obligated to pay up to $5.0 million in cash in 2004 which is dependent on the fair market value of our common stock at July 1, 2004. See below for further explanation of these amounts.
(2)	At our option $2,666 of this amount may be paid in stock at prevailing market prices in lieu of cash.

The following is a description of our future contractual obligations to CBS listed in the chart above:

July 2004 Payment. On July 1, 2004, we are obligated to issue to CBS the lesser of (1) a number of shares of common stock having a fair market value on July 1, 2004 equal to approximately $34.6 million (of which approximately $14.6 million represents a deferred obligation from 2003); or (2) a number of shares of common stock that will result in CBS and its affiliates’ aggregate beneficial ownership interest in our outstanding common stock not exceeding 49.9%. If the number of shares of common stock that would result in CBS and its affiliates’ aggregate beneficial ownership interest in our outstanding common stock not exceeding 49.9% has a fair market value less than the amount of our total obligation on July 1, 2004 of approximately $34.6 million, then we must satisfy up to $5.0 million of such obligation in cash. We have the option to satisfy any additional remaining obligation on July 1, 2004 in cash and/or stock at our option. If we elect to satisfy any portion of that remaining obligation, if any, in stock and the issuance of such stock would cause the ownership interest of CBS and its affiliates to exceed 49.9% on July 1, 2004, then CBS may elect to defer that portion of the issuance until October 1, 2005.

October 2005 and January 2007 Payments. On October 1, 2005, we are obligated to issue to CBS common stock with a fair market value equal to (x) $20.0 million plus (y) the portion of the payment due in July 2004 that CBS may have elected to defer, if any. We are obligated to issue common stock with a fair market value of $20.0 million to CBS on January 1, 2007.

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

We have had transactions in the normal course of business with certain of our officers and directors. The terms of these transactions over the past three years were:

In April 2001, we loaned Peter Pezaris, our former President, Operations and Product Development, $200 at an annual interest rate of 5.5% secured by 50,000 shares of our common stock owned by Mr. Pezaris. The loan was made in connection with Mr. Pezaris’ relocation from New York to our Fort Lauderdale headquarters. The loan and accrued interest were paid in full by Mr. Pezaris in December 2001.

We contract for endorsement and other services of Joe Namath through Planned Licensing, Inc., which is a wholly-owned subsidiary of Namanco Productions, Inc. whose president and sole stockholder is James Walsh, who was a member of our board of directors until December 2003. We have an agreement with Planned Licensing, Inc. through October 16, 2004. We incurred consulting and royalty expenses related to services provided by Planned Licensing, Inc. of approximately $0.2 million in each of the years 2003, 2002 and 2001. Additionally, in 2000 we issued 30,000 common stock warrants to Planned Licensing, Inc. that vest over the life of the agreement. We are obligated to make future minimum payments to Planned Licensing, Inc. totaling $0.2 million under this agreement through 2004.

We have a strategic alliance with CBS. As of December 31, 2003, CBS and its affiliates beneficially owned approximately 40% of our outstanding common stock. See “Business – Strategic Relationships – CBS,” “Business – Strategic Relationships – NFL,” “Business – Strategic Relationships – NCAA,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Seasonality

We expect that our revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics, the Ryder Cup and the World Cup, although such events do not occur every year. We believe that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Historically, the first and fourth quarters of each year have been the strongest for us due to the timing of major U.S. sporting events and major sports seasons. Furthermore, we have experienced growth in our revenue from fantasy football products affecting the third and fourth quarter. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse effect on our business, results of operations and financial condition.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus was applicable to agreements entered into in fiscal periods beginning after June 15, 2003. We have adopted the provisions of EITF 00-21 effective July 1, 2003 and, as a result, when we enter into advertising agreements with multiple products and services and are unable to objectively determine the fair value of one or more elements, we recognize the advertising revenue on a straight-line basis over the term of the agreement.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The adoption of FIN 46(R) did not have and is not expected to have a material impact on our financial position or results of operations with respect to consolidation of VIEs as there are no VIEs identified.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this statement did not have an impact on the our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments within the scope of SFAS 150 will now be required to be classified as a liability. This statement also requires enhanced disclosures regarding alternative methods of settling the instruments and the capital structure of entities. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position or results of operations.

In November 2003, the EITF reached a consensus on issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on the our financial position or operating results, and the disclosure requirements are included in Note 3 of Notes to the Consolidated Financial Statements.

Risk Factors That May Affect Future Results

SportsLine’s business and the value of its stock are subject to a number of risks. Some of those risks are described below.

We operate in a difficult market environment.

The Internet-based advertising, information services and commerce markets in which we operate experience frequent and substantial changes. Additionally, we face intense competition and we must effectively manage our growth and respond quickly to rapid changes in customer demands and industry standards. To address these risks, we must provide compelling and original content to our users, maintain our existing relationships and effectively develop new relationships with advertisers, advertising agencies and other third parties, develop and upgrade our technology and respond to competitive developments, and attract, retain and motivate qualified personnel. We may not succeed in addressing these challenges and risks.

We have an accumulated deficit and we anticipate further losses.

We have incurred significant losses since we began doing business and it is possible that we may never generate sufficient revenue to meet our expenses or achieve or maintain profitability. We incurred net losses of $17.1 million during 1999, $106.1 million during 2000, $70.8 million during 2001, $51.3 million during 2002 and $38.6 million during 2003. As of December 31, 2003, we had an accumulated deficit of $376.3 million. We expect to continue to incur operating losses for at least the next twelve months.

Since inception, we have incurred substantial costs

•	to develop and enhance our technology,

•	to create, introduce and enhance our service offerings,

•	to acquire and develop content,

•	to build traffic on our Web sites,

•	to acquire members,

•	to establish marketing relationships and

•	to build an administrative organization and we intend to continue these efforts.

We have entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, including, among others, the NFL and the PGA TOUR, which agreements provide for consideration in various forms, including issuance of shares of our common stock and/or warrants to purchase shares of our common stock and payment of royalties, bounties and certain other guaranteed amounts. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 2003, the minimum guaranteed payments we were required to make under such agreements totaled $22.7 million, of which $2.7 million is payable in stock at prevailing market prices in lieu of cash at our option. See “ – Liquidity and Capital Resources.” Also, we recorded non-cash expense of approximately $22.0 million in each of the years ended December 31, 2003 and 2002, related to our agreement with CBS and will record an additional $67.0 million of non-cash expense over the remaining term of our agreement with CBS.

We may need additional capital and the future funding of these capital needs is uncertain.

As of December 31, 2003, our primary source of liquidity consisted of $28.5 million in cash and marketable securities comprised of $2.5 million in cash and cash equivalents, $16.9 million in current marketable securities, which mature at various dates from January 2004 to March 2004, and $9.1 million in non-current marketable securities, which have an average maturity of between twelve and eighteen months. We believe that our current cash and marketable securities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we expect to continue to incur significant operating losses for such period. To the extent we require additional funds to support our operations or the expansion of our business, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities will result in additional dilution to our stockholders and the rights, preferences or privileges of the new security holders may be senior to those of the existing common stockholders. If we are unable to raise additional funds on favorable terms, we may be required to cut our expenditures, which may affect our ability to expand our business, support our operations and generate sustained revenues. There can be no assurance that additional financing, if required, will be available in amounts or on terms acceptable to us or at all.

Financial results for any particular period will not predict results for future periods.

The purchasing patterns of customers advertising on our network of Web sites may continue to fluctuate, advertisers may make smaller and shorter-term purchases, and market prices for online advertising may decrease due to competitive or other factors. In addition, consumers may not continue to purchase memberships or the fantasy and other subscription and premium products we offer at the times or in the same volumes as they have in any particular sports season or fiscal period. Because of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. You should not rely on the results for any period as an indication of future performance.

Our quarterly results may fluctuate seasonally.

We expect that our revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics and World Cup events, although these events do not occur every year. We believe that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. The growth of our subscription fantasy business may heighten such seasonal fluctuations based on major U.S. sports seasons. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced in which case our revenues may be affected by such seasonal and cyclical patterns.

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

Most of our revenues are currently derived from agreements with advertisers or sponsorship arrangements. These agreements generally have terms no longer than three years and, in many cases, the terms are much shorter. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results. Although none of our advertising clients accounted for more than 5% of our consolidated revenue during 2003, if we lose several of our more significant advertising clients, or if these clients substantially reduce their advertising purchases from us, our advertising revenues could be adversely affected.

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

We believe that our relationship with CBS, in particular the branding of our flagship Web site as “CBS SportsLine.com” and the promotion we receive on CBS television broadcasts, has been important in establishing SportsLine as a broadly recognized consumer brand. If the agreement with CBS were to terminate and we were unable to establish a strategic relationship with another promotional partner of similar stature on similar or more favorable terms, our revenues would decrease.

In addition to our relationship with CBS, we have entered into strategic relationships with other parties including the NFL, the NCAA and the PGA TOUR, and various sports superstars and personalities and other sports organizations. We rely on these relationships to increase awareness of our brand among consumers, to create revenue opportunities and to obtain content for our Web sites. We cannot assure you that a party to any of our strategic agreements will perform its obligations as agreed or that we will be able to specifically enforce any such agreement. Many of these strategic agreements are short-term in nature and either party on short notice may terminate certain of these agreements. Our failure to maintain or renew these existing strategic relationships, to establish additional strategic relationships or to fully capitalize on any such relationship could have a material adverse effect on our business, results of operations and financial condition.

CBS beneficially owns approximately 40% of our outstanding common stock and their interests could conflict with yours.

As of December 31, 2003, CBS and its affiliates beneficially owned approximately 40% of our outstanding common stock and pursuant to the terms of our agreement with CBS, as amended in March 2003, we will issue additional shares of common stock to CBS on July 1, 2004 which will potentially bring their ownership interest to approximately 49.9% of our outstanding stock or higher depending on certain factors. See “—Liquidity and Capital Resources” for a further discussion of the payment terms of our agreement with CBS. Messrs. Sean McManus and Russell Pillar, members of our board of directors, are also employees of CBS and Viacom Inc., the parent company of CBS, respectively. As a result of CBS’s ownership stake, CBS may be able to significantly influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, pursuant to our agreement with CBS, upon a change of control we may be required to accelerate the issuance of shares of common stock that are otherwise scheduled to be issued over the term of our agreement. Such concentration of ownership and the provision for the acceleration of future stock issuances may have the effect of delaying or preventing a change in control of SportsLine. In addition, sales of significant amounts of shares held by CBS, or the prospect of these sales, could adversely affect the market price of our common stock.

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

Based on our review of publicly available documents, we believe some of our existing competitors, as well as potential new competitors, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user or membership bases than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. In addition, some of these competitors may be able to respond more quickly than us to new or emerging technologies and changes in Internet user requirements and to devote greater resources than us to the development, promotion and sale of their services. Our current or potential competitors may develop products and services comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry trends or changing Internet user preferences.

More individuals are utilizing non-PC devices to access the Internet and we may not be successful in developing a version of our service that will gain widespread adoption by users of such devices.

The number of individuals who access the Internet through devices other than a personal computer (such as personal digital assistants, cellular telephones and television set-top devices) continues to grow. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we may fail to capture a sufficient share of an increasingly important portion of the market for online services. Further, as the majority of our revenues are derived through the sale of banner and other advertising optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from online properties that are directed at the users of alternative devices. Any failure to develop revenue-generating online properties that are adopted by a significant number of alternative device users could negatively impact our ability to attain or maintain profitability.

We are dependent on certain content providers and are required to make significant payments to such content providers

We rely on independent content providers, including professional sports organizations, for sports news, scores, statistics and other sports information. Our future success depends, in significant part, on our ability to maintain and renew our relationships with these content providers and to build new relationships with other content providers. Our agreements with content providers generally are short-term and may be terminated by the content provider if we fail to fulfill our obligations under the applicable agreement. Some of our content providers compete with one another and, to some extent, with us for advertising and members. Termination of one or more significant content provider agreements would decrease the availability of sports news and information which we can offer our customers and significantly decrease the number of users of our Web sites and revenues from advertising.

Most of our agreements with content providers are nonexclusive, and many of our competitors offer, or could offer, content that is similar or the same as that obtained by us from such content providers. In addition, the growing reach and use of the Internet have further intensified competition in this industry. Consumers have gained free access to certain information provided directly on the Internet by certain content providers. To the extent that content providers, including but not limited to our current suppliers, provide information to users at a lower cost than us or at minimal or no cost, users may not view our site as often or at all.

Fees payable to content providers constitute a significant portion of our cost of revenue. These content providers may not enter into or renew agreements with us on the same or similar terms as those currently in effect. If we are required to increase the fees payable to our content providers, such increased payments could negatively impact our profitability.

We may not be able to protect our proprietary rights and we may infringe the proprietary rights of others

Proprietary rights are important to our success and competitive position. In 1996, we were issued a United States trademark registration for our former SportsLine USA logo. We have applied to register in the United States a number of marks, several of which include the term “SportsLine.” We have filed applications to register “SportsLine” marks in Australia, the United Kingdom and other countries. We may be unable to secure adequate protection for these trademarks in the United States or in foreign countries. Although we seek to protect our proprietary rights, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties and it is possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect us. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of our technical and management personnel.

We hold rights to various Web domain names, including “cbs.sportsline.com” and “golfweb.com”, among others. Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

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

Concerns regarding security of transactions and transmitting confidential information over the Internet

A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms we use to protect customer transaction data. If someone is able to circumvent our security measures, such person could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that our activities or the activities of third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches or that failure to prevent such security breaches.

Litigation and regulatory proceedings regarding the restatement of our consolidated financial statements could divert our time and attention from more productive activities and could harm our business

Litigating the securities class action and shareholder derivative action relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. In the case of the securities class action, if our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for damages awards. Although we currently maintain director and officer liability insurance coverage, we may be unable to continue to maintain such coverage and any insurance coverage may not be adequate to fully offset potential damages.

Regulatory and legal uncertainties could harm our business

The application of existing laws and regulations to SportsLine and its advertising clients with respect to issues such as the protection of databases, user privacy, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement can be unclear. In addition, SportsLine or its clients may also be subject to new laws and regulations directly applicable to our respective activities. Any existing or new legislation applicable to SportsLine could expose it to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web. Any new laws or regulations applicable to any of our advertising clients may reduce or eliminate their ability or desire to advertise their services on our online properties.

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

We post our privacy policy and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policy, requirements of the FTC regarding user privacy, or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on SportsLine’s business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to SportsLine’s business. We are unable to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize SportsLine’s services.

Our contests and sweepstakes may be subject to state and Federal laws governing lotteries and gambling. We seek to design our contest and sweepstakes rules to fall within exemptions from such laws and restrict participation to individuals over 18 years of age who reside in jurisdictions within the United States and Canada in which the contests and sweepstakes are lawful. If our contests and sweepstakes are not exempt from such laws we may be required to spend significant resources complying with these laws or we may be unable to continue losing the contests as a marketing tool.

We may be liable for the content we make available on the Internet

We may be subject to legal claims relating to the content we make available on our Web sites, or the downloading and distribution of such content. For example, persons may bring claims against us if material that is inappropriate for viewing by young children can be accessed from our Web sites. Claims could also involve such matters as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage will decrease our profitability. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants

Board of Directors

SportsLine.com, Inc.

We have audited the accompanying consolidated balance sheets of SportsLine.com, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsLine.com, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, effective July 1, 2003.

/S/ Ernst & Young LLP

Ft. Lauderdale, Florida
January 30, 2004, except for the 12th paragraph of Note 12, as to which the date is February 26, 2004

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,485	$17,383
Marketable securities	16,943	3,866
Accounts receivable, net	11,729	7,912
Due from CBS	2,127	1,782
Prepaid expenses and other current assets	2,133	1,699
Assets held for sale	—	2,204

Total current assets	35,417	34,846

DEFERRED ADVERTISING AND CONTENT	6,857	9,143
PROPERTY AND EQUIPMENT, net	5,563	7,537
NONCURRENT MARKETABLE SECURITIES	9,134	16,376
GOODWILL, net	16,194	16,194
OTHER ASSETS, net	2,435	8,027

	$75,600	$92,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,193	$1,567
Accrued liabilities	9,060	9,129
Due to CBS	7,034	1,507
Deferred revenue	2,221	2,052
Liabilities held for sale	—	137

Total current liabilities	19,508	14,392

LONG-TERM LIABILITIES:
DUE TO CBS	9,600	4,320
DUE TO NFL	3,379	—
OTHER	2,853	2,563
CONVERTIBLE SUBORDINATED NOTES	16,661	16,678

Total liabilities	52,001	37,953

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 42,750,371 and 38,256,024 issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	428	383
Additional paid-in capital	401,284	396,022
Accumulated other comprehensive income	71	23
Deferred compensation costs	(1,914)	(4,557)
Accumulated deficit	(376,270)	(337,701)

Total shareholders’ equity	23,599	54,170

	$75,600	$92,123

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
REVENUE	$57,668	$54,133	$55,560
COST OF REVENUE	22,174	22,130	30,880

GROSS PROFIT	35,494	32,003	24,680

OPERATING EXPENSES:
Sales and marketing:
Equity consideration to Viacom for promotion	22,286	24,036	20,288
Other	21,358	26,381	43,211
General and administrative	20,728	25,232	37,064
Depreciation and amortization	4,385	8,813	23,757
Employee termination and restructuring charges	2,010	2,499	985
Write-down of e-commerce assets	2,800	—	—
Write-down of goodwill	—	—	17,000

Total operating expenses	73,567	86,961	142,305

LOSS FROM OPERATIONS	(38,073)	(54,958)	(117,625)
INTEREST EXPENSE	(952)	(929)	(1,073)
INTEREST AND OTHER INCOME, net	786	888	3,460
LOSS ON EQUITY INVESTMENTS	—	—	(28)
GAIN ON TERMINATION OF ADVERTISING AGREEMENTS	—	—	2,051
GAIN ON EXTINGUISHMENT OF DEBT	—	—	2,404
EFFECT OF DECONSOLIDATION OF SPORTS.COM	—	—	41,739

LOSS FROM CONTINUING OPERATIONS BEFORE TAX BENEFIT	(38,239)	(54,999)	(69,072)
TAX BENEFIT	—	720	—

LOSS FROM CONTINUING OPERATIONS	(38,239)	(54,279)	(69,072)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(138)	2,951	(1,749)
LOSS FROM SALE OF DISCONTINUED OPERATIONS	(192)	—	—

NET LOSS	$(38,569)	$(51,328)	$(70,821)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.92)	$(1.53)	$(2.59)
Income(loss) from discontinued operations	—	0.08	(0.06)
Loss from sale of discontinued operations	(0.01)	—	—

Loss per share – basic and diluted	$(0.93)	$(1.45)	$(2.65)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	41,377,109	35,420,696	26,719,463

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 2000	26,486,193	$265	$359,612	$—	$(5,228)	$(215,552)
Repurchase of common stock	(2,500,500)	(25)	(5,049)	—	—	—
Issuance of common stock and options pursuant to acquisition of subsidiary	3,024,344	30	12,103	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	176,460	2	363	—	—	—
Issuance of common stock warrants pursuant to consulting agreement	—	—	386	—	—	—
Repurchase of common stock pursuant to acquisition of subsidiary	(277,152)	(3)	(12,497)	—	—	—
Issuance of restricted shares of common stock to employees	1,909,458	19	2,006	(2,025)	—	—
Issuance of common stock pursuant to National Football League agreement	350,000	3	630	—	—	—
Issuance of common stock warrants pursuant to AOL agreement	—	—	3,410	—	—	—
Issuance of common stock pursuant to consulting agreement	50,000	1	266	—	—	—
Issuance of common stock from exercise of employee options	133	—	1	—	—	—
Issuance of employee stock options net of forfeitures	—	—	12,705	(12,705)	—	—
Amortization of deferred compensation costs	—	—	—	6,231	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(70,821)	$(70,821)
Cumulative translation adjustment	—	—	—	—	5,228	—	5,228

Comprehensive loss							$(65,593)

Balances at December 31, 2001	29,218,936	292	373,936	(8,499)	—	(286,373)

Issuance of common stock pursuant to CBS agreement	6,882,312	69	19,931	—	—	—
Repurchase of common stock	(24,700)	—	(25)	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	123,383	1	105	—	—	—
Repurchase of restricted shares of common stock for employees	(106,398)	(1)	(209)	210	—	—
Issuance of common stock pursuant to AOL agreement	1,945,525	19	1,980	—	—	—
Issuance of common stock pursuant to John Elway agreement	200,000	2	244	—	—	—
Issuance of common stock warrants pursuant to consulting agreement	—	—	7	—	—	—
Issuance of employee options net of forfeitures	—	—	41	(41)	—	—
Issuance of common stock from exercise of employee options	16,966	1	12	—	—	—
Amortization of deferred compensation costs	—	—	—	3,773	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(51,328)	$(51,328)
Unrealized gains on marketable securities	—	—	—	—	23	—	23

Comprehensive loss							$(51,305)

Balances at December 31, 2002	38,256,024	383	396,022	(4,557)	23	(337,701)
Issuance of common stock pursuant to CBS agreement	5,454,428	55	5,345	—	—	—
Issuance of common stock pursuant to NFL agreement	1,049,869	10	1,323	—	—	—
Issuance of common stock warrants pursuant to consulting agreement	—	—	37	—	—	—

(continued on next page)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(CONTINUED)

(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Issuance of common stock pursuant to conversion of convertible bonds	261	—	—	—	—	—
Issuance of common stock warrants pursuant to NFLPA agreement	—	—	51	—	—	—
Repurchase of common stock	(475,404)	(4)	(518)	—	—	—
Repurchase of restricted shares of common stock	(71,904)	(1)	(135)
Issuance of common stock pursuant to the employee stock purchase plan	111,431	1	95	—	—	—
Return of common stock pursuant to termination of AOL agreement	(1,703,842)	(17)	(1,269)	—	—	—
Issuance of common stock from exercise of employee options	129,508	1	116	—	—	—
Issuance of employee options net of forfeitures	—	—	217	(217)
Amortization of deferred compensation costs	—	—	—	2,860	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(38,569)	$(38,569)
Unrealized gains on marketable securities	—	—	—	—	48	—	48

Comprehensive loss							$(38,521)

Balances at December 31, 2003	42,750,371	$428	$401,284	$(1,914)	$71	$(376,270)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,569)	$(51,328)	$(70,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,385	11,106	27,819
Equity consideration to Viacom for promotion	22,286	24,036	20,288
Amortization of equity agreements	1,373	961	228
Non-cash compensation costs	2,837	3,722	6,231
Bad debt (recovery)expense and other non-cash charges	(663)	466	635
Loss from sale of discontinued operations	192	—	—
Write-down of e-commerce assets	2,800	—	—
Write-down of goodwill	—	2,650	21,600
Loss on equity investments	—	—	28
Gain on termination of agreements	—	—	(2,051)
Effect of deconsolidation	—	—	(41,739)
Gain on extinguishment of debt	—	—	(2,404)
Changes in operating assets and liabilities:
Accounts receivable	(3,039)	(3,426)	(1,051)
Prepaid expenses and other current assets	(170)	192	1,448
Accounts payable	(596)	649	(168)
Accrued liabilities	417	4,698	1,271
Deferred revenue	260	(853)	(2,230)

Net cash used in operating activities	(8,487)	(7,127)	(40,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(24,653)	(16,844)	—
Sales of available-for-sale securities	19,707	2,489	—
Purchases of held-to-maturity securities	(2,273)	(9,936)	(305)
Proceeds from maturity of held-to-maturity securities	1,203	20,081	43,339
Purchases of property and equipment	(1,335)	(1,389)	(5,734)
Sale (purchase) of licensing rights and intangible assets	(250)	155	(6,158)
Cash received from sale of discontinued operations	1,610	—	—
Investment in Sports.com	—	—	(5,000)
Cash effect of Sports.com deconsolidation	—	—	(3,743)
Acquisition of businesses	—	—	(73)
Net decrease (increase) in restricted cash	25	54	(392)

Net cash provided by (used in) investing activities	(5,966)	(5,390)	21,934

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	213	118	366
Repurchase of common stock pursuant to acquisition of DBC Sports	—	—	(12,500)
Repurchase of restricted shares of common stock	(136)	(210)	—
Repurchase of common stock	(522)	(25)	(5,074)
Repurchase of convertible subordinated notes, net of costs	—	—	(500)
Repayment of capital lease obligations	—	—	(6)

Net cash used in financing activities	(445)	(117)	(17,714)

Net decrease in cash and cash equivalents	(14,898)	(12,634)	(36,696)
CASH AND CASH EQUIVALENTS, beginning of period	17,383	30,017	66,713

CASH AND CASH EQUIVALENTS, end of period	$2,485	$17,383	$30,017

(continued on next page)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock pursuant to the CBS agreement	$5,400	$20,000	$—

Issuance of common stock pursuant to the AOL agreement	$—	$2,000	$—

Issuance of common stock pursuant to the NFL agreement	$1,333	$—	$633

Issuance of common stock warrants pursuant to the NFLPA agreement	$51	$—	$—

Return of common stock pursuant to termination of AOL agreement	$(1,286)	$—	$—

Issuance of common stock pursuant to acquisition of subsidiaries	$—	$—	$12,133

Issuance of common stock and common stock warrants pursuant to consulting agreements	$37	$253	$386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$834	$834	$988

Cash paid for (refund received) income taxes	$—	$(720)	$780

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(amounts in thousands except share and per share data)

(1)	NATURE OF OPERATIONS:

SportsLine.com, Inc. was incorporated on February 23, 1994 and we began recognizing revenue from our operations in September 1995. We publish one of the most comprehensive collections of multimedia sports news and information available on the Internet and offer consumers a broad assortment of merchandise and subscription and premium services, including fantasy leagues and contests. Our flagship Internet sports service (http://cbs.sportsline.com) was renamed CBS SportsLine.com in March 1997 as part of an exclusive promotional and content agreement with CBS Broadcasting Inc. (“CBS”). We have strategic relationships with CBS, Westwood One, the National Football League (the “NFL”), the National Collegiate Athletic Association (the “NCAA”) and the PGA TOUR. We distribute a broad range of up-to-date news, scores, player and team statistics and standings, photos and audio and video clips obtained from CBS and other leading sports news organizations; produce and offer fantasy league products, contests and other games; and produce and distribute entertaining, interactive and original programming such as editorials and analyses from our in-house staff and freelance journalists.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of SportsLine.com and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

We consider all highly liquid cash investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our advertising clients to make required payments. In establishing the appropriate allowances for receivable balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a client’s credit quality, the age of the receivable and the client’s history of payments to us. Once we consider these factors, a determination is made as to the probability of default and an appropriate provision is made, if necessary. In addition to these individual assessments, we also maintain an allowance of between five to ten percent of past due receivables, not including those from strategic partners such as CBS or the NFL from which there are payables as well. Our level of reserves for our accounts receivables fluctuates depending upon all the factors mentioned above. After all collection efforts have been exhausted and the receivable has been deemed uncollectible, the account is written off against the allowance.

Marketable Securities

We invest in certain marketable debt securities, which consist primarily of high-quality short-to long-term fixed income securities that are classified as available-for-sale and held-to-maturity securities. Such investments are included in “Marketable securities” and “Noncurrent marketable securities” on the accompanying consolidated

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: – (Continued)

balance sheets. The securities that are classified as available-for-sale are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income.” The specific identification method is used to determine the cost of securities. The marketable securities that are classified as held-to-maturity are carried at amortized cost, which approximates market value at December 31, 2003 and 2002.

Deferred Advertising and Content Costs

Deferred advertising and content costs relate to unamortized costs of equity instruments issued under the CBS Agreement discussed in Note 9. Such costs are capitalized as the equity instruments are issued. These costs are then charged to operations as we receive promotion and other benefits under the agreement.

Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value.

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

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase of the test is designed to identify potential impairment; while the second phase (if necessary), measures the impairment. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 as of January 1, 2002, and the first phase impairment analysis, completed by us in May 2002, found no instances of impairment of our recorded goodwill; accordingly, the second testing phase was not necessary. We have performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2003. See Note 4.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: – (Continued)

In accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows:

	For the years ended December 31,
	2003	2002	2001
Net loss:
Reported net loss	$(38,569)	$(51,328)	$(70,821)
Goodwill amortization	—	—	7,841

Adjusted net loss	$(38,569)	$(51,328)	$(62,980)

Basic and diluted loss per share:
Reported loss per share	$(0.93)	$(1.45)	$(2.65)
Goodwill amortization	—	—	0.29

Adjusted basic and diluted loss per share	$(0.93)	$(1.45)	$(2.36)

Other Assets

Licensing and Consulting Agreements. The cost of licensing and consulting agreements, which is primarily a result of issuances of warrants to purchase common stock, is being amortized using the straight-line method over the term of the related agreements (from one to ten years) beginning in August 1995, when sportsline.com first became commercially available. Such costs totaled approximately $3,713 and $3,901 at December 31, 2003 and 2002, respectively. Accumulated amortization on such amounts was approximately $3,241 and $3,257 at December 31, 2003 and 2002, respectively. These amounts are reflected in other assets in the accompanying consolidated balance sheets. Amortization expense under these agreements was approximately $257, $1,735 and $8,709 for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Intangible Assets. In January 2001, we acquired for a cost of $6,000 certain assets of MVP.com, Inc. (“MVP”), which had ceased business operations, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com. The cost of these assets was being amortized using the straight-line method over five years. Accumulated amortization was $2,400 at December 31, 2002. Amortization expense was approximately $800 for the year ended December 31, 2003 and $1,200 for each of the years ended December 31, 2002 and 2001 and is included in depreciation and amortization expense in the accompanying consolidated statements of operations. As a result of the shortfall in actual results compared to initial valuation forecasts, we recorded a write-down in the third quarter of 2003 of the remaining carrying value of such assets, totaling $2,800, to reflect a reduction in the estimated value, based on projected future cash flows, of the e-commerce assets we acquired from MVP.com. This amount is shown in the accompanying consolidated statement of operations for the year ended December 31, 2003 as write-down of e-commerce assets. As a result, there will be no amortization expense related to these assets in future periods.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: – (Continued)

Accrued Liabilities

Accrued liabilities consists of the following:

	December 31,
	2003	2002
Revenue sharing	$2,990	$3,084
Payroll	2,543	2,603
Cash prizes	668	475
Professional fees	593	282
Advertising	391	330
Health insurance	390	503
Other	1,485	1,852

	$9,060	$9,129

Revenue Recognition

Revenue recognition policies for advertising and marketing services, subscription and premium products, content licensing and barter transactions are set forth below.

Revenue by Type

Revenue by type for the years ended December 31, 2003, 2002 and 2001 was as follows:

	Year Ended December 31,
	2003	2002	2001
Advertising and marketing services	$41,738	$42,226	$47,215
Subscription and premium products	15,930	11,907	1,650
Content licensing and other	—	—	6,695

Total revenue	$57,668	$54,133	$55,560

Advertising and Marketing Services Revenue

Advertising and marketing services revenue encompass advertising and sponsorship sales as well as our revenue from our direct marketing services and promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on our Web sites as well as the sale of advertising on Web sites operated by us. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising revenue is recognized in the period the advertisement is displayed or services rendered, provided that we have no significant obligations remaining and collection of the resulting receivable is probable. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, (see Recent Accounting Pronouncements) when we enter into advertising agreements with multiple products and services and are unable to objectively determine the fair value of one or more elements, we recognize the advertising revenue on a straight-line basis over the term of the agreement. Our obligations typically include guarantees of a minimum number of “impressions”, or times that an advertisement is viewed by users of our Web sites, or may be a length of time for display of a sponsorship. Amounts received or billed for which impressions have not yet been delivered or services have not been performed are reflected as deferred revenue in the accompanying consolidated balance sheets. We derive marketing services revenue from third party Web sites we promote, host, or produce. Marketing services revenue is recognized in the period the service is performed, provided that we have no significant obligations remaining and collection of the resulting receivable is probable.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: – (Continued)

Subscription and Premium Products Revenue

Subscription and premium products revenue includes paid memberships and fee-based fantasy products. We offer fee-based fantasy products for football, baseball, basketball, hockey, golf and NASCAR racing. These fantasy products allow members to form their own team by assembling a group of athletes from a sport and following their performance on a weekly or daily basis. These fantasy teams can then compete in contests administered by us for cash or merchandise prizes or compete in leagues administered by the users on our Web site. For a fee, we offer “VIP Exclusive Access” where members are given access to exclusive content.

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

Content Licensing Revenue

Content licensing revenue is derived from the licensing of certain of our content to third parties. Content licensing revenue is recognized over the period of the license agreement as we deliver content. We did not have any content licensing revenue in 2003 and 2002 and do not expect to have any such revenue in the future.

Barter and Equity Transactions

We recognized advertising and content licensing revenue as a result of barter transactions in the year ended December 31, 2001. We recognized advertising revenue as a result of barter transactions in the year ended December 31, 2002. Such revenue was recognized based on the fair value of the consideration received, which generally consisted of advertising displayed on the other companies’ Web sites. Barter revenue and the corresponding expense were recognized in the period the advertising was displayed.

Barter transactions, in which we received advertising or other services or goods in exchange for content or advertising on our Web sites, accounted for approximately 0%, 9% and 17% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. Barter transactions were recorded based upon, and to the extent of, similar recent cash transactions by us pursuant to EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. During 2003 and 2002, we delivered approximately 100.2 million and 25.4 million impressions, respectively, under barter arrangements where fair market value was not determinable under EITF 99-17 and, accordingly, revenue was not recognized. During 2001, we delivered a minimal number of impressions under barter arrangements where fair market value was not determinable. While we may enter into barter arrangements from time to time, we do not expect to recognize barter advertising revenue, along with the offsetting marketing expense, in future periods.

Equity transactions, in which the Company received equity in companies in exchange for advertising and promotion accounted for approximately 0%, 0% and 5% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. An agreement that provided for equity-related revenue was terminated in June 2001. We do not expect to have any equity related revenue in future periods.

Cost of Revenue

Cost of revenue consists primarily of content and royalty fees, revenue sharing, and payroll and related expenses for the editorial and operations staff. Telecommunications, Internet access and computer related expenses for the support and delivery of our services are also included in cost of revenue. Additionally, e-commerce product costs, as well as shipping and handling costs are included in cost of revenue.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: – (Continued)

Equity Consideration to Viacom for Promotion

Equity consideration to Viacom for promotion consists of expense for our agreements with two Viacom-related entities: CBS, for all periods presented and Westwood One, through July 2002, pursuant to which we issued equity instruments in exchange for advertising and promotion.

Sales and Marketing - Other

Sales and marketing - other expense consists of salaries and related expenses, advertising, marketing, promotional, business development, public relations expenses and member acquisition costs. Member acquisition costs consist primarily of the direct costs of member solicitation, including advertising on other Web sites and Internet search engines and the cost of obtaining qualified prospects from direct marketing programs and third parties. No indirect costs are included in member acquisition costs. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”), 93-7, Reporting on Advertising Costs, we may, in the future, capitalize such direct-response advertising costs if historical evidence is available to indicate that the advertising results in a future benefit. Until that time, all such costs are expensed as incurred. All other advertising and marketing costs are charged to expense at the time the advertising takes place. Cash advertising expense for 2003, 2002 and 2001 was $1,161, $540 and $7,035, respectively.

Loss Per Share

Loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of our Convertible Subordinated Notes due 2006 (“Convertible Subordinated Notes”) (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method).

There were approximately 256,000 shares issuable upon conversion of the Convertible Subordinated Notes at December 31, 2003 and 2002. There were 4,862,000, 4,764,000 and 4,346,000 options and warrants outstanding in the aggregate at December 31, 2003, 2002 and 2001, respectively, that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the Convertible Subordinated Notes and upon exercise of the options and warrants were not included in the computation of diluted loss per share as they were antidilutive for all periods presented.

Fair Value of Financial Instruments

Our financial instruments, primarily consisting of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value due to their short-term nature and/or market rates of interest. Additionally, we believe that the fair value of the Convertible Subordinated Notes at December 31, 2003 and 2002 was significantly below the principal amount of $16,661 and $16,678; however, it is not practicable to estimate their fair value as there is no market for the Convertible Subordinated Notes and the entire outstanding principal amount is held by one entity.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Our cash management and investment policies restrict investments to low risk, highly-liquid securities, and we perform periodic evaluations of the credit standing of the financial institutions with which we deal. Accounts receivable from customers outside the United States at December 31, 2003 were not significant. We maintain an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant. The

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: – (Continued)

allowance for doubtful accounts was $416 and $887 at December 31, 2003 and 2002, respectively, and activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
January 1 balance	$887	$792	$1,765
Provision (recovery) for doubtful accounts	(459)	401	687
Write-offs	(12)	(306)	(1,439)
Sports.com deconsolidation	—	—	(221)

December 31 balance	$416	$887	$792

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to use the intrinsic value method.

Pro forma information is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: weighted average risk-free interest rates of 2.6%, 4.2% and 4.1%; dividend yield of 0% for all years; expected volatility factor of 90% for 2003 and 2002 and 100% for 2001; and weighted average expected life of 5.21 years for 2003, 4.39 years for 2002 and 2001.

The respective weighted average fair values and exercise prices for employee stock options granted during 2003, 2002 and 2001 are as follows:

	2003 Grants		2002 Grants		2001 Grants
	Weighted Average		Weighted Average		Weighted Average
	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price
Exercise price < market price	$1.59	$1.41	$1.59	$1.85	$3.65	$2.73
Exercise price = market price	$0.70	$1.03	$0.90	$1.32	$2.01	$2.75
Exercise price > market price	—	—	—	—	$0.69	$1.05

Our pro forma information follows for the years ended December 31:

	2003	2002	2001
Net loss – as reported	$(38,569)	$(51,328)	$(70,821)
Stock-based compensation expense included in reported net loss	2,176	3,193	6,040
Total stock-based compensation determined under fair value based method for all awards	(6,424)	(10,914)	(19,097)

Pro forma net loss	$(42,817)	$(59,049)	$(83,878)

Loss per share basic and diluted – as reported	$(0.93)	$(1.45)	$(2.65)

Loss per share basic and diluted – pro forma	$(1.03)	$(1.67)	$(3.14)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: – (Continued)

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense ratably over the corresponding vesting period. Stock based compensation associated with the issuance of restricted stock was $661, $529 and $191 during 2003, 2002 and 2001, respectively.

Segment Reporting

Based on the criteria set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we operate in one principal business segment. From January 1, 2001 to July 17, 2001, we operated in two principal business segments that shared the same infrastructure: United States and international through our former subsidiary, Sports.com Limited. See Note 5.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. We have elected to disclose comprehensive income (loss) in the consolidated statements of changes in shareholders’ equity.

Restructuring Charges

In April 2001, we began implementing several cost-saving initiatives, which continued into 2002. Cost reductions were accomplished through a variety of steps, most significantly in the areas of discretionary marketing and a reduction of sixty-one employees throughout our domestic workforce. Severance and rent payments relating to this initial cost restructuring plan were approximately $40, $143 and $800 for the years ended December 31, 2003, 2002 and 2001, respectively. There are no remaining obligations pursuant to these cost-savings initiatives at December 31, 2003.

In April 2002, we announced the resignation of our chief technology officer and the expansion of responsibilities of our president of product development. As part of this change in personnel, we further integrated its fantasy sports operations into our other operations and technology departments. In August 2002, we announced the resignation of our president of corporate and business development and integrated our business development and legal affairs departments into the sales and finance departments, respectively. As a result of these resignations and organizational changes, we eliminated approximately twenty-seven redundant positions. Severance payments relating to these actions during the year ended December 31, 2003 and 2002 were $1,045 and $1,236, respectively, with a remaining accrual balance as of December 31, 2003 of $384.

In November 2003, we announced the resignation of our president of operations and product development. As a result of this resignation and other organizational changes we recorded severance payments during the year of $205 with a remaining accrual balance of $1,285 as of December 31, 2003.

Internal Use Software and Web Site Development Costs

SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. To date, we have not capitalized any such costs.

EITF Issue 00-2, Accounting for Web Site Development Costs, provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. To date, we have not capitalized any such costs.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: – (Continued)

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus was applicable to agreements entered into in fiscal periods beginning after June 15, 2003. We adopted the provisions of EITF 00-21 effective July 1, 2003 and, as a result, when we enter into advertising agreements with multiple products and services and are unable to objectively determine the fair value of one or more elements, we recognize the advertising revenue on a straight-line basis over the term of the agreement.

In December 2003, the FASB issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The adoption of FIN 46(R) did not have and is not expected to have a material impact on our financial position or results of operations with respect to consolidation of VIEs as there are no VIEs identified.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this statement did not have an impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments within the scope of SFAS 150 will now be required to be classified as a liability. This statement also requires enhanced disclosures regarding alternative methods of settling the instruments and the capital structure of entities. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position or results of operations.

In November 2003, the EITF reached a consensus on issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results, and the disclosure requirements are included in Note 3.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(3)	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The following tables summarize, by major security type, our cash and cash equivalents and marketable securities as of December 31, 2003 and 2002:

	December 31, 2003				December 31, 2002
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:

Cash	$791	—	—	$791	$8,279	—	—	$8,279

Agency securities	1,694	—	—	1,694	9,104	—	—	9,104

Cash and cash equivalents	2,485	—	—	2,485	17,383	—	—	17,383

Available-for-sale:

Corporate notes and bonds	2,973	17	—	2,990	2,599	23	—	2,622
Asset-backed and agency securities	22,028	58	(6)	22,080	11,746	31	(31)	11,746

Held-to-maturity:

Corporate notes and bonds	1,005	2	—	1,007	1,067	—	(14)	1,053
Asset-backed and agency securities	—	—	—	—	4,807	10	—	4,817

Marketable securities	26,006	77	(6)	26,077	20,219	64	(45)	20,238

Total	$28,491	$77	$(6)	$28,562	$37,602	$64	$(45)	$37,621

The following table summarizes contractual maturities of our marketable securities as of December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$16,826	$16,943	$3,863	$3,865
Agency securities with various maturities	9,180	9,134	16,356	16,373

	$26,006	$26,077	$20,219	$20,238

The fair value of investments with loss positions as of December 31, 2003 is $4,809. We evaluated the nature of these investments, which are primarily agency securities, the duration of the impairments (all less than twelve months), and the amount of the impairment relative to the underlying portfolio and conclude that such losses are not “other-than-temporary” as defined by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

We realized gross gains of $16 and gross losses of $41 on the sale of available-for-sale securities in 2003. We realized an immaterial gain on the sale of an available-for-sale security in 2002.

(4)	ACQUISITIONS AND DISPOSITIONS:

Sports.com Limited (“Sports.com”) was formed in May 1999. As of December 31, 2000, SportsLine owned 71% of the common shares of Sports.com. In 2000, we consolidated between 71% and 100% of the losses of Sports.com, which has historically been offset by the allocation of a portion of such losses to third party holders of Sports.com common stock. On July 17, 2001, Sports.com raised approximately $13,000 in equity funding from its existing investors. After giving effect to the funding, our fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, was approximately 30%. As a result of our reduced ownership interest in Sports.com and a reduction in our representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 we were no longer consolidating the results of Sports.com and accounted for our investment in Sports.com under the equity method of accounting. In accordance with United States generally accepted accounting principles, we recorded the effect of the deconsolidation of the subsidiary as a non-operating credit in the amount of $41,739 in 2001. After July 17, 2001, we no longer recorded any losses generated by

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(4)	ACQUISITIONS AND DISPOSITIONS:—(Continued)

Sports.com as our investment had been reduced to zero and we had no future obligation to provide funding to Sports.com. On May 31, 2002, Sports.com was placed into administration, a procedure in the U.K. pursuant to which a court-appointed administrator assumes day-to-day control of a company in order to determine whether a business should be reorganized, sold or liquidated, and in July 2002 our inter-company agreement with Sports.com was terminated.

We acquired Daedalus World Wide Corporation (“DWWC”) in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880, which was being amortized over an estimated life of seven years. In the fourth quarter of 2000, a $12,000 liability was recorded pursuant to the purchase agreement, which provided for additional consideration in exchange for meeting certain performance thresholds. During the first quarter of 2001, 828,376 shares of common stock were issued in satisfaction of $6,000 of the liability, and during the fourth quarter of 2001, 2,195,968 shares of common stock were issued in satisfaction of the remaining $6,000 liability. As a result of the identification of several indicators of impairment including a slowdown in the economy and differences in actual results in comparison to initial valuation forecasts, we recognized a goodwill write-down in the year ended December 31, 2001 of $17,000 to adjust our investment in DWWC to its estimated fair value. Our assessment of our goodwill investment was based on historical operations, future cash flows and the market value of similar entities. We performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2003 and 2002. As a result, we found no impairment of goodwill. At December 31, 2003, we had goodwill of $16,194 recorded for DWWC.

In April 2000, we, through our wholly-owned subsidiary VegasInsider.com, Inc., purchased the DBC Sports division of Data Broadcasting Corporation (“DBC”) in exchange for 277,152 shares of our common stock (the “Consideration Shares”). Pursuant to the terms of the purchase agreement, we guaranteed that the Consideration Shares would have a value equal to or greater than $12,500 on March 31, 2001 (the “Guaranteed Proceeds”). On April 6, 2001, due to the decline in the trading price of our common stock, we fulfilled our obligation to DBC by purchasing the Consideration Shares for $12,500. The Consideration Shares were cancelled and retired in April 2001. DBC Sports originates and sells odds and other statistical data to certain Las Vegas casinos. As a result of the identification of several indicators of impairment including a slowdown in the economy and the elimination of one of its products, we recorded a goodwill write-down of $4,600 in 2001 to reflect a reduction in the estimated value of our investment in DBC Sports. The assessment of goodwill was based on historical operating results, future cash flows and the market values of similar entities. We performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2002. As a result, we recorded a goodwill write-down of $2,650 to adjust the value of our investment in DBC Sports to its estimated fair value. On February 26, 2003 we announced our intention to dispose of our gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. On June 23, 2003 we completed the sale of our VegasInsider.com subsidiary to Sports Information Ltd., a United Kingdom company. On November 24, 2003 we completed the sale of our Las Vegas Sports Consultants subsidiary to a group of Las Vegas-based investors. The operating results of VegasInsider.com and Las Vegas Sports Consultants through the dates of sale have been reflected as discontinued operations in our consolidated financial statements. The assets and liabilities of VegasInsider.com and Las Vegas Sports Consultants as of December 31, 2002, including goodwill of $2,017, are reflected as held for sale in our consolidated balance sheet. As of December 31, 2003, we had sold all of our gaming information operations. See Note 6.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(4)	ACQUISITIONS AND DISPOSITIONS:—(Continued)

The following unaudited pro forma financial information presents our consolidated operations along with the acquired and disposed of companies as if the transactions had occurred at the beginning of the periods presented, after giving effect to certain adjustments including increased amortization of goodwill related to the acquisitions. The following table excludes the results of Sports.com in 2001 and the gaming information operations in 2003. For comparative purposes the financial information for 2002 has been presented although there were no dispositions or acquisitions in 2002. The unaudited pro forma information is provided for informational purposes only and should not be construed to be indicative of our consolidated results of operations had the transactions been consummated on the dates assumed and do not project our results of operations for any future period:

	2003	2002	2001
Revenue	$57,668	$54,133	$51,076
Net loss	$(38,239)	$(51,328)	$(94,419)
Diluted loss per share	$(0.92)	$(1.45)	$(3.53)

(5)	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY AND PRO FORMA CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):

As discussed in Note 4, we began accounting for our investment in Sports.com under the equity method of accounting as of July 17, 2001. No losses have been recorded after July 17, 2001, as our investment in Sports.com has been reduced to zero and we have no future obligation to provide funding to Sports.com. Unaudited condensed financial information of Sports.com for the year ended December 31, 2001 is as follows:

Revenue	$7,253
Expenses	(37,178)

Net loss	$(29,925)

The unaudited pro forma results of operations for the year ended December 31, 2001, assuming the deconsolidation of Sports.com occurred as of January 1, 2001, are as follows:

2001
REVENUE	$51,076
COST OF REVENUE	21,978

GROSS PROFIT	29,098

OPERATING EXPENSES:
Sales and marketing:
Equity consideration to Viacom for promotion	20,288
Other	37,012
General and administrative	30,842
Depreciation and amortization	22,093
Restructuring charge	985
Write-down of goodwill	17,000

Total operating expenses	128,220

LOSS FROM CONTINUING OPERATIONS	(99,122)
INTEREST EXPENSE	(1,064)
INTEREST AND OTHER INCOME, net	3,089
LOSS ON EQUITY INVESTMENTS	(28)
GAIN ON TERMINATION OF AGREEMENTS	2,051
GAIN ON EXTINGUISHMENT OF DEBT	2,404

LOSS BEFORE DISCONTINUED OPERATIONS	(92,670)
LOSS FROM DISCONTINUED OPERATIONS	(1,749)

NET LOSS	$(94,419)

BASIC AND DILUTED LOSS PER SHARE:
Loss before discontinued operations	$(3.47)
Loss from discontinued operations	(0.06)

LOSS PER SHARE - BASIC AND DILUTED	$(3.53)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(6)	DISCONTINUED OPERATIONS:

On February 26, 2003, we announced our intention to sell our gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. On June 23, 2003 we completed the sale of our VegasInsider.com subsidiary to Sports Information Ltd., a United Kingdom company. On November 24, 2003, we completed the sale of Las Vegas Sports Consultants to a group of Las Vegas-based investors.

VegasInsider.com generated revenue from advertising and the sale of premium subscription products while Las Vegas Sports Consultants generated revenue from sales of statistical content data. Advertising and subscription products revenue was recognized ratably over the applicable contract period while statistical data revenue was recognized on a monthly basis as services were billed to customers.

The results of VegasInsider.com and Las Vegas Sports Consultants have been shown separately as discontinued operations in the accompanying consolidated statements of operations, and prior periods presented have been restated. The assets and liabilities of the discontinued operations have been classified separately in the December 31, 2002 consolidated balance sheet. As of December 31, 2003, the Company had sold all of its discontinued operations.

Results of operations from the discontinued operations are as follows:

	Year Ended December 31,
	2003	2002	2001
Revenue	$1,643	$8,502	$8,200
Cost of revenue	1,437	1,990	2,003

Gross profit	206	6,512	6,197

OPERATING EXPENSES:
Sales and marketing – other	137	558	1,007
General and administrative	201	328	564
Depreciation and amortization	7	28	1,794
Write-down of goodwill	—	2,650	4,600

Total operating expenses	345	3,564	7,965

(Loss) income from operations	(139)	2,948	(1,768)
Interest and other income, net	1	3	19

Net (loss)income	$(138)	$2,951	$(1,749)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(6)	DISCONTINUED OPERATIONS:—(Continued)

The assets and liabilities of the discontinued operations at December 31, 2002 are as follows:

ASSETS
CURRENT ASSETS:
Accounts receivable, net	$149
Prepaid expenses and other current assets	6

Total current assets	155

PROPERTY AND EQUIPMENT, net	31
GOODWILL	2,017
OTHER ASSETS	1

Total assets	$2,204

LIABILITIES:
Accounts payable	$51
Accrued liabilities	86

Total liabilities	$137

(7)	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following:

	Estimated Useful Lives	December 31,
	(Years)	2003	2002
Computer equipment	2-3	$30,708	$29,386
Furniture, fixtures and leasehold improvements	3-10	6,015	6,013

		36,723	35,399

Less: accumulated depreciation and amortization		(31,160)	(27,862)

		$5,563	$7,537

Depreciation and amortization expense on property and equipment amounted to approximately $3,310, $5,886 and $8,848 for the years ended December 31, 2003, 2002 and 2001, respectively.

(8)	DEBT:

In March 1999, we completed an offering of $150,000 aggregate principal amount of 5% Convertible Subordinated Notes due April 2006 (the “Convertible Subordinated Notes”). The Convertible Subordinated Notes are convertible, at the holder’s option, into our common stock at an initial conversion rate of 15.355 shares of common stock per thousand dollar principal amount (equivalent to a conversion price of approximately $65.125 per share), subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year. The Convertible Subordinated Notes are unsecured and are subordinated to all of our existing and future Senior Indebtedness (as defined in the indenture governing the Convertible Subordinated Notes (the “Indenture”). The Convertible Subordinated Notes are redeemable at our option, in whole or part, at the redemption prices set forth in the Indenture. At this time we do not intend to redeem the Convertible Subordinated Notes. As of December 31, 2003 and 2002, we had no material indebtedness outstanding that would have constituted Senior Indebtedness. The Indenture does not limit the amount of additional indebtedness, including Senior Indebtedness, which we can create, incur, assume, or guarantee, nor does the Indenture limit the amount of indebtedness which any of our subsidiaries can create, incur, assume or guarantee. The

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(8)	DEBT:—(Continued)

Indenture includes provisions that give the holders of the Convertible Subordinated Notes the right to require us to repurchase all or part of the Convertible Subordinate Notes at 100% of the principal amount upon a change of control (as defined in the Indenture) or if our common stock is no longer listed for trading on a national securities exchange nor approved for trading on an established automated over-the-counter trading market. In such case, we would have the option to repurchase the Convertible Subordinated Notes in cash or shares of common stock, valued at 95% of the average of the closing prices of the common stock for the five consecutive trading days prior to the repurchase.

During the third and fourth quarters of 1999, we repurchased $130,300 of our Convertible Subordinated Notes for approximately $90,100 and, as a result, we recognized a gain of $36,027, net of unamortized debt issuance costs. During the fourth quarter of 2001, we repurchased $2,930 of our Convertible Subordinated Notes for approximately $500 and, as a result, we recognized a gain of $2,404, net of unamortized debt issuance costs. Convertible Subordinated Notes in an aggregate principal amount of approximately $16,661 and $16,678 are outstanding as of December 31, 2003 and 2002, respectively, which are convertible into approximately 256,000 shares of common stock.

(9)	SHAREHOLDERS’ EQUITY:

Pursuant to the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to an aggregate of 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. We have no present plans to issue any shares of preferred stock.

In March 1997, we entered into a five-year agreement with CBS Broadcasting Inc. (“CBS”). In consideration of the advertising and promotional efforts of CBS and its license to us of the right to use certain CBS logos and television-related sports content, CBS received 3,100,000 shares of common stock over the term of the agreement (752,273, 735,802, 558,988, 567,579 and 485,358 shares in 1997, 1998, 1999, 2000 and 2001, respectively). The CBS agreement also required us to issue CBS, on the first business day of each of the first five contract years, warrants to purchase 380,000 shares of common stock at per share exercise prices ranging from $10 in 1997 to $30 in 2001. Such warrants were exercisable at any time during the contract year in which they were granted. As of December 31, 2001, all unexercised warrants issued to CBS had expired. The value of the advertising and content was recorded annually in the consolidated balance sheets as deferred advertising and content costs and expensed to equity consideration to Viacom for promotion over each related contract year. Amounts expensed in 2003, 2002 and 2001 were $22,286, $22,286 and $17,288, respectively, consisting of expense relating to advertising of $20,000 in each of the years 2003 and 2002 and $14,000 in 2001; content of $0 in each of the years 2003 and 2002 and $518 in 2001; and expense related to warrants of $2,286 in each of the years 2003 and 2002 and $2,770 in 2001. Additionally, we expensed $1,750 in 2002 and $3,000 in 2001 related to common stock issued to Westwood One, Inc. in exchange for promotion and programming. These amounts are included in equity consideration to Viacom for promotion in the accompanying consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001.

In February 1999, we amended and extended our agreement with CBS. As part of the agreement, we agreed to issue additional shares of common stock valued at $100,000 between 2002 and 2006. Shares having a fair market value of $20,000 will be issued each year based on the average of closing prices of the common stock on the Nasdaq National Market for the five-day period ending on the day prior to the applicable issue dates: January 1, 2002; April 1, 2003; July 1, 2004; October 1, 2005 and January 1, 2007. On January 1, 2002, we issued 6,882,312 shares of common stock, having a market value of $20,000, to CBS pursuant to this agreement. On March 5, 2003, the CBS agreement was amended to modify the annual schedule of stock issuances to CBS. On April 1, 2003, we issued to CBS 5,454,428 shares of common stock valued at $5,399. See Note 12 regarding the 2003 amendment of the CBS Agreement.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(9)	SHAREHOLDERS' EQUITY:—(Continued)

Total annual amounts to be recognized as sales and marketing expense, not including any revenue share payments, in accordance with the CBS agreement, as amended, are set forth below. The 2003 amendment did not have any effect on when such expense will be recognized.

2004	$22,286
2005	22,286
2006	22,286

Total	$66,858

In April 2000, in connection with the acquisition of DBC Sports, we issued to DBC 277,152 shares of common stock. Due to the decline in the trading price of our common stock, we purchased such shares back from DBC for $12,500 in April 2001 in order to fulfill certain obligations set forth in the acquisition agreement. See Note 4.

In July 2001, we issued to the National Football League 350,000 shares of our common stock valued at $633 pursuant to our agreement with the NFL. In May 2003, we issued to the National Football League 1,049,869 shares of our common stock, valued at $1,333.

In July 2002, we issued to AOL 1,945,525 shares of common stock with a value equal to $2,000 pursuant to our agreement with AOL. In September 2003, we modified our relationship with AOL by terminating our existing agreement and entering into a new agreement. In connection with the termination of the existing agreement, in October 2003 AOL returned to us 1,703,842 shares of common stock which have been retired and cancelled.

In September 2002, we issued to JAE Endorsements, Inc. and its assignees 200,000 shares of common stock with a value of $246 pursuant to our agreement with JAE Endorsements, Inc.

We have reserved sufficient shares of our common stock to cover our issuance obligations under agreements with CBS and NFL, exercises of outstanding common stock warrants and the stock option, incentive compensation and employee stock purchase plans discussed in Note 10. The following is a summary of all common stock reserved for issuance as of December 31, 2003:

Shares
Warrants	976,000
Employee stock option plans	2,343,533
Employee stock purchase plan	84,191
Convertible subordinated notes	255,830

Total common stock reserved for issuance	3,659,554

In addition, we have reserved common stock for issuance pursuant to the agreements with CBS and NFL. The amount of such shares is undetermined as such obligations are based on a dollar value dependent upon the trading price of our common stock at certain dates in the future and, in certain cases, are subject to our option to pay cash in lieu of issuing shares.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(10)	WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

Common stock warrants issued in 2003 to non-employees for services rendered primarily under consulting agreements were valued on the date of grant using the Black-Scholes option pricing model. There were no warrants granted in 2002 and 2001. The following is a summary of warrants granted, exercised, canceled and outstanding:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of year	850,000	$28.51	1,157,000	$25.01	2,344,000	$29.24
Granted	140,000	1.83	—	—	—	—
Exercised	—	—	—	—	—	—
Canceled	(14,000)	5.00	(307,000)	15.35	(1,187,000)	32.87

Warrants outstanding, end of year	976,000	$25.02	850,000	$28.51	1,157,000	$25.01

The range of per share exercise prices of warrants outstanding at December 31, 2003 was $1.41 to $49.00. The weighted average fair value of warrants granted during 2003 was $0.63 per share. There were 884,869 and 727,375 warrants exercisable at December 31, 2003 and 2002, respectively, at a weighted average exercise price of $25.37 and $29.51 per share, respectively. Warrants outstanding at December 31, 2003 are exercisable through various dates through 2009.

Weighted average assumptions utilized to value warrants granted in 2003 are as follows:

Volatility Factor	Dividend Yield	Risk-Free Interest Rates	Estimated Lives (Years)
87%	0%	2.7%	4.3

In 1995, we adopted a stock option plan (the “1995 Plan”) under which we are authorized to issue a total of 1,200,000 incentive stock options and nonqualified stock options to purchase common stock to be granted to employees, non-employee members of the Board of Directors and certain consultants or independent advisors who provide services to the Company. Options become exercisable for 25% of the option shares upon the optionee’s completion of one year of service, as defined, with the balance vesting in successive equal monthly installments upon the optionee’s completion of each of the next 36 months of service. The maximum term of the options is ten years.

On April 14, 1997, we adopted the 1997 Incentive Compensation Plan (the “Incentive Plan”). Pursuant to the Incentive Plan, as amended, the total number of shares of common stock that may be subject to the granting of awards shall be equal to: (i) 8,000,000 shares, plus (ii) the number of shares with respect to awards previously granted under the Incentive Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of common stock that are surrendered in payment of any awards or any tax withholding requirements. The Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards (such incentive awards to be granted at not less than the fair market value of the underlying common stock) that may be settled in cash, stock or other property. At December 31, 2003, there were 2,343,533 shares available for issuance under both plans. We recorded expense of $2,176, $3,193 and $6,040 for the years ended December 31, 2003, 2002 and 2001, respectively, related to the intrinsic value of employee stock options granted. The intrinsic value of employee stock options is recognized as an expense ratably over the corresponding vesting period.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(10)	WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: – (Continued)

A summary of the activity relating to our employee stock option plans for the years ended December 31, 2003, 2002 and 2001 is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,913,837	$8.00	3,189,111	$11.01	6,561,569	$18.74
Granted	1,033,500	1.25	1,180,850	1.85	1,094,950	2.63
Exercised	(129,508)	0.90	(16,966)	0.73	(133)	8.00
Canceled	(932,079)	10.11	(439,158)	13.58	(4,467,275)	20.34

Outstanding at end of year	3,885,750	$5.94	3,913,837	$8.00	3,189,111	$11.01

Options exercisable at end of year	2,275,096	$8.71	2,169,264	$10.78	1,227,265	$15.82

The following table summarizes information about employee stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
$0.62 to $2.00	1,755,781	7.90	$1.11	544,867	$0.94
2.01 to 5.00	1,062,125	6.00	3.61	737,225	3.77
5.01 to 8.00	351,410	5.40	7.83	307,287	7.85
8.01 to 15.00	300,565	5.40	12.08	277,921	12.07
15.01 to 30.00	248,261	5.40	19.14	240,726	19.19
30.01 to 60.00	167,608	5.20	36.73	167,070	36.74

	3,885,750	6.70	$5.94	2,275,096	$8.71

In August and September 2001, we issued an aggregate of 1,909,458 shares of restricted stock, at a weighted average fair value of $1.06 per share, to our executive officers and certain other key employees in exchange for the cancellation of certain outstanding stock options to purchase in the aggregate 3,818,919 shares of common stock. Deferred compensation has been recorded for the market value of the restricted shares as of the issuance date in the amount of $5,500, which includes $3,475 of intrinsic value from the related cancelled stock options. Such amount is being amortized to expense over the expected four-year vesting period of the restricted stock. Although vesting is over a four-year period, vesting may be accelerated upon us achieving certain financial goals. During the fourth quarters of 2003 and 2002, we achieved certain financial goals and, as a result, the vesting of 10% of the outstanding shares of restricted stock was accelerated in each year. As of December 31, 2003, 1,208,801 shares of restricted stock had vested.

On April 14, 1997, we adopted the Employee Stock Purchase Plan (the “Purchase Plan”) and on November 19, 1999 the Purchase Plan was amended to increase the number of shares of common stock reserved for issuance thereunder to 1,000,000. The Purchase Plan provides eligible employees, as defined therein, the right to purchase shares of common stock. The purchase price per share will be equal to 85% of the fair market value as of certain measurement dates. Such purchases are limited in any calendar year to the lower of 25% of the employee’s total annual compensation or $25. There were 111,431, 123,383 and 176,460 shares of common stock issued pursuant to the Purchase Plan in 2003, 2002 and 2001, respectively.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(10)	WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS: – (Continued)

In January 1996, we adopted a retirement plan that qualifies under Section 401(k) of the Internal Revenue Code. Under this plan, participating employees, as defined, may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limits. We do not currently match employee contributions.

(11)	INCOME TAXES:

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred income taxes as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating losses	$86,526	$71,075
Capital losses	35,535	35,535
Expense items	8,986	9,235

Total gross deferred tax assets	131,047	115,845
Less valuation allowance	(131,047)	(115,769)

Net deferred tax assets	—	76
Deferred tax liabilities – expense items	—	(76)

Net deferred tax assets	$—	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $131,047 and $115,769 valuation allowance at December 31, 2003 and 2002, respectively, is necessary to reduce the deferred tax assets to the amount that will likely be realized. The change in the valuation allowance for 2003, 2002 and 2001 was an increase of $15,278, $10,262 and $68,405, respectively. At December 31, 2003, we have available net operating loss carryforwards of $226,209, which begin to expire in the year 2009. Additionally, we have approximately $93,000 of capital loss carryforwards at December 31, 2003 expiring in 2005.

In 2002, we recorded a tax benefit of $720 due to a refund of alternative minimum taxes paid in 2001. The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense is as follows:

	2003	2002	2001
Tax at U.S. statutory rate	(34)%	(34)%	(34)%
State taxes, net of Federal benefit	(4)%	(4)%	(3)%
Non-deductible items	0%	2%	11%
Change in valuation allowance	38%	36%	26%

	0%	0%	0%

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(12)	COMMITMENTS AND CONTINGENCIES:

We lease our facilities under noncancelable leases that expire on various dates through 2010. Certain of these leases require us to pay operating costs, including property taxes and maintenance costs and some include rent adjustment clauses. We entered into a ten-year lease for our corporate headquarters beginning in March 2000. We have options to extend the lease for two additional five-year terms. Under the terms of certain of our office leases, we have provided letters of credit to the landlords. The letters of credit are secured by certain restricted certificates of deposit of approximately $610 as of December 31, 2003.

Rent expense amounted to approximately $1,806, $2,046 and $2,875 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments for all operating leases are as follows as of December 31, 2003:

2004	$1,696
2005	1,631
2006	1,680
2007	1,715
2008	1,777
Thereafter	2,035

Total minimum lease payments	$10,534

NFL.com. In July 2001, we entered into an agreement with the NFL, CBS and AOL (the “NFL Agreement”). We are responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement, $9,550 has been paid as of December 31, 2003, and we are obligated to make additional payments totaling $14,500 as follows: $1,500 for the remainder of the third contract year ending July 2004; $6,000 for the fourth contract year ending July 2005; and $7,000 for the fifth contract year ending July 2006. In addition, we issued to the NFL 1,049,869 shares of our common stock in May 2003, valued at $1,333, and 350,000 shares in July 2001, valued at $633. We are obligated to make an additional payment in cash or stock, at our option, equal to $2,667 in 2004. We are amortizing the total cost of the rights fee to sales and marketing expense on a straight-line basis over the five-year term of the NFL Agreement.

We have entered into additional licensing, royalty and consulting agreements with various content providers, vendors and sports leagues and associations. The remaining terms of these agreements as of December 31, 2003 range from one to three years. These agreements provide for the payment of royalties, bounties and certain guaranteed amounts. One of the payments ($2,667 in 2004) is payable in stock at prevailing market prices in lieu of cash at our option.

Minimum future guaranteed payments required under the NFL and other such agreements are as follows as of December 31, 2003:

2004	$12,617
2005	8,025
2006	2,105
2007	—
2008	—

Total	$22,747

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(12)	COMMITMENTS AND CONTINGENCIES:—(Continued)

CBS. In February 1999, we amended and extended our agreement with CBS. The agreement provides that we shall issue to CBS a number of shares of our common stock having a fair market value of $20,000 each year for five years commencing on January 1, 2002, based on the average of the closing prices of the common stock on the Nasdaq National Market for each five day period ending on the day prior to the applicable issue dates. Pursuant to this agreement, in January 2002 we issued 6,882,312 shares of common stock valued at $20,000 to CBS. On March 5, 2003, the CBS agreement was amended to modify the annual schedule of stock issuances to CBS as follows:

April 2003 Payment. On April 1, 2003, we issued to CBS 5,454,428 shares of common stock valued at $5,400, that resulted in CBS and its affiliates’ aggregate beneficial ownership interest in our outstanding common stock increasing to 39.9%. The remainder of our 2003 obligation of approximately $14,600 has been deferred until July 1, 2004.

July 2004 Payment. On July 1, 2004, we are obligated to issue to CBS the lesser of (1) a number of shares of common stock having a fair market value on July 1, 2004 equal to (x) $20,000 plus (y) the deferred amount of $14,600; or (2) a number of shares of common stock that will result in CBS and its affiliates’ aggregate beneficial ownership interest in our outstanding common stock not exceeding 49.9%. If the number of shares of common stock that would result in CBS and its affiliates’ aggregate beneficial ownership interest in our outstanding common stock not exceeding 49.9% has a fair market value on July 1, 2004 less than the amount of our total obligation on July 1, 2004 (i.e., $20,000 plus the deferred portion of the April 2003 payment), then we must satisfy up to $5,000 of such obligation in cash. We have the option to satisfy any additional remaining obligation on July 1, 2004 in cash and/or stock at our option. If we elect to satisfy any portion of that remaining obligation, if any, in stock and the issuance of such stock would cause the ownership interest of CBS and its affiliates to exceed 49.9% on July 1, 2004, then CBS may elect to defer that portion of the issuance until October 1, 2005.

October 2005 and January 2007 Payments. On October 1, 2005, we will remain obligated to issue to CBS common stock with a fair market value equal to (x) $20,000 plus (y) the portion of the payment due in July 2004, if any, that CBS may have elected to defer. We remain obligated to issue common stock with a fair market value of $20,000 to CBS on January 1, 2007.

Contingencies

On January 28, 2003, SportsTicker Enterprises, L.P., a vendor of electronic sports data, filed a lawsuit against SportsLine.com in New York State Supreme Court, alleging that we improperly terminated our subscription agreement with SportsTicker. SportsTicker’s complaint seeks approximately $2.15 million in damages. Our motion to dismiss this action was recently denied with respect to the breach of contract claim and we have not yet filed our answer to the complaint. We believe the claim by SportsTicker to be completely without merit and intend to vigorously defend ourselves in this action.

In October 2003, SportsLine.com, our chief executive officer and our former chief financial officer were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934, as amended. On November 20, 2003, the Court consolidated the lawsuits into a single action entitled In re SportsLine.com Securities Litigation, Master File No. 03-61849-CIV-MIDDLEBROOKS, and subsequently appointed lead plaintiffs and lead plaintiffs’ counsel. On or about February 26, 2004, lead plaintiffs filed a second amended consolidated class action complaint, which superseded the earlier complaints. The complaint purports to state claims against us on behalf of all persons who purchased our common stock between January 30, 2001 and September 25, 2003; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the complaint is that we intentionally or recklessly made false or misleading statements in our previously issued consolidated financial statements which were subsequently restated due primarily to our failure to properly recognize non-cash compensation expense relating to certain option grants. The plaintiffs contend that such statements or omissions caused our stock price to be artificially inflated. We intend to file a motion to dismiss this action by the end of March 2004. We believe that the allegations in this purported securities class action are without merit and we intend to defend the action vigorously.

In December 2003, a derivative lawsuit was filed by a purported shareholder on behalf of SportsLine.com in the United States District Court for the Southern District of Florida against our chief executive officer, our former chief financial officer and each member of our Board of Directors as of September 25, 2003. The plaintiff alleges violations of Section 304 of the Sarbanes-Oxley Act of 2002 and breaches of fiduciary duty arising out of the payment of incentive compensation by certain of the named defendants and breaches of fiduciary duties and claims for contribution and indemnification against all the named defendants. We believe these claims to be without merit at this time and SportsLine.com is currently evaluating its legal options with respect to such lawsuit.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(12)	COMMITMENTS AND CONTINGENCIES:—(Continued)

From time to time, SportsLine.com may be involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on SportsLine.com’s financial position or results of operations.

(13)	RELATED PARTY TRANSACTIONS:

Pursuant to the our promotion and licensing agreement with CBS, we issued equity instruments to CBS and expensed $22,286, $22,286 and $17,288 during 2003, 2002 and 2001, respectively, primarily related to advertising and promotion on CBS. See Note 9. Since April 2003, CBS has owned approximately 40% of our outstanding common stock. Revenue sharing expense to CBS was $5,006, $3,877 and $3,536 for the years ended December 31, 2003, 2002 and 2001, respectively. Revenue from third party advertisers billed to CBS was $5,507, $2,595 and $2,405 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, we expensed $0, $1,750 and $3,000 during 2003, 2002 and 2001, respectively, related to shares issued to Westwood One, Inc., a company that may be deemed an affiliate of CBS, in exchange for advertising and promotion, and we incurred television, radio and outdoor advertising expenses related to services provided by CBS and/or certain of its affiliates of $425, $367 and $2,227 in 2003, 2002 and 2001, respectively.

We have had transactions in the normal course of business with certain of our officers and directors. The terms of these agreements were negotiated on what we believe is an “arms-length basis.” In April 2001, we loaned one of our officers $200 at an annual interest rate of 5.5% secured by the officer’s stock in us. The loan and accrued interest were paid in full in December 2001. We contract for endorsement and other services of Joe Namath through Planned Licensing, Inc., which is a wholly-owned subsidiary of Namanco Productions, Inc. whose president and sole stockholder is James Walsh, who was a member of our board of directors until December 2003. We have an agreement with Planned Licensing, Inc. through October 16, 2004. We incurred consulting and royalty expenses related to services provided by Planned Licensing, Inc. of $200, $201 and $207 in 2003, 2002 and 2001, respectively. Additionally, in 2000 we issued 30,000 common stock warrants to Planned Licensing, Inc. that vest over the life of the agreement. We are obligated to make future minimum payments to Planned Licensing, Inc. totaling $150 under this agreement through 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During 2003, our independent auditors, Ernst & Young LLP, advised management and our Audit Committee that they had identified a material weakness related to our controls over the capture and proper recording of stock-based compensation which ultimately resulted in our restatement of our consolidated financial statements for 2001, 2002 and the first two quarters of 2003. Effective October 1, 2003, we instituted a new policy for granting stock options in order to rectify the weakness and to prevent such an error from occurring in the future. We have discussed our corrective actions with our Audit Committee and Ernst & Young LLP and, as of the date of this report, we believe such actions have corrected the identified deficiency that was considered to be a material weakness.

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

Item 14. Principal Accountant Fees and Services

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

3. Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Amendment of Article IV of the Amended and Restated Certificate of Incorporation (3.2)(2)

3.3	Amendment of Article I of the Amended and Restated Certificate of Incorporation (3.3)(3)

3.2	Form of Amended and Restated Bylaws (3.2) (4)

10.1*	Form of Indemnification Agreement between the Company and each of its directors and executive officers (10.2) (4)

10.2*	1995 Stock Option Plan (10.1) (4)

10.3*	1997 Incentive Compensation Plan, as amended (4.1)(5)

10.4*	Employee Stock Purchase Plan, as amended (10.4)(3)

10.5	Agreement dated March 5, 1997 between the Company and CBS Inc. (10.6) (4)

10.6	Amendment to Agreement, effective as of January 1, 1999, between the Company and CBS Broadcasting, Inc. (99.1) (7)

10.7*	Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Michael Levy (10.14)(3)

10.8*	Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Kenneth W. Sanders (10.15)(3)

10.9*	Employment Agreement, dated as of January 28, 2000, between the Company and Mark J. Mariani (10.18)(3)

10.10	First Amendment to License and Consulting Agreement between the Company and Planned Licensing, Inc. dated as of October 16, 1999 (10.19)(3)

10.11*	Amendment to the Employment Agreement of Michael Levy, dated as of June 30, 2000 (10.1)(8)

10.12*	Second Amendment to Amended and Restated Employment Agreement of Michael Levy dated as of August 20, 2001 (10.1)(9)

10.13*	First Amendment to Amended and Restated Employment Agreement of Kenneth Sanders dated as of August 20, 2001 (10.2)(9)

10.14*	First Amendment to Employment Agreement of Mark Mariani dated as of August 20, 2001 (10.5)(9)

10.15*	Employment Agreement of Peter Pezaris dated as of August 20, 2001 (10.6)(9)

10.16++	NFL Interactive Media Rights Agreement among NFL Enterprises, L.P., and America Online, Inc., CBS Broadcasting Inc. and SportsLine.com, Inc. dated as of July 6, 2001 (10.1)(10)

10.17*	Letter agreement, dated as of November 21, 2003, between the Company and Peter Pezaris (filed herewith).

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Independent Certified Public Accountants, Ernst & Young LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-62685).
(2)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-78921).
(3)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-K for the year ending December 31, 1999.
(4)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-25259).
(5)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-43746).
(6)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending September 30, 1998.
(7)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 8-K (Event of February 10, 1999).
(8)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending June 30, 2000.
(9)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending September 30, 2001.
(10)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 8-K (Event of December 17, 2003).
*	Management Contract or Compensatory Plan
++	Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

(b)	Reports on Form 8-K

On October 1, 2003, we filed a Current Report on Form 8-K attaching as an exhibit a press release announcing that Sherrill W. Hudson had been appointed to our Board of Directors and would serve as chairman of our audit committee.

On October 9, 2003 we filed a Current Report on Form 8-K to announce that we had entered into a new multi-year agreement with The PGA TOUR to continue our relationship to produce PGATOUR.com.

On November 14, 2003, we filed a Current Report on Form 8-K to announce that we had entered into a definitive agreement for the sale of our wholly-owned subsidiary, Las Vegas Sports Consultants, Inc. and attaching as an exhibit a letter that was sent to each client of LVSC to inform them of the pending sale.

On November 14, 2003, we filed a Current Report on Form 8-K attaching as an exhibit a press release announcing the expected timing for the filing of our Form 10-Q for the quarter ended September 30, 2003.

On November 20, 2003, we furnished (but did not file) a Current Report on Form 8-K attaching as an exhibit a press release announcing our financial results for the quarterly period ended September 30, 2003.

On December 17, 2003, we filed a Current Report on Form 8-K to announce that James C. Walsh had resigned as a member of our Board of Directors.

On December 18, 2003 we filed a Current Report on Form 8-K to refile certain exhibits to include a portion of the information that had previously been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSLINE.COM, INC.

	By:	/s/ Michael Levy
Michael Levy
March 29, 2004		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Levy Michael Levy	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2004

/s/ Sharon M. Glickman Sharon M. Glickman	Chief Financial Officer (principal financial and accounting officer)	March 29, 2004

/s/ Thomas Cullen Thomas Cullen	Director	March 29, 2004

/s/ Gerry Hogan Gerry Hogan	Director	March 29, 2004

/s/ Sherrill W. Hudson Sherrill W. Hudson	Director	March 29, 2004

/s/ Richard B. Horrow Richard B. Horrow	Director	March 29, 2004

/s/ Joseph Lacob Joseph Lacob	Director	March 29, 2004

/s/ Sean McManus Sean McManus	Director	March 29, 2004

/s/ Andrew Nibley Andrew Nibley	Director	March 29, 2004

/s/ Russell I. Pillar Russell I. Pillar	Director	March 29, 2004

/s/ Michael P. Schulhof Michael P. Schulhof	Director	March 29, 2004

EXHIBIT INDEX

Exhibit	Description
10.17	Letter agreement, dated as of November 21, 2003, between the Company and Peter Pezaris

21.1	Subsidiaries of the Company

23.1	Consent of Independent Certified Public Accountants, Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002