Form 10-Q
period 2004-03-31
SPORTSLINE COM INC
filed 2004-05-17
CIK 945688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common stock outstanding as of April 30, 2004: 42,763,853

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	(unaudited)
	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,870	$2,485
Marketable securities	16,258	16,943
Accounts receivable, net	10,377	11,729
Due from CBS	2,602	2,127
Prepaid expenses and other current assets	2,950	2,133

Total current assets	39,057	35,417
DEFERRED ADVERTISING AND CONTENT	6,286	6,857
PROPERTY AND EQUIPMENT, net	5,232	5,563
NONCURRENT MARKETABLE SECURITIES	1,385	9,134
GOODWILL	16,194	16,194
OTHER ASSETS, net	2,214	2,435

	$70,368	$75,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$857	$1,193
Accrued liabilities	6,086	9,060
Due to CBS	6,524	7,034
Deferred revenue	4,124	2,221

Total current liabilities	17,591	19,508
LONG TERM LIABILITIES:
DUE TO CBS	14,600	9,600
DUE TO NFL	3,306	3,379
OTHER	2,591	2,853
CONVERTIBLE SUBORDINATED NOTES	16,661	16,661

Total liabilities	54,749	52,001

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 42,763,333 and 42,750,371 issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	428	428
Additional paid-in capital	401,269	401,284
Accumulated other comprehensive income	56	71
Deferred compensation costs	(1,428)	(1,914)
Accumulated deficit	(384,706)	(376,270)

	15,619	23,599

Total shareholders’ equity	$70,368	$75,600

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31
	2004	2003
REVENUE	$12,349	$12,010
COST OF REVENUE	4,223	3,813

GROSS PROFIT	8,126	8,197

OPERATING EXPENSES:
Sales and marketing:
Equity consideration to Viacom for promotion	5,571	5,571
Other	4,835	5,527
General and administrative	5,655	5,361
Depreciation and amortization	729	1,381

Total operating expenses	16,790	17,840

LOSS FROM OPERATIONS	(8,664)	(9,643)
INTEREST EXPENSE	(227)	(246)
INTEREST AND OTHER INCOME, net	455	117

LOSS FROM CONTINUING OPERATIONS	(8,436)	(9,772)

LOSS FROM DISCONTINUED OPERATIONS	—	(54)

NET LOSS	$(8,436)	$(9,826)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.20)	$(0.26)
Loss from discontinued operations	—	—

LOSS PER SHARE - BASIC AND DILUTED	$(0.20)	$(0.26)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	42,384,570	37,177,311

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 2003	42,750,371	$428	$401,284	$(1,914)	$71	$(376,270)
Issuance of common stock from exercise of stock options	18,962	—	15	—	—	—
Forfeiture of restricted shares	(6,000)	—	(30)	30
Amortization of deferred compensation costs	—	—	—	456	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(8,436)	$(8,436)
Unrealized losses on marketable securities	—	—	—	—	(15)	—	(15)

Comprehensive loss							$(8,451)

Balances at March 31, 2004	42,763,333	$428	$401,269	$(1,428)	$56	$(384,706)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Three Months Ended March 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,436)	$(9,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	729	1,387
Equity consideration to Viacom for promotion	5,571	5,571
Amortization of equity agreements	236	378
Non-cash compensation costs	456	565
Bad debt (recovery) and other non-cash charges	(49)	(295)
Changes in operating assets and liabilities:
Accounts receivable	981	(2,017)
Prepaid expenses and other current assets	(720)	(1,716)
Accounts payable	(323)	(222)
Accrued liabilities	(4,022)	802
Deferred revenue	1,901	1,120

Net cash used in operating activities	(3,676)	(4,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(2,587)	(1,275)
Sales of available-for-sale securities	9,952	6,067
Purchases of held-to-maturity securities	—	(2,243)
Proceeds from maturity of held-to-maturity securities	1,000	4,885
Purchases of property and equipment	(319)	(305)

Net cash provided by investing activities	8,046	7,129

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	15	3
Repurchase of common stock	—	(246)

Net cash provided by (used in) financing activities	15	(243)

Net increase in cash and cash equivalents	4,385	2,633
CASH AND CASH EQUIVALENTS, beginning of period	2,485	17,383

CASH AND CASH EQUIVALENTS, end of period	$6,870	$20,016

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants pursuant to NFLPA agreement	$—	$51

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4	$23

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2004. Historically, the first and fourth quarters of each year have been the strongest for the Company due to the timing of major sporting events and sports seasons, such as the NCAA Division I Men’s Basketball Championship and the National Football League season. In addition, the effect of such seasonal fluctuations could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the Ryder Cup, which do not occur every year. For further information, refer to the consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2003.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

Loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all of our convertible subordinated notes (“Convertible Subordinated Notes”) (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method). There were approximately 256,000 shares issuable upon conversion of the Convertible Subordinated Notes at March 31, 2004 and there were 5,508,862 options and warrants outstanding in the aggregate at March 31, 2004 that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the Convertible Subordinated Notes and upon exercise of the options and warrants were not included in the computation of diluted loss per share for any period presented because to do so would have been antidilutive.

Revenue by Type

Revenue by type for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
Advertising and marketing services	$11,667	$11,268
Subscription and premium products	682	742

	$12,349	$12,010

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

Restructuring Charge

In April 2002, we announced the resignation of our chief technology officer and the expansion of responsibilities of our president of product development. As part of this change in personnel, we further integrated our fantasy sports operations into our other operations and technology departments. In August 2002, we announced the resignation of our president of corporate and business development and integrated our business development and legal affairs departments into the sales and finance departments, respectively. As a result of these resignations and organizational changes, we eliminated approximately twenty-seven redundant positions. Severance payments relating to these actions during the three months ended March 31, 2004 and 2003 were $207 and $326, respectively, with a remaining accrual balance as of March 31, 2004 of $176.

In November 2003, we announced the resignation of our president of operations and product development. As a result of this resignation and other organizational changes we recorded severance payments during the three months ended March 31, 2004 of $183 with a remaining accrual balance of $1,103 as of March 31, 2004.

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

Pro forma information is required by SFAS No. 123 and has been determined as if we had accounted for our stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2004 and 2003, respectively: risk-free interest rates of 2.8% to 3.1% and 2.8% to 2.9%; dividend yield of 0% for both periods; expected volatility factor of 90% for both periods; and expected life of 5.73 and 4.39 years. The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 was $0.94 and $0.68, respectively.

Our pro forma information follows for the three months ended March 31:

	2004	2003
Net loss – as reported	$(8,436)	$(9,826)
Stock-based compensation expense included in reported net loss	375	479
Total stock-based compensation determined under fair value based method for all awards	(926)	(2,125)

Pro forma net loss	$(8,987)	$(11,472)

Loss per share:
basic and diluted – as reported	$(0.20)	$(0.26)

Loss per share:
basic and diluted – pro forma	$(0.21)	$(0.31)

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense ratably over the corresponding vesting period. Stock based compensation associated with the issuance of restricted stock was $81 and $86 during the three months ended March 31, 2004 and 2003, respectively.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. We have elected to disclose comprehensive income (loss) for the three months ended March 31, 2004 in the consolidated statement of changes in shareholders’ equity. Comprehensive loss was $8,451 and $9,775 for the three months ended March 31, 2004 and 2003, respectively. The differences between net loss and comprehensive loss were due to unrealized gains and losses on marketable securities.

(3) DISCONTINUED OPERATIONS:

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

The results of VegasInsider.com and Las Vegas Sports Consultants have been shown separately as discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2003. As of December 31, 2003, the Company had sold all of its discontinued operations.

Revenues and losses from the discontinued operations for the three months ended March 31, 2003 are as follows:

REVENUE	$696
COST OF REVENUE	588

GROSS PROFIT	108

OPERATING EXPENSES:
Sales and marketing – other	75
General and administrative	81
Depreciation and amortization	7

Total operating expenses	163

LOSS FROM OPERATIONS	(55)
INTEREST AND OTHER INCOME, net	1

NET LOSS	$(54)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(4) GOODWILL AND OTHER LONG-LIVED ASSETS:

We acquired Daedalus World Wide Corporation (“DWWC”) in December 1999. The transaction was accounted for using the purchase method of accounting. The purchase resulted in goodwill of $31,880, which was being amortized over an estimated life of seven years. As a result of the identification of several indicators of impairment including a slowdown in the economy and differences in actual results in comparison to initial valuation forecasts, we recognized a goodwill write-down in the year ended December 31, 2001 of $17,000 to adjust our investment in DWWC to its estimated fair value. Our assessment of our goodwill investment was based on historical operations, future cash flows and the market value of similar entities. We performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2003 and 2002. As a result, we found no impairment of goodwill. At March 31, 2004, the Company had goodwill of $16,194 recorded for Daedalus World Wide Corporation.

In January 2001, we acquired for a cost of $6,000 certain assets of MVP.com, Inc. (“MVP”), which had ceased business operations, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com. The cost of these assets was being amortized using the straight-line method over five years. As a result of the shortfall in actual results compared to initial valuation forecasts, we recorded a write-down in the third quarter of 2003 of the remaining carrying value of such assets, totaling $2,800, to reflect a reduction in the estimated value, based on projected future cash flows, of the e-commerce assets we acquired from MVP.com. As a result, there was no amortization expense related to these assets for the three months ended March 31, 2004 and there will be none in future periods. Amortization expense was approximately $300 for the three months ended March 31, 2003 and is included in depreciation and amortization expense in the accompanying consolidated statement of operations.

(5) COMMITMENTS AND CONTINGENCIES:

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(5) COMMITMENTS AND CONTINGENCIES:—(Continued)

NFL.com. In July 2001, we entered into an agreement with the NFL, CBS and AOL (the “NFL Agreement”). We are responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement, $11,050 has been paid as of March 31, 2004, and we are obligated to make additional payments totaling $13,000 as follows: $6,000 for the fourth contract year ending July 2005; and $7,000 for the fifth contract year ending July 2006. In addition, we issued to the NFL 1,049,869 shares of our common stock in May 2003, valued at $1,333, and 350,000 shares in July 2001, valued at $633. We are obligated to make an additional payment in cash or stock, at our option, equal to $2,667 in May 2004. We are amortizing the total cost of the rights fee to sales and marketing expense on a straight-line basis over the five-year term of the NFL Agreement.

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

In October 2003, SportsLine.com, our chief executive officer and our former chief financial officer were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934, as amended. On November 20, 2003, the Court consolidated the lawsuits into a single action entitled In re SportsLine.com Securities Litigation, Master File No. 03-61849-CIV-MIDDLEBROOKS, and subsequently appointed lead plaintiffs and lead plaintiffs’ counsel. On or about February 26, 2004, lead plaintiffs filed a second amended consolidated class action complaint, which superseded the earlier complaints. The complaint purports to state claims against us on behalf of all persons who purchased our common stock between January 30, 2001 and September 25, 2003; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the complaint is that we intentionally or recklessly made false or misleading statements in our previously issued consolidated financial statements which were subsequently restated due primarily to our failure to properly recognize non-cash compensation expense relating to certain option grants. The plaintiffs contend that such statements or omissions caused our stock price to be artificially inflated. On March 29, 2004, we filed a motion to dismiss this action which has not yet been decided. We believe that the allegations in this purported securities class action are without merit and we intend to defend the action vigorously.

In December 2003, a derivative lawsuit was filed by a purported shareholder on behalf of SportsLine.com in the United States District Court for the Southern District of Florida against our chief executive officer, our former chief financial officer and each member of our Board of Directors as of September 25, 2003. In April 2004, the plaintiff filed an amended derivative complaint against the same individuals. The plaintiff alleges violations of Section 304 of the Sarbanes-Oxley Act of 2002 and breaches of fiduciary duty arising out of the payment of incentive compensation by certain of the named defendants and breaches of fiduciary duties and claims for contribution and indemnification against all the named defendants. We believe these claims to be without merit and are currently evaluating our legal options with respect to such lawsuit. In December 2003, in response to a purported shareholders’ demand that we file a derivative law suit against certain of our officers, our board of directors formed a special committee to investigate the allegations of such demand and recommend appropriate action to the Board. The special committee has also been delegated authority to evaluate the allegations of the derivative shareholder lawsuit and to determine whether such suit is in the best interests of the company. As of April 30, 2004, the special committee had not yet reported the results of its investigation to the full board of directors.

In April 2004, the Supreme Court of the State of New York granted Broadview International LLC’s motion for summary judgment in a lawsuit previously brought by Broadview seeking compensation from our wholly owned subsidiary Commissioner.com, Inc. (as successor-in-interest to DWWC) for financial advisory services rendered to DWWC in connection with our acquisition of it. It is expected that a judgment will be issued to

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) —(Continued)

(5) COMMITMENTS AND CONTINGENCIES:—(Continued)

Broadview in the amount of approximately $530 plus pre-judgment interest of approximately $120. The Agreement and Plan of Merger pursuant to which we acquired DWWC requires the former DWWC shareholders to indemnify us with respect to any losses arising from this lawsuit. To date, these individuals have indemnified us for our legal costs, and we intend to seek indemnification from them for the full amount of any final judgment rendered against Commissioner.com. Accordingly, no liability has been recorded in the accompanying condensed consolidated balance sheets.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

(6) RECENTLY ISSUED ACCOUNTING STANDARDS:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The adoption of FIN 46(R) did not have a material impact on our financial position or results of operations with respect to consolidation of VIEs as there are no VIEs identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of our products and services. Investors are also directed to consider the other risks and uncertainties discussed in our Securities and Exchange Commission filings, including those discussed under the caption “Risk Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2003. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Overview

We currently derive our revenue from two major sources: advertising and marketing services revenue and subscription and premium products revenue. These two categories constituted approximately 94% and 6% of our total revenue, respectively, for each of the quarters ended March 31, 2004 and 2003.

We derive advertising and marketing services revenue principally from sponsorship opportunities that enable advertisers to associate their corporate messages with our coverage of major sports and marquee events, games and contests. We attempt to leverage our relationship with CBS to sell advertising associated with events broadcast on CBS and to participate in joint sales efforts with CBS. During the three months ended March 31, 2004 and 2003, revenue generated through our joint sales efforts with CBS comprised approximately 19% and 18%, respectively, of our total advertising sales. Our advertising revenue also includes short-term advertising contracts for the display of banners or other media type for a fee on a per impression basis or for a fixed fee based on a minimum number of impressions. We also provide other types of advertising and marketing services such as wireless alerts, product exclusive emails and names captured from targeted advertising offers. Due to innovations in the industry as well as the increased use of broadband technology in personal computers, new types of advertising are constantly being developed and sold. We also derive advertising and marketing services revenue from the sale of advertising on Web sites that we operate such as NFL.com, PGATOUR.com and NCAAsports.com, as well as from our promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. We recognize advertising and marketing services revenue in the period in which the advertisement is displayed or services rendered, provided that no significant obligations remain and that collection of the resulting receivable is probable. Our obligations typically include guarantees of a minimum number of “impressions,” or times that advertisements appear in page views downloaded by users, or may include a length of time the sponsorship is displayed. We typically invoice our advertising clients on a monthly basis for our services; however, in some cases payment is received prior to the service being provided and is recorded as deferred revenue on our balance sheets.

Most of our subscription and premium services revenue is derived from Web site users’ participation in fantasy sports. Fantasy sports entails participants creating fictitious teams comprised of actual professional athletes and competing against other teams where results are based on the statistical performances of the respective professional athletes in actual games. Fantasy sports enthusiasts can participate in our own-administered leagues, for which the participant pays a fee as a single game user, or form their own leagues with customized rules, live scoring and reporting for which the customer pays a fee for the league. The primary sports responsible for our fantasy revenue are football and baseball, with some contribution from basketball and hockey. More than 100,000 paid fantasy leagues, representing more than 1.1 million teams were formed in our fee-based football, baseball, basketball and hockey fantasy games in 2003, representing an increase of 25% over total paid leagues in 2002. We charge our fantasy customers through their credit card at the time they sign-up for our service, and we recognize this revenue ratably over the relevant sports season or life of the game or contest period. Accordingly, amounts received for which services have not yet been provided are recorded as deferred revenue on our balance sheets.

A major point of emphasis in our strategy has been to establish strategic relationships with key entities in the sports industry to increase consumer awareness of the SportsLine brand and increase advertising and sponsorship sales opportunities. This has represented both our greatest opportunity and our greatest challenge.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Our accounting policies are more fully described in Note 2 of the Condensed Consolidated Financial Statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our advertising clients to make required payments. In establishing the appropriate provisions for receivable balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a client’s credit quality, the age of the receivable and the client’s history of payments to us. Once we consider these factors, a determination is made as to the probability of default and an appropriate provision is made, if necessary. In addition to these individual assessments, we also maintain a reserve of between five to ten percent of past due receivables, not including those from strategic partners such as CBS or the NFL from which there are payables as well. Our level of reserves for our accounts receivable fluctuates depending upon all the factors mentioned above. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We review our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If our analysis indicates a possible impairment exists based on undiscounted future cash flows, we are required to measure impairment based on the then estimated fair value of the assets determined either by third party appraisal or projected discounted future cash flows.

•	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are required at least annually to test for impairment of goodwill. We have established October 1 as our annual testing date. Management believes its estimates and judgments have been reasonable in determining whether our goodwill has been impaired. We tested for impairment of our goodwill as of October 1, 2003 and found there was no impairment. If, however, there were a material change in the conditions or circumstances influencing the fair value of our goodwill, we could be required to recognize an impairment charge. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill of $16.2 million as of March 31, 2004.

•

SFAS No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion

No. 25, Accounting for Stock Issued to Employees. We have elected to use the intrinsic value based method.

•	Advertising and marketing services revenue encompass advertising and sponsorship sales as well as revenue from our direct marketing services and promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on our own Web sites as well as on Web sites we operate for others. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that we have no significant obligations remaining and collection of the resulting receivable is probable. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which we adopted effective for agreements entered into subsequent to June 30, 2003, when we enter into arrangements representing sponsorships or advertising agreements with multiple products and services and are unable to objectively determine the fair value of one or more elements, we recognize the advertising revenue on a straight-line basis over the term of the sponsorship or agreement. Our obligations typically include guarantees of a minimum number of “impressions,” or times that an advertisement is viewed by users of our Web sites, or may include a length of time the sponsorship is displayed.

Results of Operations (amounts in thousands except share and per share data)

Revenue

	Quarter Ended March 31,
(Dollars in thousands)	2004	2003	Change
Revenue
Advertising and marketing services	$11,667	$11,268	$399
Subscription and premium products	682	742	(60)

Total Revenue	$12,349	$12,010	$339

Advertising and marketing services revenue for the three months ended March 31, 2004 and 2003 accounted for approximately 94% of total revenue for both periods. Advertising and marketing services revenue increased for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to the broadcast of the Super Bowl on CBS which generated significant traffic to our Web sites and enabled us to sell more advertising. Additionally, we had increased revenue associated with the NCAA agreement, which has now been in effect for a full year.

Subscription and premium products revenue decreased in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily because our results for the three months ended March 31, 2003 included revenue we received from the creation of games and contests on America Online (“AOL”), which we did not do in 2004. This decrease was offset by revenue received in the three months ended March 31, 2004, from the new NCAA “on Demand” product available during the NCAA Division I Men’s Basketball Championship. Also offsetting the decrease was revenue associated with our agreement with Amazon.com, which was not in effect in the first quarter of 2003.

As of March 31, 2004 and December 31, 2003, we had deferred revenue of $4,124 and $2,221, respectively, relating to cash and receivables for which services had not yet been provided, including $2,777 at March 31, 2004 relating to subscriptions for our fantasy baseball products (which will be recorded as revenue primarily in the second and third quarters of 2004).

Cost of Revenue

	Quarter Ended March 31,
(Dollars in thousands)	2004	2003	Change
Cost of revenue	$4,223	$3,813	$410
% of total revenue	34%	32%	2%
Revenue sharing expense	1,431	1,083	348
% of total revenue	12%	9%	3%

The increase in cost of revenue in the three months ended March 31, 2004 from the three months ended March 31, 2003 was primarily due to higher revenue share payments associated with the NFL agreement, increased payments to CBS as a result of higher cash advertising revenue, streaming costs associated with the production of our NCAA “On Demand” product and costs related to the Amazon.com agreement, which was not in effect in the first quarter of 2003. These increases were partially offset by reduced expenses associated with the restructuring of the PGATOUR agreement.

Operating Expenses

Sales and Marketing — Equity Consideration to Viacom for Promotion.

	Quarter Ended March 31,
(Dollars in thousands)	2004	2003	Change
Equity consideration to Viacom for promotion	$5,571	$5,571	$—
% of total revenue	45%	46%	(1%)

Pursuant to our promotion and licensing agreement with CBS, we expensed $5,571 in each of the quarters ended March 31, 2004 and 2003 related to common stock and warrants to purchase common stock previously issued to CBS.

Sales and Marketing — Other.

	Quarter Ended March 31,
(Dollars in thousands)	2004	2003	Change
Sales and marketing – other	$4,835	$5,527	$(692)
% of total revenue	39%	46%	(7%)

The decrease in sales and marketing – other expense in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily relates to the restructuring of the PGATOUR agreement and the termination of the AOL agreement. This was partially offset by increased sales commissions paid because of higher advertising revenue.

General and Administrative.

	Quarter Ended March 31,
(Dollars in thousands)	2004	2003	Change
General and administrative	$5,655	$5,361	$294
% of total revenue	46%	45%	1%

The increase in general and administrative expense in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was attributable primarily to increased consulting expense related to compliance with the Sarbanes-Oxley Act of 2002 and higher legal expense related to litigation.

Depreciation and Amortization.

	Quarter Ended March 31,
(Dollars in thousands)	2004	2003	Change
Depreciation and amortization	$729	$1,381	$(652)
% of total revenue	6%	11%	(6%)

In the third quarter of 2003, we wrote off the remaining balance of certain e-commerce assets and ceased amortizing the cost related to these assets. This resulted in a decrease in depreciation and amortization expense in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Depreciation and amortization expense also decreased as a result of reduced expense associated with software and equipment deprecation due to fewer purchases and old equipment becoming fully depreciated.

Interest Expense. Interest expense was $227 and $246 in the three months ended March 31, 2004 and 2003, respectively. Interest expense is related primarily to our outstanding Convertible Subordinated Notes due 2006.

Interest and Other Income, Net. Interest and other income, net was $455 and $117 in the three months ended March 31, 2004 and 2003, respectively. The increase in other income was primarily attributable to the recovery of an old debt for which revenue had not been recognized due to the uncertainty of collection.

Discontinued operations. In the second and third quarter of 2003, we sold our gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. These discontinued operations had a loss of $54 for the three months ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004, our primary source of liquidity consisted of $24.5 million in cash and marketable securities comprised of $6.9 million in cash and cash equivalents, $16.2 million in current marketable securities, which mature at various dates from April 2004 to March 2005, and $1.4 million in non-current marketable securities, which have an average maturity of between twelve and eighteen months. Our principal sources of funds have been and are expected to be operating revenues, cash on hand and marketable securities. Our principal uses of funds have been and are expected to be the payment of operating expenses, including payments in connection with our agreements with CBS and the NFL, severance payments to terminated employees and interest payments. We estimate that capital expenditures for the remainder of 2004 will be approximately $1.0 million. We expect that our operating revenues and cash and marketable securities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. If our anticipated level of revenue growth is not achieved because, for example, of decreased advertising spending in response to weak economic conditions or changes in consumer acceptance and other variables related to our subscription products, our current sources of funds may be insufficient to meet our cash requirements. To the extent we require additional funds to support our operations or the expansion of our business, we may sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders. Additional financing, if required, may not be available to us in amounts or on terms acceptable to us.

As of March 31, 2004, deferred advertising and content costs related to our CBS agreement totaled approximately $6.3 million. These costs represent the value of the common stock warrants issued in 1999 in exchange for an extension of the agreement. Accrued liabilities totaled $6.1 and $9.1 million as of March 31, 2004 and December 31, 2003, respectively. Long-term liabilities, excluding the outstanding balance of our Convertible Subordinated Notes, at March 31, 2004 were $20.5 million compared to $15.8 million at December 31, 2003, an increase of $4.7 million, mainly due to the deferral in April 2003 of a portion of our obligation to CBS pursuant to the amended CBS agreement. See Note 5 of the Condensed Consolidated Financial Statements for further information.

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	Quarter Ended March 31,
(Dollars in thousands)	2004	2003
Operating activities	$(3,676)	$(4,253)
Investing activities	8,046	7,129
Financing activities	$15	$(243)

Net cash used in operating activities was $3.7 million and $4.3 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in net cash used in operating activities in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 reflects the decrease in our net loss partially offset by the decrease in our non-cash expenses and the changes in our working capital. Changes in working capital reflect a decrease in accrued liabilities due to revenue share and cash prize payments related to the fantasy football season as well as payments to CBS and the NFL, offset by a decrease in accounts receivable due to increased collections of cash advertising revenue, and an increase in deferred revenue due to the receipt of fantasy baseball billings. The principal uses of cash used in operating activities for all periods were to fund our net losses from operations, partially offset by non-cash expenses such as equity consideration to Viacom for promotion, depreciation and amortization and other non-cash charges.

Net cash provided by investing activities was $8.0 million and $7.1 million in the quarters ended March 31, 2004 and 2003, respectively. Investing activities in the three months ended March 31, 2004 consisted primarily of sales of marketable securities, partially offset by purchases of property and equipment.

Net cash provided by financing activities was immaterial for the three months ended March 31, 2004 and net cash used in financing activities was $0.2 million for the three months ended March 31, 2003.

Although we have no material commitments for capital expenditures, we anticipate purchasing approximately $1.0 million of property and equipment during the remainder of 2004, primarily computer equipment related to the growth of the business. We intend to continue to pursue acquisitions of or investments in businesses, services and technologies that are complementary to ours.

Seasonality

We expect that our revenue will be higher leading up to and during major U.S. sports seasons and lower at other times of the year, particularly during the summer months. In addition, the effect of such seasonal fluctuations in revenue could be enhanced or offset by revenue associated with major sports events, such as the Olympics, the Ryder Cup and the World Cup, although such events do not occur every year. We believe that advertising sales in traditional media, such as television, generally are lower in the first and third calendar quarters of each year, and that advertising expenditures fluctuate significantly with economic cycles. Historically, the first and fourth quarters of each year have been the strongest for us due to the timing of major U.S. sporting events and major sports seasons. Furthermore, the growth we experienced in our revenue from fantasy football products positively affected our revenues in the third and fourth quarters of 2003. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of Internet advertising expenditures could become more pronounced. The foregoing factors could have a material adverse effect on our business, results of operations and financial condition.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The adoption of FIN 46(R) did not have a material impact on our financial position or results of operations with respect to consolidation of VIEs as there are no VIEs identified.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

In October 2003, SportsLine.com, our chief executive officer and our former chief financial officer were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934, as amended. On November 20, 2003, the Court consolidated the lawsuits into a single action entitled In re SportsLine.com Securities Litigation, Master File No. 03-61849-CIV-MIDDLEBROOKS, and subsequently appointed lead plaintiffs and lead plaintiffs’ counsel. On or about February 26, 2004, lead plaintiffs filed a second amended consolidated class action complaint, which superseded the earlier complaints. The complaint purports to state claims against us on behalf of all persons who purchased our common stock between January 30, 2001 and September 25, 2003; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the complaint is that we intentionally or recklessly made false or misleading statements in our previously issued consolidated financial statements which were subsequently restated due primarily to our failure to properly recognize non-cash compensation expense relating to certain option grants. The plaintiffs contend that such statements or omissions caused our stock price to be artificially inflated. On March 29, 2004, we filed a motion to dismiss this action which has not yet been decided. We believe that the allegations in this purported securities class action are without merit and we intend to defend the action vigorously.

In December 2003, a derivative lawsuit was filed by a purported shareholder on behalf of SportsLine.com in the United States District Court for the Southern District of Florida against our chief executive officer, our former chief financial officer and each member of our Board of Directors as of September 25, 2003. In April 2004, the plaintiff filed an amended derivative complaint against the same individuals. The plaintiff alleges violations of Section 304 of the Sarbanes-Oxley Act of 2002 and breaches of fiduciary duty arising out of the payment of incentive compensation by certain of the named defendants and breaches of fiduciary duties and claims for contribution and indemnification against all the named defendants. We believe these claims to be without merit and are currently evaluating our legal options with respect to such lawsuit. In December 2003, in response to a purported shareholders’ demand that we file a derivative law suit against certain of our officers, our board of directors formed a special committee to investigate the allegations of such demand and recommend appropriate action to the Board. The special committee has also been delegated authority to evaluate the allegations of the derivative shareholder lawsuit and to determine whether such suit is in the best interests of the company. As of April 30, 2004, the special committee had not yet reported the results of its investigation to the full board of directors.

In April 2004, the Supreme Court of the State of New York granted Broadview International LLC’s motion for summary judgment in a lawsuit previously brought by Broadview seeking compensation from our wholly owned subsidiary Commissioner.com, Inc. (as successor-in-interest to DWWC) for financial advisory services rendered to DWWC in connection with our acquisition of it. It is expected that a judgment will be issued to Broadview in the amount of approximately $530,000 plus pre-judgment interest of approximately $120,000. The Agreement and Plan of Merger pursuant to which we acquired DWWC requires the former DWWC shareholders to indemnify us with respect to any losses arising from this lawsuit. To date, these individuals have indemnified us for our legal costs, and we intend to seek indemnification from them for the full amount of any final judgment rendered against Commissioner.com.

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1*	Second Amendment to Amended and Restated Employment Agreement of Kenneth Sanders dated as of February 26, 2004.

10.2*	Letter Agreement with Sharon Glickman dated as of February 26, 2004.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2004, filed herewith.

*	Management Contract or Compensatory Plan

(b) Reports on Form 8-K

On February 11, 2004, we furnished (but did not file) a Current Report on Form 8-K attaching as an exhibit a press release announcing our financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2004	SPORTSLINE.COM, INC. (Registrant)

/s/ MICHAEL LEVY

Michael Levy President and Chief Executive Officer

/s/ SHARON GLICKMAN

Sharon Glickman Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

Exhibit 10.1	Second Amendment to Amended and Restated Employment Agreement of Kenneth Sanders dated as of February 26, 2004.

Exhibit 10.2	Letter Agreement with Sharon Glickman dated as of February 26, 2004.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.