Form 10-Q
period 2004-06-30
SPORTSLINE COM INC
filed 2004-08-13
CIK 945688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding as of August 1, 2004: 45,465,312

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	(unaudited)
	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,529	$2,485
Marketable securities	10,713	16,943
Accounts receivable, net	10,565	11,729
Due from CBS	2,915	2,127
Prepaid expenses and other current assets	2,613	2,133

Total current assets	35,335	35,417

DEFERRED ADVERTISING AND CONTENT	5,714	6,857
PROPERTY AND EQUIPMENT, net	5,511	5,563
NONCURRENT MARKETABLE SECURITIES	7,365	9,134
GOODWILL	16,194	16,194
OTHER ASSETS, net	1,618	2,435

Total assets	$71,737	$75,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$986	$1,193
Accrued liabilities	4,717	9,060
Due to CBS	7,635	7,034
Deferred revenue	10,645	2,221

Total current liabilities	23,983	19,508

LONG-TERM LIABILITIES:
DUE TO CBS	19,600	9,600
DUE TO NFL	318	3,379
OTHER	2,505	2,853
CONVERTIBLE SUBORDINATED NOTES	16,661	16,661

Total liabilities	63,067	52,001

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 45,369,857 and 42,750,371 issued and outstanding as of
June 30, 2004 and December 31, 2003, respectively	454	428
Additional paid-in capital	403,965	401,284
Accumulated other comprehensive (loss) income	(61)	71
Deferred compensation costs	(1,015)	(1,914)
Accumulated deficit	(394,673)	(376,270)

Total shareholders’ equity	8,670	23,599

Total liabilities and shareholders’ equity	$71,737	$75,600

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
REVENUE	$10,585	$8,844	$22,935	$20,854
COST OF REVENUE	4,125	4,889	8,347	8,702

GROSS PROFIT	6,460	3,955	14,588	12,152

OPERATING EXPENSES:
Sales and marketing:
Equity consideration to Viacom for promotion	5,572	5,572	11,143	11,143
Other	4,193	4,858	9,028	10,385
General and administrative	5,672	5,090	11,327	10,451
Depreciation and amortization	798	1,186	1,528	2,567

Total operating expenses	16,235	16,706	33,026	34,546

LOSS FROM OPERATIONS	(9,775)	(12,751)	(18,438)	(22,394)
INTEREST EXPENSE	(301)	(237)	(529)	(483)
INTEREST AND OTHER INCOME, net	108	135	564	252

LOSS FROM CONTINUING OPERATIONS	(9,968)	(12,853)	(18,403)	(22,625)

LOSS FROM DISCONTINUED OPERATIONS	—	(156)	—	(210)
LOSS FROM SALE OF DISCONTINUED OPERATIONS	—	(285)	—	(285)

NET LOSS	$(9,968)	$(13,294)	$(18,403)	$(23,120)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	(0.23)	(0.30)	(0.43)	(0.57)
Loss from discontinued operations	—	—	—	—
Loss from sale of discontinued operations	—	(0.01)	—	(0.01)

LOSS PER SHARE - BASIC AND DILUTED	$(0.23)	$(0.31)	$(0.43)	$(0.58)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	43,263,860	42,663,085	42,827,215	39,935,348

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(UNAUDITED)

	Common Stock		Additional Paid-In	Deferred Compensation	Accumulated Other Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Costs	Income (Loss)	Deficit	Loss
Balances at December 31, 2003	42,750,371	$428	$401,284	$(1,914)	$71	$(376,270)
Issuance of common stock from exercise of stock options	21,273	—	18	—	—	—
Forfeiture of restricted shares	(6,000)	—	(30)	30
Extension of PGA TOUR warrants	—	—	16
Issuance of common stock pursuant to agreement with NFL	2,564,103	26	2,641	—	—	—
Issuance to common stock pursuant to employee stock purchase plan	40,110	—	36	—	—	—
Amortization of deferred compensation costs	—	—	—	869	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(18,403)	$(18,403)
Unrealized losses on marketable securities	—	—	—	—	(132)	—	(132)

Comprehensive loss							$(18,535)

Balances at June 30, 2004	43,369,857	$454	$403,965	$(1,015)	$(61)	$(394,673)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Six Months Ended June 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,403)	$(23,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,528	2,573
Equity consideration to Viacom for promotion	11,143	11,143
Amortization of equity agreements	473	757
Non-cash compensation costs	869	1,117
Loss on sale of discontinued operations	—	285
Bad debt expense(recovery) and other non-cash charges	12	(842)
Changes in operating assets and liabilities:
Accounts receivable	389	(1,011)
Prepaid expenses and other current assets	(365)	(1,287)
Accounts payable	(194)	2,111
Accrued liabilities	(4,644)	(94)
Deferred revenue	8,422	2,232

Net cash used in operating activities	(770)	(6,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(5,430)	(5,237)
Sales of available-for-sale securities	12,274	10,080
Purchases of held-to-maturity securities	—	(3,243)
Proceeds from maturity of held-to-maturity securities	1,000	7,094
Purchases of property and equipment	(1,322)	(873)
Purchase of license	—	(250)
Proceeds from sale of discontinued operations	—	1,460
Net change in restricted cash	238	97

Net cash provided by investing activities	6,760	9,128

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock
warrants and options	54	78
Repurchase of common stock	—	(521)

Net cash provided by (used in) financing activities	54	(443)

Net increase in cash and cash equivalents	6,044	2,549
CASH AND CASH EQUIVALENTS, beginning of period	2,485	17,383

CASH AND CASH EQUIVALENTS, end of period	$8,529	$19,932

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$—	$5,399

Issuance of common stock pursuant to agreement with NFL	$2,667	$1,333

Issuance of common stock warrants pursuant to NFLPA agreement	$—	$51

Issuance of common stock warrants pursuant to consulting agreement	$16	$37

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	$417

Cash paid for income taxes	$4	$31

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2004. Historically, the first and fourth quarters of each year have been the strongest for us due to the timing of major sporting events and sports seasons, such as the NCAA Division I Men’s Basketball Championship and the National Football League season. In addition, the effect of such seasonal fluctuations could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the Ryder Cup, which do not occur every year. For further information, refer to the consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2003.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

Loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all of our convertible subordinated notes (“Convertible Subordinated Notes”) (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method) and unvested restricted shares. There were 255,832 shares issuable upon conversion of the Convertible Subordinated Notes at June 30, 2004, 304,320 unvested restricted shares at June 30, 2004 and there were 5,508,038 options and warrants outstanding in the aggregate at June 30, 2004 that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the Convertible Subordinated Notes and upon exercise of the options and warrants, as well as unvested restricted shares were not included in the computation of diluted loss per share for any period presented because to do so would have been antidilutive.

Revenue by Type

Revenue by type for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Advertising and marketing services	$8,746	$7,527	$20,413	$18,795
Subscription and premium products	1,839	1,317	2,522	2,059

	$10,585	$8,844	$22,935	$20,854

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) –(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Restructuring Charge

In April 2002, we announced the resignation of our chief technology officer and the expansion of responsibilities of our president of product development. As part of this change in personnel, we further integrated our fantasy sports operations into our other operations and technology departments. In August 2002, we announced the resignation of our president of corporate and business development and integrated our business development and legal affairs departments into the sales and finance departments, respectively. As a result of these resignations and organizational changes, we eliminated approximately twenty-seven redundant positions. Severance payments relating to these actions during the three months ended June 30, 2004 and 2003 were $139 and $308, respectively, and were approximately $346 and $634 for the six months ended June 30, 2004 and 2003, respectively with a remaining accrual balance as of June 30, 2004 of $38.

In November 2003, we announced the resignation of our president of operations and product development. As a result of this resignation and other organizational changes we recorded severance payments during the three and six months ended June 30, 2004 of $176 and $359, respectively, with a remaining accrual balance of $1,002 as of June 30, 2004.

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

Pro forma information is required by SFAS No. 123 and has been determined as if we had accounted for our stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model.

Our pro forma information follows for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss – as reported	$(9,968)	$(13,294)	$(18,403)	$(23,120)
Stock-based compensation expense included in reported net loss	332	459	707	938
Total stock-based compensation determined under fair value based method for all awards	(743)	(1,728)	(1,669)	(3,853)

Pro forma net loss	$(10,379)	$(14,563)	$(19,365)	$(26,035)

Loss per share:
basic and diluted – as reported	$(0.23)	$(0.31)	$(0.43)	$(0.58)

Loss per share:
basic and diluted – pro forma	$(0.24)	$(0.34)	$(0.45)	$(0.65)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) –(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.4%-3.9%	2.3%-2.9%	2.8%-3.9%	2.3%-2.9%
Dividend yield	0%	0%	0%	0%
Expected volatility factor	90%	90%	90%	90%
Expected life (years)	5.75	5.75	5.75	5.19
Weighted average fair value per option	$0.99	$1.62	$0.94	$1.24

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense ratably over the corresponding vesting period. Stock based compensation associated with the issuance of restricted stock for the three months ended June 30, 2004 and 2003 was $81 and $86, respectively and was $162 and $171 for the six months ended June 30, 2004 and 2003, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. Comprehensive loss was $10,084 and $13,280 for the three months ended June 30, 2004 and 2003, respectively, and $18,535 and $23,055 for the six months ended June 30, 2004 and 2003, respectively. The differences between net loss and comprehensive loss were due to unrealized gains and losses on marketable securities.

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

The results of VegasInsider.com and Las Vegas Sports Consultants have been shown separately as discontinued operations in the accompanying consolidated statement of operations for the three and six months ended June 30, 2003. As of December 31, 2003, the Company had sold all of its discontinued operations.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(3) DISCONTINUED OPERATIONS:—(Continued)

Financial information from the discontinued operations for the three and six months ended June 30, 2003 are as follows:

	Three Months ended June 30, 2003	Six Months ended June 30, 2003
REVENUE	$420	$1,116
COST OF REVENUE	471	1,059

GROSS PROFIT	(51)	57

OPERATING EXPENSES:
Sales and marketing	52	127
General and administrative	53	134
Depreciation and amortization	—	7

Total operating expenses	105	268

LOSS FROM OPERATIONS	(156)	(211)
INTEREST AND OTHER INCOME, net	—	1

NET LOSS	$(156)	$(210)

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(4) GOODWILL AND OTHER LONG-LIVED ASSETS:

We acquired Daedalus World Wide Corporation (“DWWC”) in December 1999. The transaction was accounted for using the purchase method of accounting and resulted in goodwill of $31,880. As a result of the identification of several indicators of impairment including a slowdown in the economy and differences in actual results in comparison to initial valuation forecasts, we recognized a goodwill write-down in the year ended December 31, 2001 of $17,000 to adjust our investment in DWWC to its estimated fair value. Our assessment of our goodwill investment was based on historical operations, future cash flows and the market value of similar entities. We performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2003 and 2002. As a result, we found no impairment of goodwill. At June 30, 2004, the Company had goodwill of $16,194 recorded for Daedalus World Wide Corporation.

In January 2001, we acquired for a cost of $6,000 certain assets of MVP.com, Inc. (“MVP”), which had ceased business operations, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com. The cost of these assets was being amortized using the straight-line method over five years. As a result of the shortfall in actual results compared to initial valuation forecasts, we recorded a write-down in the third quarter of 2003 of the remaining carrying value of such assets, totaling $2,800, to reflect a reduction in the estimated value, based on projected future cash flows, of the e-commerce assets we acquired from MVP.com. As a result, there was no amortization expense related to these assets for the three and six months ended June 30, 2004 and there will be none in future periods. Amortization expense was approximately $300 and $600 for the three and six months ended June 30, 2003 and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

(5) COMMITMENTS AND CONTINGENCIES:

CBS. In February 1999, we amended and extended our agreement with CBS. The agreement provides that we shall issue to CBS a number of shares of our common stock having a fair market value of $20,000 each year for five years commencing on January 1, 2002, based on the average of the closing prices of the common stock on the Nasdaq National Market for each five day period ending on the day prior to the applicable issue dates. Pursuant to this agreement, in January 2002 we issued 6,882,312 shares of common stock valued at $20,000 to CBS. On March 5, 2003, the CBS agreement was amended to modify the annual schedule of stock issuances to CBS. Pursuant to the 2003 amendment, on April 1, 2003 we issued to CBS 5,454,428 shares of common stock valued at $5,400 with the remainder of our obligation of approximately $14,600 deferred until July 1, 2004. On June 30, 2004, we amended the agreement to defer the payment due on July 1, 2004 until August 1, 2004. On August 1, 2004, we entered into an agreement with Viacom Inc., the parent company of CBS, to merge with a subsidiary of Viacom Inc. (see Note 7). In connection with the merger agreement, we amended our agreement with CBS to defer the payment that was due on August 1, 2004 until the date that is ten trading days after the earlier of the date of (i) the termination of the Merger Agreement in accordance with its terms, or (ii) the consummation of the merger (“the agreed upon date”).

Future payment. In accordance with the August 1, 2004 amendment, on the agreed upon date we will be obligated to issue to CBS the lesser of (1) a number of shares of common stock having a fair market value on the agreed upon date equal to $34,600; or (2) a number of shares of common stock that will result in CBS and its affiliates’ aggregate beneficial ownership interest in our outstanding common stock not exceeding 49.9%. If the number of shares of common stock that would result in CBS and its affiliates’ aggregate beneficial ownership interest in our outstanding common stock not exceeding 49.9% has a fair market value on the agreed upon date less than the amount of our total obligation on the agreed upon date (i.e., $20,000 plus the deferred portion of the April 2003 payment), then we must satisfy up to $5,000 of such obligation in cash. We have the option to satisfy any additional remaining obligation on the agreed upon date in cash and/or stock at our option. If we elect to satisfy any portion of that remaining obligation, if any, in stock and the issuance of such stock would cause the ownership interest of CBS and its affiliates to exceed 49.9% on the agreed upon date, then CBS may elect to defer that portion of the issuance until October 1, 2005.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(5) COMMITMENTS AND CONTINGENCIES:—(Continued)

October 2005 and January 2007 Payments. On October 1, 2005, we are obligated to issue to CBS common stock with a fair market value equal to (x) $20,000 plus (y) the portion of the payment due on the agreed upon date for 2004, if any, that CBS may have elected to defer. We are obligated to issue common stock with a fair market value of $20,000 to CBS on January 1, 2007.

NFL.com. In July 2001, we entered into an agreement with the NFL, CBS and AOL (the “NFL Agreement”). We are responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement, $12,550 has been paid as of June 30, 2004, and we are obligated to make additional payments totaling $11,500 as follows: $4,500 for the fourth contract year ending July 2005; and $7,000 for the fifth contract year ending July 2006. In addition, we issued to the NFL 2,564,103 shares of our common stock in May 2004 valued at $2,667, 1,049,869 shares of our common stock in May 2003, valued at $1,333, and 350,000 shares in July 2001, valued at $633. We are amortizing the total cost of the rights fee to sales and marketing expense on a straight-line basis over the five-year term of the NFL Agreement.

Contingencies

On January 28, 2003, SportsTicker Enterprises, L.P., a vendor of electronic sports data, filed a lawsuit against SportsLine.com in New York State Supreme Court, alleging that we improperly terminated our subscription agreement with SportsTicker. In July 2004, we reached a settlement of this matter with SportsTicker and a stipulation of discontinuance was filed with the court on July 13, 2004.

In October 2003, SportsLine.com, our chief executive officer and our former chief financial officer were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934, as amended. On November 20, 2003, the Court consolidated the lawsuits into a single action entitled In re SportsLine.com Securities Litigation, Master File No. 03-61849-CIV-MIDDLEBROOKS, and subsequently appointed lead plaintiffs and lead plaintiffs’ counsel. On July 19, 2004, the United States District Court for the Southern District of Florida dismissed with prejudice the consolidated shareholder securities class action lawsuit.

In December 2003, a derivative lawsuit was filed by a purported shareholder on behalf of SportsLine.com in the United States District Court for the Southern District of Florida against our chief executive officer, our former chief financial officer and each member of our Board of Directors as of September 25, 2003. In April 2004, the plaintiff filed an amended derivative complaint against the same individuals. The plaintiff alleges violations of Section 304 of the Sarbanes-Oxley Act of 2002 and breaches of fiduciary duty arising out of the payment of incentive compensation by certain of the named defendants and breaches of fiduciary duties and claims for contribution and indemnification against all the named defendants. On August 9, 2004, the court granted the plaintiffs leave to further amend the complaint, and the complaint was so amended, to include claims (derivatively and on behalf of a putative class of shareholders) relating to an alleged breach of fiduciary duty in connection with the acquisition proposal made by Viacom as announced on July 1, 2004 and that the proposed price of $1.50 per share was inadequate. We believe these claims to be without merit and are currently evaluating our legal options with respect to such lawsuit. In December 2003, in response to a purported shareholders’ demand that we file a derivative law suit against certain of our officers, our board of directors formed a special committee to investigate the allegations of such demand and recommend appropriate action to the Board. The special committee has also been delegated authority to evaluate the allegations of the derivative shareholder lawsuit and to determine whether such suit is in the best interests of the company. The special committee has not yet reported the results of its investigation to the full board of directors.

In April 2004, the Supreme Court of the State of New York granted Broadview International LLC’s motion for summary judgment in a lawsuit previously brought by Broadview seeking compensation from our wholly owned subsidiary Commissioner.com, Inc. (as successor-in-interest to DWWC) for financial advisory services rendered to DWWC in connection with our acquisition of it. In May 2004, a judgment was issued to Broadview in the amount of approximately $663. The Agreement and Plan of Merger pursuant to which we acquired DWWC requires the former DWWC shareholders to indemnify us with respect to any losses arising from this lawsuit. To date, these individuals have indemnified us for our legal costs, and we intend to seek indemnification from them for the full amount of any final judgment rendered against Commissioner.com. Accordingly, no liability has been recorded in the accompanying condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(5) COMMITMENTS AND CONTINGENCIES:—(Continued)

On or about July 1, 2004, six putative class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County and one putative class action lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida purportedly on behalf of our stockholders. The six lawsuits in Delaware were consolidated on July 13, 2004. All of these lawsuits name us, our directors and Viacom as defendants and allege, among other things, a breach of fiduciary duty in connection with the acquisition proposal made by Viacom as announced on July 1, 2004 and that the proposed price of $1.50 per share was inadequate. During the negotiations regarding the merger agreement, counsel for Viacom and us discussed with counsel for the plaintiffs a settlement of these lawsuits. Following these discussions, on July 30, 2004, counsel for the defendants entered into a memorandum of understanding with counsel for the plaintiffs in these lawsuits. The memorandum of understanding contemplates the proposed settlement of these lawsuits. The settlement is subject to, among other things, completion of appropriate discovery, definitive documentation relating to the settlement, court approval and consummation of the merger.

We are subject to various other legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our consolidated financial position or results of operations.

(6) RECENT ACCOUNTING PRONOUNCEMENT:

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

(7) SUBSEQUENT EVENT:

On August 1, 2004, we entered into an agreement with Viacom Inc. to merge with a subsidiary of Viacom Inc. Public stockholders of SportsLine.com will be entitled to receive $1.75 per share in cash upon closing of the transaction. Completion of the merger is subject to customary closing conditions, including approval by SportsLine.com’s shareholders. We expect the merger to be completed by the end of the year; however, we may be unable to obtain approvals or complete the transaction. Three of our executive officers, Michael Levy, Mark J. Mariani and Kenneth W. Sanders, who collectively beneficially own approximately 6.4% of our common stock (including shares issuable upon the exercise of options exercisable within 60 days of August 1, 2004), have entered into voting agreements with Viacom. Pursuant to the voting agreements, each executive granted Viacom an irrevocable proxy to vote his shares in favor of the adoption of the merger agreement and the related merger and, unless Viacom votes such shares directly pursuant to a proxy, each executive has agreed to vote his shares in favor of adoption of the merger agreement and the related merger. As part of the merger agreement, we also entered into a letter agreement amending our agreement with CBS. The amendment provides for a deferral of the payment to CBS that was due on August 1, 2004 until the date that is ten trading days after the earlier of the date of (i) the termination in accordance with its terms of the Merger Agreement and (ii) the consummation of the merger. Pursuant to an engagement letter entered into with a financial advisory firm, we became obligated to pay $250 upon delivery of a fairness opinion on August 1, 2004 and upon the closing of the transaction we will be obligated to pay the firm approximately $750 less the amount of payments made to date which currently total $75 as well as the $250 amount due.

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

Overview

On August 1, 2004, SportsLine.com and Viacom Inc. signed a definitive agreement for SportsLine.com to merge with a subsidiary of Viacom. Public shareholders of SportsLine.com will be entitled to receive $1.75 per share in cash on closing of the transaction. Completion of the merger is subject to customary closing conditions, including approval by SportsLine.com shareholders. The merger is expected to be completed by the end of the year; however, we may be unable to obtain approvals or complete the transaction. Three of our executive officers, Michael Levy, Mark J. Mariani and Kenneth W. Sanders, who collectively beneficially own approximately 6.4% of our common stock (including shares issuable upon the exercise of options exercisable within 60 days of August 1, 2004), have entered into voting agreements with Viacom. Pursuant to the voting agreements, each executive granted Viacom an irrevocable proxy to vote his shares in favor of the adoption of the merger agreement and the related merger and, unless Viacom votes such shares directly pursuant to a proxy, each executive has agreed to vote his shares in favor of adoption of the merger agreement and the related merger. As part of the merger agreement, we also entered into a letter agreement amending our agreement with CBS. The amendment provides for a deferral of the payment to CBS that was due on August 1, 2004 until the date that is ten trading days after the earlier of the date of the termination in accordance with its terms of the merger agreement and the consummation of the merger.

We currently derive our revenue from two major sources: advertising and marketing services revenue and subscription and premium products revenue.

	Three Months Ended June, 30,		Six Months Ended June, 30,
	2004	2003	2004	2003
Advertising and marketing services	83%	85%	89%	90%
Subscription and premium products	17%	15%	11%	10%

Total Revenue	100%	100%	100%	100%

We derive advertising and marketing services revenue principally from sponsorship opportunities that enable advertisers to associate their corporate messages with our coverage of major sports and marquee events, games and contests. We attempt to leverage our relationship with CBS to sell advertising associated with events broadcast on CBS and to participate in joint sales efforts with CBS. During the three months ended June 30, 2004 and 2003, revenue generated through our joint sales efforts with CBS comprised approximately 8% and 3%, respectively, of our total advertising sales. Our advertising revenue also includes short-term advertising contracts for the display of banners or other media type for a fee on a per impression basis or for a fixed fee based on a minimum number of impressions. We also provide other types of advertising and marketing services such as wireless alerts, product exclusive emails and names captured from targeted advertising offers. Due to innovations in the industry as well as the increased use of broadband technology in personal computers, new types of advertising are constantly being developed and sold. We also derive advertising and marketing services revenue from the sale of advertising on Web sites that we operate such as NFL.com, PGATOUR.com and NCAAsports.com, as well as from our promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. We recognize advertising and marketing services revenue in the period in which the advertisement is displayed or services rendered, provided that no significant obligations remain and that collection of the resulting receivable is probable. Our obligations typically include guarantees of a minimum number of “impressions,” or times that advertisements appear in page views downloaded by users, or may include a length of time the sponsorship is displayed. We typically invoice our advertising clients on a monthly basis for our services; however, in some cases payment is received prior to the service being provided and is recorded as deferred revenue on our balance sheets.

Most of our subscription and premium services revenue is derived from Web site users’ participation in fantasy sports. Fantasy sports entail participants creating fictitious teams comprised of actual professional athletes and competing against other teams where results are based on the statistical performances of the respective professional athletes in actual games. Fantasy sports enthusiasts can participate in our leagues we administer, for which the participant pays a fee as a single game user, or form their own leagues with customized rules, live scoring and reporting for which the customer pays a fee for the league. The primary sports responsible for our fantasy revenue are football and baseball, with some contribution from basketball and hockey. We charge our fantasy customers through their credit card at the time they sign-up for our service, and we recognize this revenue ratably over the relevant sports season or life of the game or contest period. Accordingly, amounts received for which services have not yet been provided are recorded as deferred revenue on our balance sheets.

A major point of emphasis in our strategy has been to establish strategic relationships with key entities in the sports industry to increase consumer awareness of the SportsLine brand and increase advertising and sponsorship sales opportunities. This has represented both our greatest opportunity and our greatest challenge.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Our accounting policies are more fully described in Note 2 of the Condensed Consolidated Financial Statements. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our advertising clients to make required payments. In establishing the appropriate provisions for receivable balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a client’s credit quality, the age of the receivable and the client’s history of payments to us. Once we consider these factors, a determination is made as to the probability of default and an appropriate provision is made, if necessary. In addition to these individual assessments, we also maintain a reserve of between five to ten percent of past due receivables, not including those from strategic partners such as CBS or the NFL to which there are payables as well. Our level of reserves for our accounts receivable fluctuates depending upon all the factors mentioned above. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We review our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If our analysis indicates a possible impairment exists based on undiscounted future cash flows, we are required to measure impairment based on the then estimated fair value of the assets determined either by third party appraisal or projected discounted future cash flows.

•	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are required at least annually to test for impairment of goodwill. We have established October 1 as our annual testing date. Management believes its estimates and judgments have been reasonable in determining whether our goodwill has been impaired. We tested for impairment of our goodwill as of October 1, 2003 and found there was no impairment. If, however, there were a material change in the conditions or circumstances influencing the fair value of our goodwill, we could be required to recognize an impairment charge. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill of $16.2 million as of June 30, 2004.

•	SFAS No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to use the intrinsic value based method.

•	Advertising and marketing services revenue encompass advertising and sponsorship sales as well as revenue from our direct marketing services and promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on our own Web sites as well as on Web sites we operate for others. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that we have no significant obligations remaining and collection of the resulting receivable is probable. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which we adopted effective for agreements entered into subsequent to June 30, 2003, when we enter into arrangements representing sponsorships or advertising agreements with multiple products and services and are unable to objectively determine the fair value of one or more elements, we recognize the advertising revenue on a straight-line basis over the term of the sponsorship or agreement. Our obligations typically include guarantees of a minimum number of “impressions,” or times that an advertisement is viewed by users of our Web sites, or may include a length of time the sponsorship is displayed.

Results of Operations (amounts in thousands except share and per share data)

Revenue

	Three Months Ended June, 30,			Six Months Ended June, 30,
(Dollars in thousands)	2004	2003	Change	2004	2003	Change
Revenue
Advertising and marketing services	$8,746	$7,527	$1,219	$20,413	$18,795	$1,618
Subscription and premium products	1,839	1,317	522	2,522	2,059	463

Total Revenue	$10,585	$8,844	$1,741	$22,935	$20,854	$2,081

Advertising and marketing services revenue increased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily due to increased sales to both new and repeat advertisers. Some factors in the increased revenue include the Super Bowl being broadcast on CBS in January 2004 and the NCAA agreement being in effect a full year.

Subscription and premium products revenue increased in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily because of increased subscription revenue received for fantasy baseball as compared to last year due to approximately 15% increase in paid leagues and owners, along with revenue generated from our agreement with Amazon.com which was not in effect in during the first half of 2003.

As of June 30, 2004 and December 31, 2003, we had deferred revenue of $10,645 and $2,221, respectively, relating to cash and receivables for which services had not yet been provided, including $1,573 at June 30, 2004 relating to subscriptions for our fantasy baseball products (which will be recorded as revenue primarily in the third quarter of 2004) and $4,252 related to our fantasy football products (which will be recorded as revenue primarily in the third and fourth quarters of 2004).

Cost of Revenue

	Three Months Ended June, 30,			Six Months Ended June, 30,
(Dollars in thousands)	2004	2003	Change	2004	2003	Change
Cost of revenue	$4,125	$4,889	$(764)	$8,347	$8,702	$(355)
% of total revenue	39%	55%	(16)%	36%	42%	(6)%

Revenue sharing expense	1,297	2,374	(1,077)	2,727	3,457	(730)
% of total revenue	12%	27%	(15)%	12%	17%	(5)%

The decrease in cost of revenue in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was primarily due to the restructuring of the PGA TOUR agreement. The current agreement allows for the recoupment of costs before we are required to begin sharing revenue with the PGA TOUR, and under the old agreement there was no such recoupment. Offsetting this was increased expense to CBS as a result of higher advertising revenue, streaming costs associated with the production of our NCAA “On Demand” product, and costs related to the Amazon.com agreement.

Operating Expenses

Sales and Marketing — Equity Consideration to Viacom for Promotion

	Three Months Ended June, 30,			Six Months Ended June, 30,
(Dollars in thousands)	2004	2003	Change	2004	2003	Change
Equity consideration to Viacom for promotion	$5,572	$5,572	$—	$11,143	$11,143	$—
% of total revenue	53%	63%	(10)%	49%	53%	3%

Pursuant to our promotion and licensing agreement with CBS, we expensed $5,572 in each of the three months ended June 30, 2004 and 2003 and $11,143 for each of the six months ended June 30, 2004 and 2003 related to common stock and warrants to purchase common stock previously issued to CBS.

Sales and Marketing — Other

	Three Months Ended June, 30,			Six Months Ended June, 30,
(Dollars in thousands)	2004	2003	Change	2004	2003	Change
Sales and marketing – other	$4,193	$4,858	$(665)	$9,028	$10,385	$(1,357)
% of total revenue	40%	55%	(15)%	39%	50%	(11)%

The decrease in sales and marketing – other expense in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily relates to the restructuring of the PGATOUR agreement and the termination of the AOL agreement. Both of those agreements, which were in effect in 2003, required payments for licensing rights and promotion. The current PGATOUR agreement does not require this. These savings were partially offset by increased sales commissions paid because of higher advertising revenue.

General and Administrative

	Three Months Ended June, 30,			Six Months Ended June, 30,
(Dollars in thousands)	2004	2003	Change	2004	2003	Change
General and administrative	$5,672	$5,090	$582	$11,327	$10,451	$876
% of total revenue	54%	58%	(4)%	49%	50%	(1)%

The increase in general and administrative expense in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was attributable primarily to increased consulting expense related to compliance with the Sarbanes-Oxley Act of 2002 and higher legal expense related to litigation. Additionally, in June 2003 there was a $400 credit related to the recovery of a previously written off bad debt.

Depreciation and Amortization.

	Three Months Ended June, 30,			Six Months Ended June, 30,
(Dollars in thousands)	2004	2003	Change	2004	2003	Change
Depreciation and amortization	$798	$1,186	$(388)	$1,528	$2,567	$(1,039)
% of total revenue	8%	13%	(5)%	7%	12%	(5)%

In the third quarter of 2003, we wrote off the remaining balance of certain e-commerce assets and ceased amortizing the cost related to these assets. This resulted in a decrease in depreciation and amortization expense in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. Depreciation and amortization expense also decreased as a result of reduced expense associated with software and equipment deprecation due to fewer purchases and old equipment becoming fully depreciated.

Interest Expense. Interest expense was $301 and $237 in the three months ended June 30, 2004 and 2003, respectively. Interest expense was $529 and $483 in the six months ended June 30, 2004 and 2003, respectively. Interest expense is related to our outstanding Convertible Subordinated Notes due in 2006.

Interest and Other Income, Net. Interest and other income, net was $108 and $135 in the three months ended June 30, 2004 and 2003, respectively. Interest and other income, net was $564 and $252 in the six months ended June 30, 2004 and 2003, respectively. The increase in other income for the six months ended June 30, 2004 compared to June 30, 2003 was primarily attributable to the recovery in March 2004 of amounts earned under an agreement for which revenue had not been recognized due to the uncertainty of collection.

Discontinued operations. In the second and third quarters of 2003, we sold our gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. These discontinued operations had a loss of $156 and $210 for the three and six months ended June 30, 2003, respectively.

Liquidity and Capital Resources

As of June 30, 2004, our primary source of liquidity consisted of $26.6 million in cash and marketable securities comprised of $8.5 million in cash and cash equivalents, $10.7 million in current marketable securities, which mature at various dates from July 2004 to June 2005, and $7.4 million in non-current marketable securities, which have an average maturity of between twelve and eighteen months. Our principal sources of funds have been and are expected to be operating revenues, cash on hand and marketable securities. Our principal uses of funds have been and are expected to be the payment of operating expenses, including payments in connection with our agreements with CBS and the NFL, severance payments to terminated employees and interest payments. We estimate that capital expenditures for the remainder of 2004 will be approximately $1.0 million. We expect that our operating revenues and cash and marketable securities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. If our anticipated level of revenue growth is not achieved because, for example, of decreased advertising spending in response to weak economic conditions or changes in consumer acceptance and other variables related to our subscription products, our current sources of funds may be insufficient to meet our cash requirements. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to sell additional equity, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders. Additional financing, if required, may not be available to us in amounts or on terms acceptable to us.

At June 30, 2004 and December 31, 2003, deferred advertising and content costs related to our CBS agreement totaled approximately $5.7 million and $6.9 million, respectively. These costs represent the value of the common stock warrants issued in 1999 in exchange for an extension of the agreement. Accrued liabilities totaled $4.7 million and $9.1 million as of June 30, 2004 and December 31, 2003, respectively. Long-term liabilities, excluding the outstanding balance of our Convertible Subordinated Notes, at June 30, 2004 were $22.4 million compared to $15.8 million at December 31, 2003, an increase of $6.6 million, mainly due to the deferral in April 2003 of a portion of our obligation to CBS pursuant to the amended CBS agreement. See Note 5 of the Condensed Consolidated Financial Statements for further information.

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003
Operating activities	$(770)	$(6,136)
Investing activities	6,760	9,128
Financing activities	54	(443)

Net cash used in operating activities was $0.8 million and $6.1 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in net cash used in operating activities in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 reflects the decrease in our net loss and the increase in our deferred revenue due to fantasy games collections, partially offset by the decrease in our non-cash expenses and the decrease in our accrued liabilities. The principal uses of cash in operating activities for all periods were to fund our net losses from operations, partially offset by non-cash expenses such as equity consideration to Viacom for promotion, depreciation and amortization and other non-cash charges.

Net cash provided by investing activities was $6.8 million and $9.1 million in the six months ended June 30, 2004 and 2003, respectively. Investing activities in the six months ended June 30, 2004 and 2003 consisted primarily of sales of marketable securities, partially offset by purchases of property and equipment. Additionally, in the six months ended June 30, 2003 there were proceeds of approximately $1.5 million related to the sale of one of our discontinued operations.

Net cash provided by financing activities was immaterial for the six months ended June 30, 2004 and net cash used in financing activities was $0.4 million for the six months ended June 30, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 28, 2003, SportsTicker Enterprises, L.P., a vendor of electronic sports data, filed a lawsuit against SportsLine.com in New York State Supreme Court, alleging that we improperly terminated our subscription agreement with SportsTicker. In July 2004, we reached a settlement of this matter with SportsTicker and a stipulation of discontinuance was filed with the court on July 13, 2004.

In October 2003, SportsLine.com, our chief executive officer and our former chief financial officer were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of Florida alleging violations of the Securities Exchange Act of 1934, as amended. On November 20, 2003, the Court consolidated the lawsuits into a single action entitled In re SportsLine.com Securities Litigation, Master File No. 03-61849-CIV-MIDDLEBROOKS, and subsequently appointed lead plaintiffs and lead plaintiffs’ counsel. On July 19, 2004, the United States District Court for the Southern District of Florida dismissed with prejudice the consolidated shareholder securities class action lawsuit.

In December 2003, a derivative lawsuit was filed by a purported shareholder on behalf of SportsLine.com in the United States District Court for the Southern District of Florida against our chief executive officer, our former chief financial officer and each member of our Board of Directors as of September 25, 2003. In April 2004, the plaintiff filed an amended derivative complaint against the same individuals. The plaintiff alleges violations of Section 304 of the Sarbanes-Oxley Act of 2002 and breaches of fiduciary duty arising out of the payment of incentive compensation by certain of the named defendants and breaches of fiduciary duties and claims for contribution and indemnification against all the named defendants. On August 9, 2004, the court granted the plaintiffs leave to further amend the complaint, and the complaint was so amended, to include claims (derivatively and on behalf of a putative class of shareholders) relating to an alleged breach of fiduciary duty in connection with the acquisition proposal made by Viacom as announced on July 1, 2004 and that the proposed price of $1.50 per share was inadequate. We believe these claims to be without merit and are currently evaluating our legal options with respect to such lawsuit. In December 2003, in response to a purported shareholders’ demand that we file a derivative law suit against certain of our officers, our board of directors formed a special committee to investigate the allegations of such demand and recommend appropriate action to the Board. The special committee has also been delegated authority to evaluate the allegations of the derivative shareholder lawsuit and to determine whether such suit is in the best interests of the company. The special committee has not yet reported the results of its investigation to the full board of directors.

In April 2004, the Supreme Court of the State of New York granted Broadview International LLC’s motion for summary judgment in a lawsuit previously brought by Broadview seeking compensation from our wholly owned subsidiary Commissioner.com, Inc. (as successor-in-interest to DWWC) for financial advisory services rendered to DWWC in connection with our acquisition of it. In May 2004, a judgment was issued to Broadview in the amount of $662,580. The Agreement and Plan of Merger pursuant to which we acquired DWWC requires the former DWWC shareholders to indemnify us with respect to any losses arising from this lawsuit. To date, these individuals have indemnified us for our legal costs, and we intend to seek indemnification from them for the full amount of any final judgment rendered against Commissioner.com.

On or about July 1, 2004, six putative class action lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County and one putative class action lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida purportedly on behalf of our stockholders. The six lawsuits in Delaware were consolidated on July 13, 2004. All of these lawsuits name us, our directors and Viacom as defendants and allege, among other things, a breach of fiduciary duty in connection with the acquisition proposal made by Viacom as announced on July 1, 2004 and that the proposed price of $1.50 per share was inadequate. During the negotiations regarding the merger agreement, counsel for Viacom and us discussed with counsel for the plaintiffs a settlement of these lawsuits. Following these discussions, on July 30, 2004, counsel for the defendants entered into a memorandum of understanding with counsel for the plaintiffs in these lawsuits. The memorandum of understanding contemplates the proposed settlement of these lawsuits. The settlement is subject to, among other things, completion of appropriate discovery, definitive documentation relating to the settlement, court approval and consummation of the merger.

We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In June 2004, pursuant to the terms of the NFL agreement, we issued to the NFL 2,564,103 shares of common stock that had a fair market value of $2,667,000, in consideration of the rights granted to us under the NFL Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 Annual Meeting of Stockholders on June 22, 2004. There were 42,763,853 shares of Common Stock entitled to vote at the meeting and a total of 39,027,488 shares were represented at the meeting in person or by proxy. Following are descriptions of the matters voted on and the results of such meeting:

Election of Directors

	Total Vote For Each Director	Total Votes Withheld

Michael Levy	38,852,092	175,396

Sherrill Hudson	38,850,436	177,052

Andrew Nibley	38,897,287	130,201

ITEM 5. OTHER INFORMATION

None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004, filed herewith.

(b) Reports on Form 8-K

On April 1, 2004, we filed a Current Report on Form 8-K attaching as an exhibit a press release announcing the appointment of Peter Glusker to its board of directors to fill the vacancy created by the resignation of Russell Pillar.

On April 27, 2004, we furnished (but did not file) a Current Report on Form 8-K attaching as an exhibit a press release announcing our financial results for the quarter ended March 31, 2004.

On June 2, 2004 we filed a Current Report on Form 8-K to announce that pursuant to the agreement dated July 6, 2001, the Company issued to NFL Enterprises, Inc., 2,564,103 shares of common stock that have a fair market value of $2,667,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	SPORTSLINE.COM, INC.
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