Form 10-K/A
period 2003-12-31
SPORTSLINE COM INC
filed 2004-11-08
CIK 945688

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2004 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 29, 2004, are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) for SportsLine.com, Inc. (“SportsLine” or the “Company”) for the year ended December 31, 2003, is being filed to amend the Company’s Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2004.

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

We have established a number of important strategic relationships to increase awareness of the SportsLine.com brand, build traffic to our Web sites and develop proprietary programming. Our most important strategic relationships are with CBS Broadcasting Inc., the National Football League, the National Collegiate Athletic Association, The PGA TOUR and Westwood One. See “— Strategic Relationships” for a summary of each of these arrangements.

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

		Year Ended December 31,
		(unaudited)
	2003	2002	U.S. 2001	Sports.com 2001	Total 2001	U.S. 2000	Sports.com 2000	Total 2000	U.S. 1999	Sports.com 1999	Total 1999
	(In thousands except for share and per share data)
Statement of Operations Data:
Revenue	$57,668	$54,133	$51,076	$4,484	$55,560	$80,733	$8,429	$89,162	$58,284	$1,994	$60,278
Cost of revenue	22,174	22,130	21,978	8,902	30,880	26,441	12,931	39,372	31,536	2,542	34,078

Gross profit (loss)	35,494	32,003	29,098	(4,418)	24,680	54,292	(4,502)	49,790	26,748	(548)	26,200
OPERATING EXPENSES:
Sales and marketing:
Consideration to Viacom for promotion	22,286	24,036	20,288	—	20,288	20,288	—	20,288	15,347	—	15,347
Other	21,358	26,381	37,012	6,199	43,211	36,378	13,719	50,097	34,463	1,989	36,452
General and administrative	20,728	25,232	30,842	6,222	37,064	28,078	10,365	38,443	18,893	2,757	21,650
Depreciation and amortization	4,385	8,813	22,093	1,664	23,757	17,945	2,341	20,286	9,462	997	10,459
Employee termination and restructuring charges	2,010	2,499	985	—	985	—	—	—	—	—	—
Write-down of goodwill	—	—	17,000	—	17,000	—	—	—	—	—	—
Write-down of e-commerce assets	2,800	—	—	—	—	—	—	—	—	—	—

Total operating expenses	73,567	86,961	128,220	14,085	142,305	102,689	26,425	129,114	78,165	5,743	83,908

Loss from operations	(38,073)	(54,958)	(99,122)	(18,503)	(117,625)	(48,397)	(30,927)	(79,324)	(51,417)	(6,291)	(57,708)
Interest expense	(952)	(929)	(1,064)	(9)	(1,073)	(1,081)	(3)	(1,084)	(4,392)	—	(4,392)
Interest and other income, net	786	888	3,089	371	3,460	10,131	2,772	12,903	8,783	193	8,976
Loss on equity investments	—	—	(28)	—	(28)	(127,653)	—	(127,653)	—	—	—
Gain on termination of agreements	—	—	2,051	—	2,051	78,766	—	78,766	—	—	—
Gain on sale of e-commerce subsidiaries	—	—	—	—	—	7,814	—	7,814	—	—	—
Gain on extinguishment of debt	—	—	2,404	—	2,404	—	—	—	36,027	—	36,027
Effect of deconsolidation	—	—	41,739	—	41,739	—	—	—	—	—	—
Tax benefit	—	720	—	—	—	—	—	—	—	—	—

Loss before discontinued operations	(38,239)	(54,279)	(50,931)	(18,141)	(69,072)	(80,420)	(28,158)	(108,578)	(10,999)	(6,098)	(17,097)
Income (loss) from discontinued operations	(138)	2,951	(1,749)	—	(1,749)	2,510	—	2,510	—	—	—
Loss from sale of discontinued operations	(192)	—	—	—	—	—	—	—	—	—	—

Net loss	$(38,569)	$(51,328)	$(52,680)	$(18,141)	$(70,821)	$(77,910)	$(28,158)	$(106,068)	$(10,999)	$(6,098)	$(17,097)

Loss per share — basic and Diluted	$(0.93)	$(1.45)			$(2.65)			$(4.04)			$(0.68)

Weighted average common and common equivalent shares outstanding — basic and diluted	41,377,109	35,420,696			26,719,463			26,245,946			23,018,224

[1]	Results of Sports.com are consolidated from August 1999 through July 2001 only. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.”

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and marketable securities	$28,562	$37,625	$46,035	$125,765	$120,973
Working capital	15,909	20,454	43,280	127,119	97,229
Total assets	75,600	92,123	113,319	258,171	271,461
Long-term obligations, net of current maturities	32,493	23,561	20,546	19,608	19,608
Total shareholders’ equity	23,599	54,170	79,356	139,097	224,656

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In July 2001, we entered into a multi-year agreement with CBS, AOL and the NFL. Pursuant to the terms of the agreement, we are responsible for the production and hosting of the NFL’s Internet sites, including NFL.com, superbowl.com, nfleurope.com and playfootball.com. We are entitled to recoup the costs of such production and hosting pursuant to an agreed-upon budget, from the first dollars of revenue generated from such sites, after the payment of certain sales commissions, including but not limited to, advertising and sponsorship sales, e-commerce revenues and direct marketing and, to a limited extent, from the exploitation of certain emerging media rights. We are responsible for a portion of the rights fee payments required to be made to the NFL under the NFL agreement, with our share of the required cash payments aggregating $24.1 million over the five-year term of the NFL agreement as follows: $9.6 million has been paid as of December 31, 2003 and $1.5 million is owed for the third year; $6.0 million for fourth year; and $7.0 million for the fifth year. In addition, we issued to the NFL 350,000 shares of common stock upon effectiveness of the NFL agreement; issued to the NFL an additional 1,049,869 shares of common stock valued at $1.3 million in May 2003, and are obligated to pay an additional $2.7 million in cash or common stock, at our option, in May 2004. After the payment of certain sales commissions and our recoupment of our production and hosting expenses, we are entitled to a graduated share of gross revenues, as defined in the agreement, in an amount aggregating approximately 50% of the first $140 million of gross revenues generated during the term of the NFL agreement. In addition, we may be entitled to receive 20% of certain additional gross revenues in excess of such amount. The NFL has the unilateral right to terminate the NFL agreement after the 2003–2004 NFL Season, which may be exercised on or before April 30, 2004.

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

Advertising and marketing services revenue for 2003, 2002 and 2001 accounted for approximately 72%, 78% and 85%, respectively, of total revenue. Advertising and marketing services decreased in 2003 from 2002 primarily due to management’s decision to limit barter revenue. While we may enter into barter arrangements from time to time, we do not expect to recognize barter advertising revenue, nor the offsetting marketing expense, in future periods. Excluding barter revenue of $5,138 from 2002, advertising and marketing services revenue increased 13% in 2003, mainly due to increased revenue derived from NFL.com and the NCAA Division I Men’s Basketball Championship. Revenue from advertisers on NFL.com increased approximately $1,000 in 2003 compared to 2002. Revenue generated from advertising sales related to the 2003 NCAA Division I Men’s Basketball Championship on NCAASports.com totaled approximately $2,800 while we did not produce nor host NCAASports.com in 2002. The decrease in advertising and marketing services revenue in 2002 from 2001 was also due to management’s decision to limit barter revenue, reducing it by $4,083. Excluding barter revenue of $9,221 from 2001, advertising and marketing services revenue increased 18%, mainly due to increased revenue derived from NFL.com as a result of the agreement being in effect for a full year in 2002 for the first time.

Subscription and premium products revenue increased in 2003 from 2002 due to the continued growth of our fantasy products. There were more than 100,000 paid fantasy leagues, representing more than 1.1 million teams that were formed in our fee-based football, baseball, basketball and hockey fantasy games in 2003. The number of leagues increased approximately 25% over total paid leagues in 2002. Subscription and premium products revenue increased in 2002 from 2001 because of the successful conversion from primarily free fantasy sports products to fee-based fantasy products. Revenue related to fantasy sports products increased by $10,200 in 2002 compared to 2001. More than 80,000 paid fantasy leagues representing about one million teams were formed in our fee-based baseball, football, basketball and hockey fantasy games in 2002. The increase in fantasy revenue from 2002 to 2001 was offset by decreases in sales of other products such as our membership rewards program of $518.

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

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
Cost of revenue - CBS revenue sharing expense	$5,006	$3,877	$1,129	$3,877	$3,536	$341
% of total revenue	9%	7%	2%	7%	6%	1%
Cost of revenue - other	$17,168	$18,253	$(1,085)	$18,253	$27,344	$(9,091)
% of total revenue	30%	34%	(4%)	34%	49%	(15%)
Total cost of revenue	$22,174	$22,130	$44	$22,130	$30,880	$(8,750)
% of total revenue	39%	41%	(2%)	41%	56%	(15%)

The increase in cost of revenue in 2003 from 2002 was primarily due to higher revenue share payments of approximately $1,000 to the NFL for fantasy football revenue, increased revenue share payments of $1,129 to CBS as a result of higher cash advertising revenue, and higher expenses of approximately $350 related to cash prizes and credit card fees due to increased fantasy participation. These increases were partially offset by decreased telecommunications expenses of $1,241 related to the support and delivery of our services due to lower negotiated rates charged by carriers. Merchandise costs were also lower by $370 due to the agreement we entered into in mid-2002 with GSI Commerce, Inc. under which GSI was named the exclusive operator of our online store, marketed under the MVP.com brand name. Under our previous e-commerce agreement, we had to incur some cost of goods sold that are not incurred under the current GSI agreement. The decrease in cost of revenue in 2002 from 2001 is primarily due to the deconsolidation of Sports.com on July 17, 2001. Sports.com accounted for $8,902, or 29%, of cost of revenue in 2001. Costs related to revenue sharing increased in 2002 from 2001 by $2,682, primarily due to increased expenses related to increased fantasy football revenue. These increased costs were partially offset by reductions in telecommunications expense of $764 and payroll expense of $715 in 2002 compared to 2001.

Operating Expenses

Sales and Marketing — Consideration to Viacom for Promotion. Consideration to Viacom for promotion consists of the expense for our agreements with two Viacom-related entities pursuant to which we have issued equity instruments or became obligated to issue equity and/or make cash payments in the future in exchange for advertising and promotion received in the applicable period.

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
Consideration to Viacom for promotion	$22,286	$24,036	$(1,750)	$24,036	$20,288	$3,748
% of total revenue	39%	44%	(5%)	44%	37%	7%

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

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
Sales and marketing – other	$21,358	$26,381	$(5,023)	$26,381	$43,211	$(16,830)
% of total revenue	37%	49%	(12%)	49%	78%	(29%)
Barter expense	$—	$5,138	$(5,138)	$5,138	$9,221	(4,083)
% of total revenue	0%	9%	(9%)	9%	17%	(8%)
Cash payments made to CBS and affiliates	$425	$367	$58	$367	$2,227	(1,860)
% of total revenue	1%	1%	0%	1%	4%	(3%)

The decrease in sales and marketing – other expense in 2003 from 2002 primarily relates to the absence of barter expense resulting from our not recording any barter revenue and its corresponding expense. This resulted in a decrease in expense of $5,138 in 2003 compared to 2002. This was offset by increased advertising expense of $621 related primarily to the promotion of our fantasy football products and increased sales commissions of $468 paid because of higher cash advertising revenue. The decrease in sales and marketing – other expense from 2001 to 2002 was due to the deconsolidation of Sports.com, which resulted in a decrease of $6,199, along with decreased advertising and payroll as a result of our cost restructuring programs. Additionally, the replacement of our previous agreement with AOL at a lower cost in July 2001, contributed to the decrease in 2002 compared to 2001. The total decrease in expense from the payroll and advertising expense was $7,331. Barter transactions accounted for approximately 19% of sales and marketing – other expense in 2002 and 21% in 2001. Included in sales and marketing – other expense are cash payments made to CBS and certain affiliates of CBS, respectively, for television, radio and outdoor advertising during those periods.

General and Administrative. General and administrative expense consists of salary and related costs for executive, finance and accounting, technical and customer support, human resources and administrative functions, as well as rent and occupancy expenses and professional service fees.

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
General and administrative	$20,728	$25,232	$(4,504)	$25,232	$37,064	$(11,832)
% of total revenue	36%	47%	(11%)	47%	67%	(20%)

The decrease in general and administrative expense in 2003 from 2002 was attributable primarily to reduced payroll expense, of $1,074, as a result of our cost restructuring program and decreased stock based compensation expense of $1,064. Additionally, we reduced bad debt expense by $1,035 in 2003 due to a recovery of a previously written off receivable as well as an adjustment made to the allowance for doubtful accounts (bad debt) resulting from fewer write-offs than in previous years and a higher number of repeat clients. The decrease in general and administrative expense from 2001 to 2002 was mainly due to the deconsolidation of Sports.com, which accounted for 17% or $6,222 of general and administrative expense in 2001, and decreases in payroll and consulting expenses of $2,950 due to our cost restructuring program.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment, amortization of costs associated with consulting agreements and amortization of licensing rights and intangible assets.

(Dollars in thousands)	Year Ended December 31,			Year Ended December 31,
	2003	2002	Change	2002	2001	Change
Depreciation and amortization	$4,385	$8,813	$(4,428)	$8,813	$23,757	$(14,944)
% of total revenue	8%	16%	(8%)	16%	43%	(27%)

The decrease in depreciation and amortization expense in 2003 from 2002 was due primarily to the expiration of certain consulting agreements and the full amortization of the related equity issuances resulting in lower expense of $1,477. Software and equipment depreciation was lower by $2,549 due to fewer recent purchases and equipment becoming fully depreciated. The decrease in depreciation and amortization expense in 2002 compared to 2001 was due primarily to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002. Goodwill is no longer subject to amortization, but instead will be reviewed for impairment and, if deemed necessary, written down and charged to results of operations. Goodwill amortization was $7,841 for the year ended December 31, 2001. Additionally, the warrants and shares associated with the 1998 AOL agreement became fully amortized in July 2001 resulting in savings of $1,682. Furthermore, depreciation and amortization expense related to fixed assets decreased by $2,076 due to decreased purchases in 2002 compared to 2001 combined with certain older equipment becoming fully depreciated.

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

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands except for share and per share data)
Revenue	$12,010	$8,844	$14,032	$22,782
Cost of revenue	3,813	4,889	5,587	7,885

Gross profit	8,197	3,955	8,445	14,897

Operating Expenses:
Sales and marketing:
Equity consideration to Viacom for promotion	5,571	5,572	5,571	5,572
Other	5,527	4,858	5,960	5,013
General and administrative	5,361	5,090	5,152	5,125
Depreciation and amortization	1,381	1,186	1,040	778
Write-down of e-commerce assets	—	—	2,800	—
Employee termination and restructuring charges	—	—	—	2,010

Total operating expenses	17,840	16,706	20,523	18,498

Loss from operations	(9,643)	(12,751)	(12,078)	(3,601)
Interest expense	(246)	(237)	(227)	(242)
Interest and other income, net	117	135	186	348

Loss from continuing operations	(9,772)	(12,853)	(12,119)	(3,495)
Income (loss) from discontinued operations	(54)	(156)	(25)	97
Income (loss) from sale of discontinued operations	—	(285)	—	93

Net loss	$(9,826)	$(13,294)	$(12,144)	$(3,305)

Loss per share — basic and diluted	$(0.26)	$(0.31)	$(0.28)	$(0.08)

Weighted average common and common equivalent shares outstanding — basic and diluted	37,177,311	42,663,085	43,502,652	42,086,632

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands except for share and per share data)
Revenue	$13,968	$8,892	$13,369	$17,904
Cost of revenue	4,445	4,772	6,178	6,735

Gross profit	9,523	4,120	7,191	11,169

Operating Expenses:
Sales and marketing:
Equity consideration to Viacom for promotion	6,321	6,322	5,821	5,571
Other	8,042	6,504	5,843	5,993
General and administrative	7,153	6,254	6,259	5,566
Depreciation and amortization	2,355	2,105	2,509	1,844
Restructuring charges	—	1,398	1,101	—

Total operating expenses	23,871	22,583	21,533	18,974

Loss from operations	(14,348)	(18,463)	(14,342)	(7,805)
Interest expense	(229)	(227)	(228)	(245)
Interest and other income, net	210	185	177	316
Tax benefit	—	—	720	—

Loss from continuing operations	(14,367)	(18,505)	(13,673)	(7,734)
Income (loss) from discontinued operations	1,522	1,466	1,384	(1,421)

Net loss	$(12,845)	$(17,039)	$(12,289)	$(9,155)

Loss per share — basic and diluted	$(0.38)	$(0.50)	$(0.34)	$(0.25)

Weighted average common and common equivalent shares outstanding — basic and diluted	34,192,103	34,149,729	36,028,554	37,024,527

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

We have a strategic alliance with CBS. As of December 31, 2003, CBS and its affiliates beneficially owned approximately 40% of our outstanding common stock. See “Business — Strategic Relationships — CBS,” “Business — Strategic Relationships — NFL,” “Business — Strategic Relationships — NCAA,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We have entered into various licensing, royalty and consulting agreements with content providers, vendors, athletes and sports organizations, including, among others, the NFL and the PGA TOUR, which agreements provide for consideration in various forms, including issuance of shares of our common stock and/or warrants to purchase shares of our common stock and payment of royalties, bounties and certain other guaranteed amounts. Additionally, some of these agreements provide for a specified percentage of advertising and merchandising revenue to be paid to the athlete or organization from whose Web site the revenue is derived. As of December 31, 2003, the minimum guaranteed payments we were required to make under such agreements totaled $22.7 million, of which $2.7 million is payable in stock at prevailing market prices in lieu of cash at our option. See “—Liquidity and Capital Resources.” Also, we recorded non-cash expense of approximately $22.0 million in each of the years ended December 31, 2003 and 2002, related to our agreement with CBS and will record an additional $67.0 million of non-cash expense over the remaining term of our agreement with CBS.

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

As of December 31, 2003, CBS and its affiliates beneficially owned approximately 40% of our outstanding common stock and pursuant to the terms of our agreement with CBS, as amended in March 2003, we will issue additional shares of common stock to CBS on July 1, 2004 which will potentially bring their ownership interest to approximately 49.9% of our outstanding stock or higher depending on certain factors. See “— Liquidity and Capital Resources” for a further discussion of the payment terms of our agreement with CBS. Messrs. Sean

McManus and Russell Pillar, members of our board of directors, are also employees of CBS and Viacom Inc., the parent company of CBS, respectively. As a result of CBS’s ownership stake, CBS may be able to significantly influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, pursuant to our agreement with CBS, upon a change of control we may be required to accelerate the issuance of shares of common stock that are otherwise scheduled to be issued over the term of our agreement. Such concentration of ownership and the provision for the acceleration of future stock issuances may have the effect of delaying or preventing a change in control of SportsLine. In addition, sales of significant amounts of shares held by CBS, or the prospect of these sales, could adversely affect the market price of our common stock.

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

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsLine.com, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, effective July 1, 2003.

/s/ Ernst & Young LLP

Certified Public Accountants

Ft. Lauderdale, Florida

January 30, 2004, except for the 1st paragraph of Note 14, as to which the date is May 31, 2004, the 11th paragraph of Note 12 as to which the date is July 13, 2004, the 12th paragraph of Note 12, as to which the date is July 19, 2004, the 2nd paragraph of Note 14, as to which the date is July 30, 2004, the 3rd paragraph of Note 14, as to which the date is August 1, 2004, and the 13th paragraph of Note 12, as to which the date is August 9, 2004.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,485	$17,383
Marketable securities	16,943	3,866
Accounts receivable, net	11,729	7,912
Due from CBS	2,127	1,782
Prepaid expenses and other current assets	2,133	1,699
Assets held for sale	—	2,204

Total current assets	35,417	34,846
DEFERRED ADVERTISING AND CONTENT	6,857	9,143
PROPERTY AND EQUIPMENT, net	5,563	7,537
NONCURRENT MARKETABLE SECURITIES	9,134	16,376
GOODWILL, net	16,194	16,194
OTHER ASSETS, net	2,435	8,027

	$75,600	$92,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,193	$1,567
Accrued liabilities	9,060	9,129
Due to CBS	7,034	1,507
Deferred revenue	2,221	2,052
Liabilities held for sale	—	137

Total current liabilities	19,508	14,392
LONG-TERM LIABILITIES:
DUE TO CBS	9,600	—
DUE TO NFL	3,379	4,320
OTHER	2,853	2,563
CONVERTIBLE SUBORDINATED NOTES	16,661	16,678

Total liabilities	52,001	37,953

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 42,750,371 and 38,256,024 issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	428	383
Additional paid-in capital	401,284	396,022
Accumulated other comprehensive income	71	23
Deferred compensation costs	(1,914)	(4,557)
Accumulated deficit	(376,270)	(337,701)

Total shareholders’ equity	23,599	54,170

	$75,600	$92,123

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
REVENUE	$57,668	$54,133	$55,560
COST OF REVENUE:
CBS REVENUE SHARING EXPENSE	5,006	3,877	3,536
OTHER	17,168	18,253	27,344

TOTAL COST OF REVENUE	22,174	22,130	30,880
GROSS PROFIT	35,494	32,003	24,680

OPERATING EXPENSES:
Sales and marketing:
Consideration to Viacom for promotion	22,286	24,036	20,288
Other	21,358	26,381	43,211
General and administrative	20,728	25,232	37,064
Depreciation and amortization	4,385	8,813	23,757
Employee termination and restructuring charges	2,010	2,499	985
Write-down of e-commerce assets	2,800	—	—
Write-down of goodwill	—	—	17,000

Total operating expenses	73,567	86,961	142,305

LOSS FROM OPERATIONS	(38,073)	(54,958)	(117,625)
INTEREST EXPENSE	(952)	(929)	(1,073)
INTEREST AND OTHER INCOME, net	786	888	3,460
LOSS ON EQUITY INVESTMENTS	—	—	(28)
GAIN ON TERMINATION OF ADVERTISING AGREEMENTS	—	—	2,051
GAIN ON EXTINGUISHMENT OF DEBT	—	—	2,404
EFFECT OF DECONSOLIDATION OF SPORTS.COM	—	—	41,739

LOSS FROM CONTINUING OPERATIONS BEFORE TAX BENEFIT	(38,239)	(54,999)	(69,072)
TAX BENEFIT	—	720	—

LOSS FROM CONTINUING OPERATIONS	(38,239)	(54,279)	(69,072)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(138)	2,951	(1,749)
LOSS FROM SALE OF DISCONTINUED OPERATIONS	(192)	—	—

NET LOSS	$(38,569)	$(51,328)	$(70,821)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.92)	$(1.53)	$(2.59)
Income(loss) from discontinued operations	—	0.08	(0.06)
Loss from sale of discontinued operations	(0.01)	—	—

Loss per share — basic and diluted	$(0.93)	$(1.45)	$(2.65)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING — BASIC AND DILUTED	41,377,109	35,420,696	26,719,463

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

(continued on next page)

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,569)	$(51,328)	$(70,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,385	11,106	27,819
Consideration to Viacom for promotion	22,286	24,036	20,288
Amortization of equity agreements	1,373	961	228
Non-cash compensation costs	2,837	3,722	6,231
Bad debt (recovery) expense and other non-cash charges	(663)	466	635
Loss from sale of discontinued operations	192	—	—
Write-down of e-commerce assets	2,800	—	—
Write-down of goodwill	—	2,650	21,600
Loss on equity investments	—	—	28
Gain on termination of agreements	—	—	(2,051)
Effect of deconsolidation	—	—	(41,739)
Gain on extinguishment of debt	—	—	(2,404)
Changes in operating assets and liabilities:
Accounts receivable	(3,039)	(3,426)	(1,051)
Prepaid expenses and other current assets	(170)	192	1,448
Accounts payable	(596)	649	(168)
Accrued liabilities	417	4,698	1,271
Deferred revenue	260	(853)	(2,230)

Net cash used in operating activities	(8,487)	(7,127)	(40,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(24,653)	(16,844)	—
Sales of available-for-sale securities	19,707	2,489	—
Purchases of held-to-maturity securities	(2,273)	(9,936)	(305)
Proceeds from maturity of held-to-maturity securities	1,203	20,081	43,339
Purchases of property and equipment	(1,335)	(1,389)	(5,734)
Sale (purchase) of licensing rights and intangible assets	(250)	155	(6,158)
Cash received from sale of discontinued operations	1,610	—	—
Investment in Sports.com	—	—	(5,000)
Cash effect of Sports.com deconsolidation	—	—	(3,743)
Acquisition of businesses	—	—	(73)
Net decrease (increase) in restricted cash	25	54	(392)

Net cash provided by (used in) investing activities	(5,966)	(5,390)	21,934

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	213	118	366
Repurchase of common stock pursuant to acquisition of DBC Sports	—	—	(12,500)
Repurchase of restricted shares of common stock	(136)	(210)	—
Repurchase of common stock	(522)	(25)	(5,074)
Repurchase of convertible subordinated notes, net of costs	—	—	(500)
Repayment of capital lease obligations	—	—	(6)

Net cash used in financing activities	(445)	(117)	(17,714)

Net decrease in cash and cash equivalents	(14,898)	(12,634)	(36,696)
CASH AND CASH EQUIVALENTS, beginning of period	17,383	30,017	66,713

CASH AND CASH EQUIVALENTS, end of period	$2,485	$17,383	$30,017

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Deferred Advertising and Content Costs

Deferred advertising and content costs relate to unamortized costs of equity instruments issued under the CBS Agreement discussed in Note 9. Shares issued are fully vested and non-forfeitable upon issuance. The asset and related expense are recorded under the guidance of Emerging Issues Task Force (“EITF”) Issue No. 96-18 and EITF Issue No. 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to other than Employees” using the issuance date as the measurement date. Such costs are capitalized as the equity instruments are issued. These costs are then charged to operations on a straight-line basis as we receive promotion and other benefits under the agreement.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Issuance of Equity Instruments in Exchange for Services

In exchange for certain promotional consideration or the rights to produce and host certain web sites, we occasionally issue shares of our common stock to strategic partners as discussed in Note 9. We account for these issuances under the guidance of EITF Issue No. 96-18 and EITF Issue No. 00-18. Such costs are capitalized as the equity instruments are issued. These costs are then charged to operations on a straight-line basis as we receive promotion and other benefits under the respective agreements.

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

Advertising and Marketing Services Revenue

Advertising and marketing services revenue encompass advertising and sponsorship sales as well as our revenue from our direct marketing services and promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on our Web sites as well as the sale of advertising on Web sites operated by us. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising revenue is recognized in the period the advertisement is displayed or services rendered, provided that we have no significant obligations remaining and collection of the resulting receivable is probable. In accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, (see Recent Accounting Pronouncements) when we enter into advertising agreements with multiple products and

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Consideration to Viacom for Promotion

Consideration to Viacom for promotion consists of expense for our agreements with two Viacom-related entities: CBS, for all periods presented and Westwood One, through July 2002, pursuant to which we issued equity instruments or became obligated to issue equity and/or make cash payments in the future in exchange for advertising and promotion received in the applicable period.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Our cash management and investment policies restrict investments to low risk, highly-liquid securities, and we perform periodic evaluations of the credit standing of the financial institutions with which we deal. Accounts receivable from customers outside the United States at December 31, 2003 were not significant. We maintain an allowance for doubtful accounts for accounts which management believes may have become impaired and, to date, losses have not been significant. The allowance for doubtful accounts was $416 and $887 at December 31, 2003 and 2002, respectively, and activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
January 1 balance	$887	$792	$1,765
Provision (recovery) for doubtful accounts	(459)	401	687
Write-offs	(12)	(306)	(1,439)
Sports.com deconsolidation	—	—	(221)

December 31 balance	$416	$887	$792

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to use the intrinsic value method.

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

The respective weighted average fair values and exercise prices for employee stock options granted during 2003, 2002 and 2001 are as follows:

	2003 Grants		2002 Grants		2001 Grants
	Weighted Average		Weighted Average		Weighted Average
	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price
Exercise price < market price	$1.59	$1.41	$1.59	$1.85	$3.65	$2.73
Exercise price = market price	$0.70	$1.03	$0.90	$1.32	$2.01	$2.75
Exercise price > market price	—	—	—	—	$0.69	$1.05

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Our pro forma information follows for the years ended December 31:

	2003	2002	2001
Net loss – as reported	$(38,569)	$(51,328)	$(70,821)
Stock-based compensation expense included in reported net loss	2,176	3,193	6,040
Total stock-based compensation determined under fair value based method for all awards	(6,424)	(10,914)	(19,097)

Pro forma net loss	$(42,817)	$(59,049)	$(83,878)

Loss per share basic and diluted – as reported	$(0.93)	$(1.45)	$(2.65)

Loss per share basic and diluted – pro forma	$(1.03)	$(1.67)	$(3.14)

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

(3)	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The following tables summarize, by major security type, our cash and cash equivalents and marketable securities as of December 31, 2003 and 2002:

	December 31, 2003				December 31, 2002
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$791	—	—	$791	$8,279	—	—	$8,279
Agency securities	1,694	—	—	1,694	9,104	—	—	9,104

Cash and cash equivalents	2,485	—	—	2,485	17,383	—	—	17,383
Available-for-sale:
Corporate notes and bonds	2,973	17	—	2,990	2,599	23	—	2,622
Asset-backed and agency securities	22,028	58	(6)	22,080	11,746	31	(31)	11,746
Held-to-maturity:
Corporate notes and bonds	1,005	2	—	1,007	1,067	—	(14)	1,053
Asset-backed and agency securities	—	—	—	—	4,807	10	—	4,817

Marketable securities	26,006	77	(6)	26,077	20,219	64	(45)	20,238

Total	$28,491	$77	$(6)	$28,562	$37,602	$64	$(45)	$37,621

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(3)	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued):

The following table summarizes contractual maturities of our marketable securities as of December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$16,826	$16,943	$3,863	$3,865
Agency securities with various maturities	9,180	9,134	16,356	16,373

	$26,006	$26,077	$20,219	$20,238

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

Sports.com Limited (“Sports.com”) was formed in May 1999. As of December 31, 2000, SportsLine owned 71% of the common shares of Sports.com. In 2000, we consolidated between 71% and 100% of the losses of Sports.com, which has historically been offset by the allocation of a portion of such losses to third party holders of Sports.com common stock. On July 17, 2001, Sports.com raised approximately $13,000 in equity funding from its existing investors. After giving effect to the funding, our fully diluted ownership stake in Sports.com, including all outstanding warrants and management options, was approximately 30%. As a result of our reduced ownership interest in Sports.com and a reduction in our representation on Sports.com’s board of directors to less than a majority, as of July 17, 2001 we were no longer consolidating the results of Sports.com and accounted for our investment in Sports.com under the equity method of accounting. In accordance with United States generally accepted accounting principles, we recorded the effect of the deconsolidation of the subsidiary as a non-operating credit in the amount of $41,739 in 2001. After July 17, 2001, we no longer recorded any losses generated by Sports.com as our investment had been reduced to zero and we had no future obligation to provide funding to Sports.com. On May 31, 2002, Sports.com was placed into administration, a procedure in the U.K. pursuant to which a court-appointed administrator assumes day-to-day control of a company in order to determine whether a business should be reorganized, sold or liquidated, and in July 2002 our inter-company agreement with Sports.com was terminated at which time Sports.com ceased operations.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(4)	ACQUISITIONS AND DISPOSITIONS (Continued):

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(5)	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY AND PRO FORMA CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

The unaudited pro forma results of operations for the year ended December 31, 2001, assuming the deconsolidation of Sports.com occurred as of January 1, 2001, are as follows:

2001
REVENUE	$51,076
COST OF REVENUE	21,978

GROSS PROFIT	29,098

OPERATING EXPENSES:
Sales and marketing:
Equity consideration to Viacom for promotion	20,288
Other	37,012
General and administrative	30,842
Depreciation and amortization	22,093
Restructuring charge	985
Write-down of goodwill	17,000

Total operating expenses	128,220

LOSS FROM CONTINUING OPERATIONS	(99,122)
INTEREST EXPENSE	(1,064)
INTEREST AND OTHER INCOME, net	3,089
LOSS ON EQUITY INVESTMENTS	(28)
GAIN ON TERMINATION OF AGREEMENTS	2,051
GAIN ON EXTINGUISHMENT OF DEBT	2,404

LOSS BEFORE DISCONTINUED OPERATIONS	(92,670)
LOSS FROM DISCONTINUED OPERATIONS	(1,749)

NET LOSS	$(94,419)

BASIC AND DILUTED LOSS PER SHARE:
Loss before discontinued operations	$(3.47)
Loss from discontinued operations	(0.06)

LOSS PER SHARE — BASIC AND DILUTED	$(3.53)

(6)	DISCONTINUED OPERATIONS:

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(6)	DISCONTINUED OPERATIONS (Continued):

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(9)	SHAREHOLDERS’ EQUITY (Continued):

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(9)	SHAREHOLDERS’ EQUITY (Continued):

In July 2001, we issued to the National Football League 350,000 shares of our common stock valued at $633 pursuant to our agreement with the NFL. In May 2003, we issued to the National Football League 1,049,869 shares of our common stock, valued at $1,333. These payments were to be made for the required amounts in cash or shares of our common stock, at our option. The value of the shares issued was determined using the average market price of the stock for the twenty days preceding the issuance as stipulated in the agreement. The shares were fully vested and non-forfeitable upon issuance.

In July 2002, we issued to AOL 1,945,525 shares of common stock with a value equal to $2,000 pursuant to our agreement with AOL. In September 2003, through mutual agreement, we modified our relationship with AOL by terminating our existing agreement and entering into a new agreement. In connection with the termination of the existing agreement, in October 2003 AOL returned to us 1,703,842 shares of common stock which have been retired and cancelled.

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

Common stock warrants issued in 2003 to non-employees for services rendered primarily under consulting agreements were valued on the date of grant using the Black-Scholes option pricing model. There were no warrants granted in 2002 and 2001. The following is a summary of warrants granted, exercised, canceled and outstanding:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of year	850,000	$28.51	1,157,000	$25.01	2,344,000	$29.24
Granted	140,000	1.83	—	—	—	—
Exercised	—	—	—	—	—	—
Canceled	(14,000)	5.00	(307,000)	15.35	(1,187,000)	32.87

Warrants outstanding, end of year	976,000	$25.02	850,000	$28.51	1,157,000	$25.01

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(10)	WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS (Continued):

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

A summary of the activity relating to our employee stock option plans for the years ended December 31, 2003, 2002 and 2001 is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,913,837	$8.00	3,189,111	$11.01	6,561,569	$18.74
Granted	1,033,500	1.25	1,180,850	1.85	1,094,950	2.63
Exercised	(129,508)	0.90	(16,966)	0.73	(133)	8.00
Canceled	(932,079)	10.11	(439,158)	13.58	(4,467,275)	20.34

Outstanding at end of year	3,885,750	$5.94	3,913,837	$8.00	3,189,111	$11.01

Options exercisable at end of year	2,275,096	$8.71	2,169,264	$10.78	1,227,265	$15.82

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(10)	WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS (Continued):

The following table summarizes information about employee stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
$0.62 to $2.00	1,755,781	7.90	$1.11	544,867	$0.94
2.01 to 5.00	1,062,125	6.00	3.61	737,225	3.77
5.01 to 8.00	351,410	5.40	7.83	307,287	7.85
8.01 to 15.00	300,565	5.40	12.08	277,921	12.07
15.01 to 30.00	248,261	5.40	19.14	240,726	19.19
30.01 to 60.00	167,608	5.20	36.73	167,070	36.74

	3,885,750	6.70	$5.94	2,275,096	$8.71

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

In 2002, we recorded a tax benefit of $720 due to a refund of alternative minimum taxes paid in 2001. The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense is as follows:

	2003	2002	2001
Tax at U.S. statutory rate	(34%)	(34%)	(34%)
State taxes, net of Federal benefit	(4%)	(4%)	(3%)
Non-deductible items	0%	2%	11%
Change in valuation allowance	38%	36%	26%

	0%	0%	0%

(12)	COMMITMENTS AND CONTINGENCIES:

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(12)	COMMITMENTS AND CONTINGENCIES (Continued):

Rent expense amounted to approximately $1,806, $2,046 and $2,875 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments for all operating leases are as follows as of December 31, 2003:

2004	$1,696
2005	1,631
2006	1,680
2007	1,715
2008	1,777
Thereafter	2,035

Total minimum lease payments	$10,534

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(12)	COMMITMENTS AND CONTINGENCIES (Continued):

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(12)	COMMITMENTS AND CONTINGENCIES (Continued):

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

Pursuant to the our promotion and licensing agreement with CBS, we issued equity instruments to CBS and expensed $22,286, $22,286 and $17,288 during 2003, 2002 and 2001, respectively, primarily related to advertising and promotion on CBS. See Note 9. Since April 2003, CBS has owned approximately 40% of our outstanding common stock. Revenue sharing expense to CBS was $5,006, $3,877 and $3,536 for the years ended December 31, 2003, 2002 and 2001, respectively. Revenue from third party advertisers billed to CBS was $5,507, $2,595 and $2,405 for the years ended December 31, 2003, 2002 and 2001, respectively. This revenue does not represent revenue earned for services provided to CBS. In addition, we expensed $0, $1,750 and $3,000 during 2003, 2002 and 2001, respectively, related to shares issued to Westwood One, Inc., a company that may be deemed an affiliate of CBS, in exchange for advertising and promotion, and we incurred television, radio and outdoor advertising expenses related to services provided by CBS and/or certain of its affiliates of $425, $367 and $2,227 in 2003, 2002 and 2001, respectively. We were owed $2,127 and $1,782 from CBS at December 31, 2003 and 2002, respectively. These amounts represent amounts owed to us from third party advertisers that were billed and collected by CBS. Additionally, we owed CBS $16,634 and $1,507 at December 31, 2003 and 2002, respectively. The amount owed at December 31, 2003 consisted of $14,600 due for equity instruments to be issued to CBS and $2,034 owed for revenue share payments. The amount of $1,507 due at December 31, 2002 was owed for revenue share payments.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data) — (Continued)

(14)	SUBSEQUENT EVENTS:

NFL Share Issuance. Pursuant to its agreement with the NFL, the Company issued to the NFL 2,564,103 shares of the Company’s common stock in May 31, 2004. See Note 12.

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

Viacom Merger Agreement. On August 1, 2004, we entered into an agreement with Viacom Inc. to merge with a subsidiary of Viacom Inc. Public stockholders of SportsLine.com will be entitled to receive $1.75 per share in cash upon closing of the transaction. Completion of the merger is subject to customary closing conditions, including approval by SportsLine.com’s shareholders. We expect the merger to be completed by the end of the year; however, we may be unable to obtain approvals or complete the transaction. Three of our executive officers, Michael Levy, Mark J. Mariani and Kenneth W. Sanders, who collectively beneficially own approximately 6.4% of our common stock (including shares issuable upon the exercise of options exercisable within 60 days of August 1, 2004), have entered into voting agreements with Viacom. Pursuant to the voting agreements, each executive granted Viacom a proxy to vote his shares in favor of the adoption of the merger agreement and the related merger and, unless Viacom votes such shares directly pursuant to a proxy, each executive has agreed to vote his shares in favor of adoption of the merger agreement and the related merger. As part of the merger agreement, we also entered into a letter agreement amending our agreement with CBS. The amendment provides for a deferral of the payment to CBS that was due on August 1, 2004 until the date that is ten trading days after the earlier of the date of (i) the termination in accordance with its terms of the Merger Agreement and (ii) the consummation of the merger. Pursuant to an engagement letter entered into with a financial advisory firm, we became obligated to pay $250 upon delivery of a fairness opinion on August 1, 2004 and upon the closing of the transaction we will be obligated to pay the firm approximately $750 less the amount of payments made to date which currently total $75 as well as the $250 amount due.

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

The information required in response to this item is incorporated by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 29, 2004.

Item 11.	Executive Compensation

The information required in response to this item is incorporated by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 29, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required in response to this item is incorporated by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 29, 2004.

Item 13.	Certain Relationships and Related Transactions

The information required in response to this item is incorporated by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 29, 2004.

Item 14.	Principal Accountant Fees and Services

The information required in response to this item is incorporated by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 29, 2004.

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

3.	Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Amendment of Article IV of the Amended and Restated Certificate of Incorporation (3.2)(2)

3.3	Amendment of Article I of the Amended and Restated Certificate of Incorporation (3.3)(3)

3.2	Form of Amended and Restated Bylaws (3.2) (4)

10.1*	Form of Indemnification Agreement between the Company and each of its directors and executive officers (10.2) (4)

10.2*	1995 Stock Option Plan (10.1) (4)

10.3*	1997 Incentive Compensation Plan, as amended (4.1)(5)

10.4*	Employee Stock Purchase Plan, as amended (10.4)(3)

10.5	Agreement dated March 5, 1997 between the Company and CBS Inc. (10.6) (4)

10.6	Amendment to Agreement, effective as of January 1, 1999, between the Company and CBS Broadcasting, Inc. (99.1) (7)

10.7*	Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Michael Levy (10.14)(3)

10.8*	Amended and Restated Employment Agreement, dated as of January 28, 2000, between the Company and Kenneth W. Sanders (10.15)(3)

10.9*	Employment Agreement, dated as of January 28, 2000, between the Company and Mark J. Mariani (10.18)(3)

10.10	First Amendment to License and Consulting Agreement between the Company and Planned Licensing, Inc. dated as of October 16, 1999 (10.19)(3)

10.11*	Amendment to the Employment Agreement of Michael Levy, dated as of June 30, 2000 (10.1)(8)

10.12*	Second Amendment to Amended and Restated Employment Agreement of Michael Levy dated as of August 20, 2001 (10.1)(9)

10.13*	First Amendment to Amended and Restated Employment Agreement of Kenneth Sanders dated as of August 20, 2001 (10.2)(9)

Exhibit	Description

10.14*	First Amendment to Employment Agreement of Mark Mariani dated as of August 20, 2001 (10.5)(9)

10.15*	Employment Agreement of Peter Pezaris dated as of August 20, 2001 (10.6)(9)

10.16++	NFL Interactive Media Rights Agreement among NFL Enterprises, L.P., and America Online, Inc., CBS Broadcasting Inc. and SportsLine.com, Inc. dated as of July 6, 2001 (10.1)(10)

10.17*	Letter agreement, dated as of November 21, 2003, between the Company and Peter Pezaris (11)

21.1	Subsidiaries of the Company (11)

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-62685).

(2)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-78921).

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-K for the year ending December 31, 1999.

(4)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-25259).

(5)	Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-43746).

(6)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending September 30, 1998.

(7)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 8-K (Event of February 10, 1999).

(8)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending June 30, 2000.

(9)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 10-Q for the quarterly period ending September 30, 2001.

(10)	Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Company’s Report on Form 8-K (Event of December 17, 2003).

(11)	Incorporated by reference to the exhibit of the same number filed with the Company’s Report on Form 10-K for the year ending December 31, 2003.

*	Management Contract or Compensatory Plan

++	Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

(b)	Reports on Form 8-K

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

SPORTSLINE.COM, INC.

November 8, 2004	By:	/S/ MICHAEL LEVY
Michael Levy President, Chief Executive Officer and Director (principal executive officer)

By:	/S/ SHARON M. GLICKMAN
Sharon M. Glickman Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002