Form 10-Q/A
period 2004-03-31
SPORTSLINE COM INC
filed 2004-11-08
CIK 945688

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-Q/A (“Amendment No. 1”) for SportsLine.com, Inc. (“SportsLine” or the “Company”) for the quarter ended March 31, 2004, is being filed to amend the Company’s Annual Report on Form 10-Q originally filed with the Securities and Exchange Commission (“SEC”) on May 17, 2004.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31
	2004	2003
REVENUE	$12,349	$12,010
COST OF REVENUE:
CBS REVENUE SHARING EXPENSE	1,333	912
OTHER	2,890	2,901

TOTAL COST OF REVENUE	4,223	3,813
GROSS PROFIT	8,126	8,197

OPERATING EXPENSES:
Sales and marketing:
Consideration to Viacom for promotion	5,571	5,571
Other	4,835	5,527
General and administrative	5,655	5,361
Depreciation and amortization	729	1,381

Total operating expenses	16,790	17,840

LOSS FROM OPERATIONS	(8,664)	(9,643)
INTEREST EXPENSE	(227)	(246)
INTEREST AND OTHER INCOME, net	455	117

LOSS FROM CONTINUING OPERATIONS	(8,436)	(9,772)

LOSS FROM DISCONTINUED OPERATIONS	—	(54)

NET LOSS	$(8,436)	$(9,826)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.20)	$(0.26)
Loss from discontinued operations	—	—

LOSS PER SHARE - BASIC AND DILUTED	$(0.20)	$(0.26)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	42,384,570	37,177,311

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands except share and per share data)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue by Type

Revenue by type for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
Advertising and marketing services	$11,667	$11,268
Subscription and premium products	682	742

	$12,349	$12,010

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

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to use the intrinsic value method.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands except share and per share data)

(3)	DISCONTINUED OPERATIONS (Continued):

Revenues and losses from the discontinued operations for the three months ended March 31, 2003 are as follows:

REVENUE	$696
COST OF REVENUE	588

GROSS PROFIT	108

OPERATING EXPENSES:
Sales and marketing – other	75
General and administrative	81
Depreciation and amortization	7

Total operating expenses	163

LOSS FROM OPERATIONS	(55)
INTEREST AND OTHER INCOME, net	1

NET LOSS	$(54)

(4)	GOODWILL AND OTHER LONG-LIVED ASSETS:

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands except share and per share data)

(5)	COMMITMENTS AND CONTINGENCIES (Continued):

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands except share and per share data)

(5)	COMMITMENTS AND CONTINGENCIES (Continued):

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

In April 2004, the Supreme Court of the State of New York granted Broadview International LLC’s motion for summary judgment in a lawsuit previously brought by Broadview seeking compensation from our wholly owned subsidiary Commissioner.com, Inc. (as successor-in-interest to DWWC) for financial advisory services rendered to DWWC in connection with our acquisition of it. It is expected that a judgment will be issued to Broadview in the amount of approximately $530 plus pre-judgment interest of approximately $120. The Agreement and Plan of Merger pursuant to which we acquired DWWC requires the former DWWC shareholders to indemnify us with respect to any losses arising from this lawsuit. To date, these individuals have indemnified us for our legal costs, and we intend to seek indemnification from them for the full amount of any final judgment rendered against Commissioner.com. Accordingly, no liability has been recorded in the accompanying condensed consolidated balance sheets.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial position or results of operations.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands except share and per share data)

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

•	Advertising and marketing services revenue encompass advertising and sponsorship sales as well as revenue from our direct marketing services and promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on our own Web sites as well as on Web sites we operate for others. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that we have no significant obligations remaining and collection of the resulting receivable is probable. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which we adopted effective for agreements entered into subsequent to June 30, 2003, when we enter into arrangements representing sponsorships or advertising agreements with multiple products and services and are unable to objectively determine the fair value of one or more elements, we recognize the advertising revenue on a straight-line basis over the term of the sponsorship or agreement. Our obligations typically include guarantees of a minimum number of “impressions,” or times that an advertisement is viewed by users of our Web sites, or may include a length of time the sponsorship is displayed.

Results of Operations (amounts in thousands except share and per share data)

Revenue

(Dollars in thousands)	Quarter Ended March 31,
	2004	2003	Change
Revenue
Advertising and marketing services	$11,667	$11,268	$399
Subscription and premium products	682	742	(60)

Total Revenue	$12,349	$12,010	$339

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

Subscription and premium products revenue decreased in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily because our results for the three months ended March 31, 2003 included $56 of revenue we received from the creation of games and contests on America Online (“AOL”), which we did not do in 2004. This decrease was offset by $88 of revenue received in the three months ended March 31, 2004, from the new NCAA “on Demand” product available during the 2004 NCAA Division I Men’s Basketball Championship. Also offsetting the decrease was revenue of $132 associated with our agreement with Amazon.com, which was not in effect in the first quarter of 2003.

As of March 31, 2004 and December 31, 2003, we had deferred revenue of $4,124 and $2,221, respectively, relating to cash and receivables for which services had not yet been provided, including $2,777 at March 31, 2004 relating to subscriptions for our fantasy baseball products (which will be recorded as revenue primarily in the second and third quarters of 2004).

Cost of Revenue

(Dollars in thousands)	Quarter Ended March 31,
	2004	2003	Change
Cost of revenue	$4,223	$3,813	$410
% of total revenue	34%	32%	2%
Revenue sharing expense	1,431	1,083	348
% of total revenue	12%	9%	3%

The increase in cost of revenue in the three months ended March 31, 2004 from the three months ended March 31, 2003 was primarily due to higher revenue share payments of $278 associated with the NFL agreement, increased payments of $421 to CBS as a result of higher cash advertising revenue, streaming costs of $106 associated with the production of our NCAA “On Demand” product and costs of $74 related to the Amazon.com agreement, which was not in effect in the first quarter of 2003. These increases were partially offset by reduced expenses of $375 associated with the restructuring of the PGATOUR agreement.

Operating Expenses

Sales and Marketing — Consideration to Viacom for Promotion.

(Dollars in thousands)	Quarter Ended March 31,
	2004	2003	Change
Consideration to Viacom for promotion	$5,571	$5,571	$—
% of total revenue	45%	46%	(1%)

Pursuant to our promotion and licensing agreement with CBS, we expensed $5,571 in each of the quarters ended March 31, 2004 and 2003 related to common stock and warrants to purchase common stock previously issued to CBS.

Sales and Marketing — Other.

(Dollars in thousands)	Quarter Ended March 31,
	2004	2003	Change
Sales and marketing – other	$4,835	$5,527	$(692)
% of total revenue	39%	46%	(7%)

The decrease in sales and marketing – other expense in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily relates to the restructuring of the PGATOUR agreement resulting in $500 lower expense and the termination of the AOL agreement resulting in $190 lower expense. This was partially offset by increased sales commissions of $90 paid because of higher advertising revenue.

General and Administrative.

(Dollars in thousands)	Quarter Ended March 31,
	2004	2003	Change
General and administrative	$5,655	$5,361	$294
% of total revenue	46%	45%	1%

The increase in general and administrative expense in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was attributable primarily to increased consulting expense of $155 primarily related to compliance with the Sarbanes-Oxley Act of 2002 and higher legal expense of $113 related to litigation.

Depreciation and Amortization.

(Dollars in thousands)	Quarter Ended March 31,
	2004	2003	Change
Depreciation and amortization	$729	$1,381	$(652)
% of total revenue	6%	11%	(6%)

In the third quarter of 2003, we wrote off the remaining balance of certain e-commerce assets and ceased amortizing the cost related to these assets, which accounted for $300 of expense in the three months ended March 31, 2003. This resulted in a decrease in depreciation and amortization expense in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Depreciation and amortization expense also decreased as a result of reduced expense of $314 associated with software and equipment deprecation due to fewer purchases and old equipment becoming fully depreciated.

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

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in thousands)	Quarter Ended March 31,
	2004	2003
Operating activities	$(3,676)	$(4,253)
Investing activities	8,046	7,129
Financing activities	$15	$(243)

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

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1*	Second Amendment to Amended and Restated Employment Agreement of Kenneth Sanders dated as of February 26, 2004 (previously filed).

10.2*	Letter Agreement with Sharon Glickman dated as of February 26, 2004 (previously filed).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2004, filed herewith.

*	Management Contract or Compensatory Plan

(b)	Reports on Form 8-K

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

Date: November 8, 2004	SPORTSLINE.COM, INC. (Registrant)

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