Form 10-Q/A
period 2004-06-30
SPORTSLINE COM INC
filed 2004-11-08
CIK 945688

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-Q/A (“Amendment No. 1”) for SportsLine.com, Inc. (“SportsLine” or the “Company”) for the quarter ended June 30, 2004, is being filed to amend the Company’s Annual Report on Form 10-Q originally filed with the Securities and Exchange Commission (“SEC”) on August 13, 2004.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
REVENUE	$10,585	$8,844	$22,935	$20,854
COST OF REVENUE:
CBS REVENUE SHARING EXPENSE	1,220	961	2,553	1,873
OTHER	2,905	3,928	5,794	6,829

TOTAL COST OF REVENUE	4,125	4,889	8,347	8,702
GROSS PROFIT	6,460	3,955	14,588	12,152

OPERATING EXPENSES:
Sales and marketing:
Consideration to Viacom for promotion	5,572	5,572	11,143	11,143
Other	4,193	4,858	9,028	10,385
General and administrative	5,672	5,090	11,327	10,451
Depreciation and amortization	798	1,186	1,528	2,567

Total operating expenses	16,235	16,706	33,026	34,546

LOSS FROM OPERATIONS	(9,775)	(12,751)	(18,438)	(22,394)
INTEREST EXPENSE	(301)	(237)	(529)	(483)
INTEREST AND OTHER INCOME, net	108	135	564	252

LOSS FROM CONTINUING OPERATIONS	(9,968)	(12,853)	(18,403)	(22,625)

LOSS FROM DISCONTINUED OPERATIONS	—	(156)	—	(210)
LOSS FROM SALE OF DISCONTINUED OPERATIONS	—	(285)	—	(285)

NET LOSS	$(9,968)	$(13,294)	$(18,403)	$(23,120)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	(0.23)	(0.30)	(0.43)	(0.57)
Loss from discontinued operations	—	—	—	—
Loss from sale of discontinued operations	—	(0.01)	—	(0.01)

LOSS PER SHARE - BASIC AND DILUTED	$(0.23)	$(0.31)	$(0.43)	$(0.58)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	43,263,860	42,663,085	42,827,215	39,935,348

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Six Months Ended June 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,403)	$(23,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,528	2,573
Consideration to Viacom for promotion	11,143	11,143
Amortization of equity agreements	473	757
Non-cash compensation costs	869	1,117
Loss on sale of discontinued operations	—	285
Bad debt expense (recovery) and other non-cash charges	12	(842)
Changes in operating assets and liabilities:
Accounts receivable	389	(1,011)
Prepaid expenses and other current assets	(365)	(1,287)
Accounts payable	(194)	2,111
Accrued liabilities	(4,644)	(94)
Deferred revenue	8,422	2,232

Net cash used in operating activities	(770)	(6,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(5,430)	(5,237)
Sales of available-for-sale securities	12,274	10,080
Purchases of held-to-maturity securities	—	(3,243)
Proceeds from maturity of held-to-maturity securities	1,000	7,094
Purchases of property and equipment	(1,322)	(873)
Purchase of license	—	(250)
Proceeds from sale of discontinued operations	—	1,460
Net change in restricted cash	238	97

Net cash provided by investing activities	6,760	9,128

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	54	78
Repurchase of common stock	—	(521)

Net cash provided by (used in) financing activities	54	(443)

Net increase in cash and cash equivalents	6,044	2,549
CASH AND CASH EQUIVALENTS, beginning of period	2,485	17,383

CASH AND CASH EQUIVALENTS, end of period	$8,529	$19,932

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$—	$5,399

Issuance of common stock pursuant to agreement with NFL	$2,667	$1,333

Issuance of common stock warrants pursuant to NFLPA agreement	$—	$51

Issuance of common stock warrants pursuant to consulting agreement	$16	$37

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	$417

Cash paid for income taxes	$4	$31

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

(3) DISCONTINUED OPERATIONS: (Continued)

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

In January 2001, we acquired for a cost of $6,000 certain assets of MVP.com, Inc. (“MVP”), which had ceased business operations, including the domain names, trademarks and certain other assets associated with the

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands except share and per share data)

(4) GOODWILL AND OTHER LONG-LIVED ASSETS: (Continued)

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

NFL.com. In July 2001, we entered into an agreement with the NFL, CBS and AOL (the “NFL Agreement”). We are responsible for a portion of the rights fee payments required to be made to the NFL under

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands except share and per share data)

(5) COMMITMENTS AND CONTINGENCIES: (Continued)

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

In April 2004, the Supreme Court of the State of New York granted Broadview International LLC’s motion for summary judgment in a lawsuit previously brought by Broadview seeking compensation from our wholly owned subsidiary Commissioner.com, Inc. (as successor-in-interest to DWWC) for financial advisory services rendered to DWWC in connection with our acquisition of it. In May 2004, a judgment was issued to Broadview in the amount of approximately $663. The Agreement and Plan of Merger pursuant to which we acquired DWWC requires the former DWWC shareholders to indemnify us with respect to any losses arising from this

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands except share and per share data)

(5) COMMITMENTS AND CONTINGENCIES: (Continued)

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

On August 1, 2004, we entered into an agreement with Viacom Inc. to merge with a subsidiary of Viacom Inc. Public stockholders of SportsLine.com will be entitled to receive $1.75 per share in cash upon closing of the transaction. Completion of the merger is subject to customary closing conditions, including approval by SportsLine.com’s shareholders. We expect the merger to be completed by the end of the year; however, we may be unable to obtain approvals or complete the transaction. Three of our executive officers, Michael Levy, Mark J. Mariani and Kenneth W. Sanders, who collectively beneficially own approximately 6.4% of our common stock (including shares issuable upon the exercise of options exercisable within 60 days of August 1, 2004), have entered into voting agreements with Viacom. Pursuant to the voting agreements, each executive granted Viacom a proxy to vote his shares in favor of the adoption of the merger agreement and the related merger and, unless Viacom votes such shares directly pursuant to a proxy, each executive has agreed to vote his shares in favor of

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands except share and per share data)

(7) SUBSEQUENT EVENT: (Continued)

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

•	We review our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If our analysis indicates a possible impairment exists based on undiscounted future cash flows, we are required to measure impairment based on the then estimated fair value of the assets determined either by third party appraisal or projected discounted future cash flows.

•	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are required at least annually to test for impairment of goodwill. We have established October 1 as our annual testing date. Management believes its estimates and judgments have been reasonable in determining whether our goodwill has been impaired. We tested for impairment of our goodwill as of October 1, 2003 and found there was no impairment. If, however, there were a material change in the conditions or circumstances influencing the fair value of our goodwill, we could be required to recognize an impairment charge. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill of $16.2 million as of June 30, 2004.

•	SFAS No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to use the intrinsic value based method.

•	Advertising and marketing services revenue encompass advertising and sponsorship sales as well as revenue from our direct marketing services and promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on our own Web sites as well as on Web sites we operate for others. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that we have no significant obligations remaining and collection of the resulting receivable is probable. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which we adopted effective for agreements entered into subsequent to June 30, 2003, when we enter into arrangements representing sponsorships or advertising agreements with multiple products and services and are unable to objectively determine the fair value of one or more elements, we recognize the advertising revenue on a straight-line basis over the term of the sponsorship or agreement. Our obligations typically include guarantees of a minimum number of “impressions,” or times that an advertisement is viewed by users of our Web sites, or may include a length of time the sponsorship is displayed.

Results of Operations (amounts in thousands except share and per share data)

Revenue

(Dollars in thousands)	Three Months Ended June, 30,			Six Months Ended June, 30,
	2004	2003	Change	2004	2003	Change
Revenue
Advertising and marketing services	$8,746	$7,527	$1,219	$20,413	$18,795	$1,618
Subscription and premium products	1,839	1,317	522	2,522	2,059	463

Total Revenue	$10,585	$8,844	$1,741	$22,935	$20,854	$2,081

Advertising and marketing services revenue increased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily due to increased sales to both new and repeat advertisers. Some factors in the increased revenue include the Super Bowl being broadcast on CBS in January 2004 and the NCAA agreement being in effect a full year.

Subscription and premium products revenue increased in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily because of increased subscription revenue received for fantasy baseball as compared to last year due to approximately 15% increase in paid leagues and owners. Fantasy baseball revenue was $193 higher and $71 higher for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. Additionally, for the three and six months ended June 30, 2004 there was $168 and $301, respectively, of revenue generated from our agreement with Amazon.com which was not in effect in during the first half of 2003.

As of June 30, 2004 and December 31, 2003, we had deferred revenue of $10,645 and $2,221, respectively, relating to cash and receivables for which services had not yet been provided, including $1,573 at June 30, 2004 relating to subscriptions for our fantasy baseball products (which will be recorded as revenue primarily in the third quarter of 2004) and $4,252 related to our fantasy football products (which will be recorded as revenue primarily in the third and fourth quarters of 2004). Additionally, during the quarter ended June 30, 2004 we received a payment of $3,775 from certain advertisers on NFL.com that will be recognized primarily in the third and fourth quarters of 2004. The larger increase in deferred revenue of $8,424 from December 31, 2003 to June 30, 2004 compared to the increase in deferred revenue of $2,142 from December 31, 2002 to June 30, 2003 was due to increased revenue for our fantasy baseball products in 2003 compared to 2002 (which resulted in $300 more in deferred revenue ended June 30, 2004 compared to June 30, 2003), the earlier start for the billing of our fantasy football products in 2004 than in 2003 (which resulted in $1,500 more in deferred revenue June 30, 2004 compared to June 30, 2003) and the earlier receipt of the payments from certain advertisers on NFL.com in 2004 than in 2003 (which resulted in $3,775 more in deferred revenue ended June 30, 2004 compared to June 30, 2003).

Cost of Revenue

(Dollars in thousands)	Three Months Ended June, 30,			Six Months Ended June, 30,
	2004	2003	Change	2004	2003	Change
Cost of revenue	$4,125	$4,889	$(764)	$8,347	$8,702	$(355)
% of total revenue	39%	55%	(16%)	36%	42%	(6%)
Revenue sharing expense	1,297	2,374	(1,077)	2,727	3,457	(730)
% of total revenue	12%	27%	(15%)	12%	17%	(5%)

The decrease in cost of revenue in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was primarily due to the restructuring of the PGA TOUR agreement. This decreased cost of revenue by $1,576 and $1,951 for the three and six months ended June 30, 2004, respectively. The current agreement allows for the recoupment of costs before we are required to begin sharing revenue with the PGA TOUR, and under the old agreement there was no such recoupment. Offsetting this was increased expense of $259 and $680 for the three and six months ended June 30, 2004, respectively, to CBS as a result of higher advertising revenue, streaming costs of $101 and $207 for the three and six months ended June 30, 2004, respectively, associated with the production of our NCAA “On Demand” product which we did not have in 2003, and costs of $124 and $198 for the three and six months ended June 30, 2004, respectively, related to the Amazon.com agreement which was not in effect in the first half of 2003.

Operating Expenses

Sales and Marketing — Consideration to Viacom for Promotion

(Dollars in thousands)	Three Months Ended June, 30,			Six Months Ended June, 30,
	2004	2003	Change	2004	2003	Change
Consideration to Viacom for promotion	$5,572	$5,572	$—	$11,143	$11,143	$—
% of total revenue	53%	63%	(10%)	49%	53%	3%

Pursuant to our promotion and licensing agreement with CBS, we expensed $5,572 in each of the three months ended June 30, 2004 and 2003 and $11,143 for each of the six months ended June 30, 2004 and 2003 related to common stock and warrants to purchase common stock previously issued to CBS.

Sales and Marketing — Other

(Dollars in thousands)	Three Months Ended June, 30,			Six Months Ended June, 30,
	2004	2003	Change	2004	2003	Change
Sales and marketing - other	$4,193	$4,858	$(665)	$9,028	$10,385	$(1,357)
% of total revenue	40%	55%	(15%)	39%	50%	(11%)

The decrease in sales and marketing – other expense in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily relates to the restructuring of the PGATOUR agreement which saved $500 and $1,000 for the three and six months ended June 30, 2004, respectively, and the termination of the AOL agreement which saved $191 and $381 for the three and six months ended June 30, 2004, respectively. Both of those agreements, which were in effect in 2003, required payments for licensing rights and promotion. The current PGATOUR agreement does not require this. These savings were partially offset by increased sales commissions paid because of higher advertising revenue. Sales commission expense was higher in 2004 than in 2003 by $72 and $161 for the three and six months ended June 30, 2004, respectively.

General and Administrative

(Dollars in thousands)	Three Months Ended June, 30,			Six Months Ended June, 30,
	2004	2003	Change	2004	2003	Change
General and administrative	$5,672	$5,090	$582	$11,327	$10,451	$876
% of total revenue	54%	58%	(4%)	49%	50%	(1%)

The increase in general and administrative expense in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was attributable primarily to increased consulting expense related to compliance with the Sarbanes-Oxley Act of 2002. Consulting expense was higher in 2004 than in 2003 by $141 and $296 for the three and six months ended June 30, 2004, respectively. Legal expense related to litigation was higher by $17 and $130 for the three and six months ended June 30, 2004, respectively, than in 2003. Additionally, in June 2003 there was a $400 credit related to the recovery of a previously written off bad debt.

Depreciation and Amortization.

(Dollars in thousands)	Three Months Ended June, 30,			Six Months Ended June, 30,
	2004	2003	Change	2004	2003	Change
Depreciation and amortization	$798	$1,186	$(388)	$1,528	$2,567	$(1,039)
% of total revenue	8%	13%	(5%)	7%	12%	(5%)

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

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2004	2003
Operating activities	$(770)	$(6,136)
Investing activities	6,760	9,128
Financing activities	54	(443)

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