Form 10-Q
period 2004-09-30
SPORTSLINE COM INC
filed 2004-11-15
CIK 945688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of common stock outstanding as of November 2, 2004: 45,451,224

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	(unaudited)
	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,279	$2,485
Marketable securities	14,819	16,943
Accounts receivable, net	9,437	11,729
Due from CBS	2,975	2,127
Prepaid expenses and other current assets	1,778	2,133

Total current assets	45,287	35,417

DEFERRED ADVERTISING AND CONTENT	5,143	6,857
PROPERTY AND EQUIPMENT, net	5,426	5,563
NONCURRENT MARKETABLE SECURITIES	3,250	9,134
GOODWILL	16,194	16,194
OTHER ASSETS, net	1,268	2,435

Total assets	$76,569	$75,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$732	$1,193
Accrued liabilities	6,611	9,060
Due to CBS	8,788	7,034
Deferred revenue	15,806	2,221

Total current liabilities	31,937	19,508

LONG-TERM LIABILITIES:
DUE TO CBS	24,600	9,600
DUE TO NFL	277	3,379
OTHER	2,369	2,853
CONVERTIBLE SUBORDINATED NOTES	16,661	16,661

Total liabilities	75,844	52,001

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 45,421,258 and 42,750,371 issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	454	428
Additional paid-in capital	403,985	401,284
Accumulated other comprehensive (loss) income	(45)	71
Deferred compensation costs	(691)	(1,914)
Accumulated deficit	(402,978)	(376,270)

Total shareholders’ equity	725	23,599

Total liabilities and shareholders’ equity	$76,569	$75,600

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
REVENUE	$14,731	$14,032	$37,666	$34,886
COST OF REVENUE:
CBS REVENUE SHARING EXPENSE	1,142	1,246	3,384	2,813
OTHER	4,550	4,341	10,655	11,475

TOTAL COST OF REVENUE	5,692	5,587	14,039	14,288

GROSS PROFIT	9,039	8,445	23,627	20,598

OPERATING EXPENSES:
Sales and marketing:
Consideration to CBS for promotion	5,571	5,571	16,714	16,714
Other	4,638	5,960	13,666	16,345
General and administrative	6,286	5,152	17,614	15,605
Depreciation and amortization	834	1,040	2,362	3,606
Write-down of e-commerce assets	—	2,800	—	2,800

Total operating expenses	17,329	20,523	50,356	55,070

LOSS FROM OPERATIONS	(8,290)	(12,078)	(26,729)	(34,472)
INTEREST EXPENSE	(228)	(227)	(756)	(711)
INTEREST AND OTHER INCOME, net	214	186	777	438

LOSS FROM CONTINUING OPERATIONS	(8,304)	(12,119)	(26,708)	(34,745)

LOSS FROM DISCONTINUED OPERATIONS	—	(25)	—	(234)
LOSS FROM SALE OF DISCONTINUED OPERATIONS	—	—	—	(285)

NET LOSS	$(8,304)	$(12,144)	$(26,708)	$(35,264)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	(0.18)	(0.28)	(0.61)	(0.84)
Loss from discontinued operations	—	—	—	(0.01)
Loss from sale of discontinued operations	—	—	—	(0.01)

LOSS PER SHARE - BASIC AND DILUTED	$(0.18)	$(0.28)	$(0.61)	$(0.86)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING – BASIC AND DILUTED	45,236,590	43,502,652	43,637,764	41,138,020

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Costs	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss
	Shares	Amount
Balances at December 31, 2003	42,750,371	$428	$401,284	$(1,914)	$71	$(376,270)
Issuance of common stock from exercise of stock options	145,152	1	147	—	—	—
Forfeiture of restricted shares	(6,000)	—	(30)	30	—	—
Return of shares from AOL	(8,008)	—	—	—	—	—
Extension of PGA TOUR warrants	—	—	16	—	—	—
Repurchase of restricted shares	(64,470)	(1)	(110)	—	—	—
Issuance of common stock pursuant to agreement with NFL	2,564,103	26	2,641	—	—	—
Issuance to common stock pursuant to employee stock purchase plan	40,110	—	37	—	—	—
Amortization of deferred compensation costs	—	—	—	1,193	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(26,708)	$(26,708)
Unrealized losses on marketable securities	—	—	—	—	(116)	—	(116)

Comprehensive loss							$(26,824)

Balances at September 30, 2004	45,421,258	$454	$403,985	$(691)	$(45)	$(402,978)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Nine Months Ended September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,708)	$(35,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,363	3,612
Consideration to CBS for promotion	16,714	16,714
Amortization of equity agreements	707	1,135
Non-cash compensation costs	1,193	1,669
Loss on sale of discontinued operations	—	285
Bad debt recovery, net	(175)	(577)
Write-down of e-commerce assets	—	2,800
Changes in operating assets and liabilities:
Accounts receivable	1,522	(1,516)
Prepaid expenses and other current assets	511	(705)
Accounts payable	(461)	269
Accrued liabilities	(2,011)	390
Deferred revenue	13,585	11,634

Net cash provided by operating activities	7,240	446

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(9,745)	(13,810)
Sales of available-for-sale securities	16,734	10,113
Purchases of held-to-maturity securities	—	(3,292)
Proceeds from maturity of held-to-maturity securities	1,000	7,094
Purchases of property and equipment	(1,747)	(1,159)
Purchase of license	—	(250)
Proceeds from sale of discontinued operations	—	1,460
Net change in restricted cash	238	197

Net cash provided by investing activities	6,480	353

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of common stock warrants and options	185	151
Repurchase of common stock	—	(521)
Repurchase of restricted shares	(111)	(137)

Net cash provided by (used in) financing activities	74	(507)

Net increase in cash and cash equivalents	13,794	292
CASH AND CASH EQUIVALENTS, beginning of period	2,485	17,383

CASH AND CASH EQUIVALENTS, end of period	$16,279	$17,675

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock pursuant to agreement with CBS	$—	$5,399

Issuance of common stock pursuant to agreement with NFL	$2,667	$1,333

Issuance of common stock warrants pursuant to NFLPA agreement	$—	$51

Issuance of common stock warrants pursuant to consulting agreement	$16	$37

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$417	$417

Cash paid for income taxes	$4	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or the full year ending December 31, 2004. Historically, the first and fourth quarters of each year have been the strongest for us due to the timing of major sporting events and sports seasons, such as the NCAA Division I Men’s Basketball Championship and the National Football League season. In addition, the effect of such seasonal fluctuations could be enhanced or offset by revenue associated with major sports events, such as the Olympics and the Ryder Cup, which do not occur every year. For further information, refer to the consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2003.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Per Share Amounts

Loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of all of our convertible subordinated notes (“Convertible Subordinated Notes”) (using the if-converted method) and shares issuable upon exercise of stock options and warrants (using the treasury stock method) and unvested restricted shares. There were 255,832 shares issuable upon conversion of the Convertible Subordinated Notes at September 30, 2004, 73,100 unvested restricted shares at September 30, 2004 and there were 5,245,490 options and warrants outstanding in the aggregate at September 30, 2004 that could potentially dilute earnings per share in the future. Such shares issuable upon conversion of the Convertible Subordinated Notes and upon exercise of the options and warrants, as well as unvested restricted shares were not included in the computation of diluted loss per share for any period presented because to do so would have been antidilutive.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

Revenue by Type

Revenue by type for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Advertising and marketing services	$10,162	$10,011	$30,575	$28,806
Subscription and premium products	4,569	4,021	7,091	6,080

	$14,731	$14,032	$37,666	$34,886

Restructuring Charge

In April 2002, we announced the resignation of our chief technology officer and the expansion of responsibilities of our president of product development. As part of this change in personnel, we further integrated our fantasy sports operations into our other operations and technology departments. In August 2002, we announced the resignation of our president of corporate and business development and integrated our business development and legal affairs departments into the sales and finance departments, respectively. As a result of these resignations and organizational changes, we eliminated approximately twenty-seven redundant positions. Severance payments relating to these actions during the three months ended September 30, 2004 and 2003 were $38 and $214, respectively, and were approximately $384 and $848 for the nine months ended September 30, 2004 and 2003, respectively, with no remaining obligation as of September 30, 2004.

In November 2003, we announced the resignation of our president of operations and product development. As a result of this resignation and other organizational changes, we recorded severance payments during the three and nine months ended September 30, 2004 of $180 and $539, respectively, with a remaining accrual balance of $1,002 as of September 30, 2004.

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

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:—(Continued)

Our pro forma information follows for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss – as reported	$(8,304)	$(12,144)	$(26,708)	$(35,264)
Stock-based compensation expense included in reported net loss	261	285	969	1,412
Total stock-based compensation determined under fair value based method for all awards	(572)	(1,254)	(2,216)	(5,107)

Pro forma net loss	$(8,615)	$(13,113)	$(27,955)	$(38,959)

Loss per share:
basic and diluted – as reported	$(0.18)	$(0.28)	$(0.61)	$(0.86)

Loss per share:
basic and diluted – pro forma	$(0.19)	$(0.30)	$(0.64)	$(0.95)

There were no options granted during the three months ended September 30, 2004. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	N/A	2.9%-3.2%	2.8%-3.9%	2.3%-3.2%
Dividend yield	N/A	0%	0%	0%
Expected volatility factor	N/A	90%	90%	90%
Expected life (years)	N/A	5.75	5.75	5.19
Weighted average fair value per option	N/A	$1.15	$0.94	$1.24

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense ratably over the corresponding vesting period. Stock based compensation associated with the issuance of restricted stock for the three months ended September 30, 2004 and 2003 was $64 and $86, respectively and was $224 and $257 for the nine months ended September 30, 2004 and 2003, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income (loss), a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. Comprehensive loss was $8,289 and $12,137 for the three months ended September 30, 2004 and 2003, respectively, and $26,824 and $35,192 for the nine months ended September 30, 2004 and 2003, respectively. The differences between net loss and comprehensive loss were due to unrealized gains and losses on marketable securities.

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

The results of VegasInsider.com and Las Vegas Sports Consultants have been shown separately as discontinued operations in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2003. As of December 31, 2003, the Company had sold all of its discontinued operations.

Financial information from the discontinued operations for the three and nine months ended September 30, 2003 are as follows:

	Three Months ended September 30, 2003	Nine Months ended September 30, 2003
REVENUE	$277	$1,393
COST OF REVENUE	236	1,318

GROSS PROFIT	41	75

OPERATING EXPENSES:
Sales and marketing	8	135
General and administrative	58	168
Depreciation and amortization	—	7

Total operating expenses	66	311

LOSS FROM OPERATIONS	(25)	(235)
INTEREST AND OTHER INCOME, net	—	1

NET LOSS	$(25)	$(234)

(4)	GOODWILL AND OTHER LONG-LIVED ASSETS:

We acquired Daedalus World Wide Corporation (“DWWC”) in December 1999. The transaction was accounted for using the purchase method of accounting and resulted in goodwill of $31,880. As a result of the identification of several indicators of impairment including a slowdown in the economy and differences in actual results in comparison to initial valuation forecasts, we recognized a goodwill write-down in the year ended December 31, 2001 of $17,000 to adjust our investment in DWWC to its estimated fair value. Our assessment of our goodwill investment was based on historical operations, future cash flows and the market value of similar entities. We performed the annual impairment test required under SFAS No. 142 to test impairment as of October 1, 2003 and 2002. As a result, we found no impairment of goodwill. At September 30, 2004, the Company had goodwill of $16,194 recorded for Daedalus World Wide Corporation.

In January 2001, we acquired for a cost of $6,000 certain assets of MVP.com, Inc. (“MVP”), which had ceased business operations, including the domain names, trademarks and certain other assets associated with the Web sites mvp.com, planetoutdoors.com, igogolf.com, golfclubtrader.com and tennisdirect.com. The cost of these assets was being amortized using the straight-line method over five years. As a result of the shortfall in actual results compared to initial valuation forecasts, we recorded a write-down in the three months ended September 30, 2003 of the remaining carrying value of such assets, totaling $2,800, to reflect a reduction in the estimated value, based on projected future cash flows, of the e-commerce assets we acquired from MVP.com. As a result, there was no amortization expense related to these assets for the three and nine months ended September 30, 2004 and there will be none in future periods.

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(5)	COMMITMENTS AND CONTINGENCIES:

CBS. In February 1999, we amended and extended our agreement with CBS. The agreement provides that we shall issue to CBS a number of shares of our common stock having a fair market value of $20,000 each year for five years commencing on January 1, 2002, based on the average of the closing prices of the common stock on the Nasdaq National Market for each five day period ending on the day prior to the applicable issue dates. Pursuant to this agreement, in January 2002 we issued 6,882,312 shares of common stock valued at $20,000 to CBS. On March 5, 2003, the CBS agreement was amended to modify the annual schedule of stock issuances to CBS. Pursuant to the 2003 amendment, on April 1, 2003 we issued to CBS 5,454,428 shares of common stock valued at $5,400 with the remainder of our obligation of approximately $14,600 deferred until July 1, 2004. On June 30, 2004, we amended the agreement to defer the payment due on July 1, 2004 until August 1, 2004. On August 1, 2004, we entered into an agreement with Viacom Inc., the parent company of CBS, to merge with a subsidiary of Viacom Inc. (see below). In connection with the merger agreement, we amended our agreement with CBS to defer the payment that was due on August 1, 2004 until the date that is ten trading days after the earlier of the date of (i) the termination of the Merger Agreement in accordance with its terms, or (ii) the consummation of the merger (“the agreed upon date”).

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

Merger with Viacom. On August 1, 2004, we entered into an agreement with Viacom Inc. to merge with a subsidiary of Viacom Inc. Stockholders of SportsLine.com other than Viacom and its subsidiaries will be entitled to receive $1.75 per share in cash upon closing of the transaction. Completion of the merger is subject to customary closing conditions, including approval by SportsLine.com’s shareholders. We expect the merger to be completed by the end of the year; however, we may be unable to obtain approvals or complete the transaction. Three of our executive officers, Michael Levy, Mark J. Mariani and Kenneth W. Sanders, who collectively beneficially own approximately 5.1% of our common stock as November 2, 2004, have entered into voting agreements with Viacom. Pursuant to the voting agreements, each executive granted Viacom a proxy to vote his shares in favor of the adoption of the merger agreement and the related merger and, unless Viacom votes such shares directly pursuant to a proxy, each executive has agreed to vote his shares in favor of adoption of the merger agreement and the related merger. As part of the merger agreement, we also entered into a letter agreement amending our agreement with CBS. The amendment provides for a deferral of the payment to CBS that was due on August 1, 2004 until the date that is ten trading days after the earlier of the date of (i) the termination in accordance with its terms of the Merger Agreement and (ii) the consummation of the merger. Pursuant to an engagement letter entered into with a financial advisory firm, upon the closing of the transaction we will be obligated to pay the firm approximately $750 less the amount of payments made to date which currently total $365.

NFL.com. In July 2001, we entered into an agreement with the NFL, CBS and AOL (the “NFL Agreement”). We are responsible for a portion of the rights fee payments required to be made to the NFL under the NFL Agreement. Under the terms of the multi-year agreement, $14,050 has been paid as of September 30, 2004, and

SPORTSLINE.COM, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)—(Continued)

(5)	COMMITMENTS AND CONTINGENCIES:—(Continued)

we are obligated to make additional payments totaling $10,000 as follows: $3,000 for the fourth contract year ending July 2005; and $7,000 for the fifth contract year ending July 2006. In addition, we issued to the NFL 2,564,103 shares of our common stock in May 2004 valued at $2,667, 1,049,869 shares of our common stock in May 2003, valued at $1,333, and 350,000 shares in July 2001, valued at $633. We are amortizing the total cost of the rights fee to sales and marketing expense on a straight-line basis over the five-year term of the NFL Agreement.

Contingencies

In December 2003, a derivative lawsuit was filed by a purported shareholder on behalf of SportsLine.com in the United States District Court for the Southern District of Florida against our chief executive officer, our former chief financial officer and each member of our Board of Directors as of September 25, 2003. In April 2004, the plaintiff filed an amended derivative complaint against the same individuals. The plaintiff alleges violations of Section 304 of the Sarbanes-Oxley Act of 2002 and breaches of fiduciary duty arising out of the payment of incentive compensation by certain of the named defendants and breaches of fiduciary duties and claims for contribution and indemnification against all the named defendants. On August 9, 2004, the court granted the plaintiffs leave to further amend the complaint, and the complaint was so amended, to include claims on behalf of a putative class of shareholders, relating to an alleged breach of fiduciary duty in connection with the acquisition proposal made by Viacom as announced on July 1, 2004 and that the proposed price of $1.50 per share was inadequate. In August 2004, we filed a motion dismiss and/or stay the claims in the amended complaint. The court has not yet ruled on this motion. In December 2003, in response to a purported shareholders’ demand that we file a derivative law suit against certain of our officers, our board of directors formed a special committee to investigate the allegations of such demand and recommend appropriate action to the Board. The special committee has also been delegated authority to evaluate the allegations of the derivative shareholder lawsuit and to determine whether such suit is in the best interests of the company. The special committee has not yet reported the results of its investigation to the full board of directors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the Internet, constantly changing technology and market acceptance of our products and services. Investors are also directed to consider the other risks and uncertainties discussed in our Securities and Exchange Commission filings, including those discussed under the caption “Risk Factors That May Affect Future Results” in our Annual Report on Form 10-K/A for the year ended December 31, 2003. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion also should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Overview

On August 1, 2004, SportsLine.com and Viacom Inc. signed a definitive agreement for SportsLine.com to merge with a subsidiary of Viacom. Shareholders of SportsLine.com other than Viacom and its subsidiaries will be entitled to receive $1.75 per share in cash on closing of the transaction. Completion of the merger is subject to customary closing conditions, including approval by SportsLine.com shareholders. The merger is expected to be completed by the end of the year; however, we may be unable to obtain approvals or complete the transaction. Three of our executive officers, Michael Levy, Mark J. Mariani and Kenneth W. Sanders, who collectively beneficially own approximately 5.1% of our common stock as of November 2, 2004, have entered into voting agreements with Viacom. Pursuant to the voting agreements, each executive granted Viacom a proxy to vote his shares in favor of the adoption of the merger agreement and the related merger and, unless Viacom votes such shares directly pursuant to a proxy, each executive has agreed to vote his shares in favor of adoption of the merger agreement and the related merger. As part of the merger agreement, we also entered into a letter agreement amending our agreement with CBS. The amendment provides for a deferral of the payment to CBS that was due on August 1, 2004 until the date that is ten trading days after the earlier of the date of the termination in accordance with its terms of the merger agreement and the consummation of the merger.

We currently derive our revenue from two major sources: advertising and marketing services revenue and subscription and premium products revenue.

	Three Months Ended September, 30,		Nine Months Ended September, 30,
	2004	2003	2004	2003
Advertising and marketing services	69%	71%	81%	83%
Subscription and premium products	31%	29%	19%	17%

Total Revenue	100%	100%	100%	100%

We derive advertising and marketing services revenue principally from sponsorship opportunities that enable advertisers to associate their corporate messages with our coverage of major sports and marquee events, games and contests. We attempt to leverage our relationship with CBS to sell advertising associated with events broadcast on CBS and to participate in joint sales efforts with CBS. During the three months ended September 30, 2004 and 2003, revenue generated through our joint sales efforts with CBS comprised approximately 9% and 15%, respectively, of our total advertising sales. Our advertising revenue also includes short-term advertising contracts for the display of banners or other media type for a fee on a per impression basis or for a fixed fee based on a minimum number of impressions. We also provide other types of advertising and marketing services such as wireless alerts, product exclusive emails and names captured from targeted advertising offers. Due to innovations in the industry as well as the increased use of broadband technology in personal computers, new types of advertising are constantly being developed and sold. We also derive advertising and marketing services revenue from the sale of advertising on Web sites that we operate such as NFL.com, PGATOUR.com and NCAAsports.com, as well as from our promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. We recognize advertising and marketing services revenue in the period in which the advertisement is displayed or services rendered, provided that no significant obligations remain and that collection of the resulting receivable is probable. Our obligations typically include guarantees of a minimum number of “impressions,” or times that advertisements appear in page views downloaded by users, or may include a length of time the sponsorship is displayed. We typically invoice our advertising clients on a monthly basis for our services; however, in some cases payment is received prior to the service being provided and is recorded as deferred revenue on our balance sheets.

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

Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our advertising clients to make required payments. In establishing the appropriate provisions for receivable balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a client’s credit quality, the age of the receivable and the client’s history of payments to us. Once we consider these factors, a determination is made as to the probability of default and an appropriate provision is made, if necessary. In addition to these individual assessments, we also maintain a reserve of between five to ten percent of past due receivables, not including those from strategic partners such as CBS or the NFL to which there are payables as well. Our level of reserves for our accounts receivable fluctuates depending upon all the factors mentioned above. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We review our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If our analysis indicates a possible impairment exists based on undiscounted future cash flows, we are required to measure impairment based on the then estimated fair value of the assets determined either by third party appraisal or projected discounted future cash flows.

•	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are required at least annually to test for impairment of goodwill. We have established October 1 as our annual testing date. Management believes its estimates and judgments have been reasonable in determining whether our goodwill has been impaired. We tested for impairment of our goodwill as of October 1, 2003 and found there was no impairment. If, however, there were a material change in the conditions or circumstances influencing the fair value of our goodwill, we could be required to recognize an impairment charge. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill of $16.2 million as of September 30, 2004.

•	SFAS No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value based method of accounting for employee stock options and similar equity instruments or continuation of the measurement of compensation cost relating to such plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to use the intrinsic value based method.

•	Advertising and marketing services revenue encompass advertising and sponsorship sales as well as revenue from our direct marketing services and promotion of e-commerce Web sites such as MVP.com and the NFL.com shop. Revenue is primarily derived from the sale of advertising on our own Web sites as well as on Web sites we operate for others. Advertising includes, among other forms, banner advertisements and sponsorships. Advertising and marketing services revenue is recognized in the period the advertisement is displayed or services rendered, provided that we have no significant obligations remaining and collection of the resulting receivable is probable. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which we adopted effective for agreements entered into subsequent to June 30, 2003, when we enter into arrangements representing sponsorships or advertising agreements with multiple products and services and are unable to objectively determine the fair value of one or more elements, we recognize the advertising revenue on a straight-line basis over the term of the sponsorship or agreement. Our obligations typically include guarantees of a minimum number of “impressions,” or times that an advertisement is viewed by users of our Web sites, or may include a length of time the sponsorship is displayed.

Results of Operations (amounts in thousands except share and per share data)

Revenue

(Dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Revenue
Advertising and marketing services	$10,162	$10,011	$151	$30,575	$28,806	$1,769
Subscription and premium products	4,569	4,021	548	7,091	6,080	1,011

Total Revenue	$14,731	$14,032	$699	$37,666	$34,886	$2,780

Advertising and marketing services revenue increased slightly for the three months ended September 30, 2004 and increased 6% for the nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, primarily due to increased sales to both new and repeat advertisers. Some factors that enabled us to achieve higher advertising revenue include the Super Bowl being broadcast on CBS in January 2004 and the NCAA agreement being in effect a full year.

Subscription and premium products revenue increased in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 primarily because of increased fantasy baseball subscription revenue received as compared to last year due to an approximately 15% increase in paid leagues and owners. Fantasy baseball revenue was $238 higher and $310 higher for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. Additionally, for the three and nine months ended September 30, 2004 there was $241 and $542, respectively, of revenue generated from our agreement with Amazon.com which did not begin generating revenue for us until October 2003.

As of September 30, 2004 and December 31, 2003, we had deferred revenue of $15,806 and $2,221, respectively, relating to cash received for which services had not yet been provided, including $11,197 at September 30, 2004 relating to subscriptions for our fantasy football products (which will be recorded as revenue primarily in the fourth quarter of 2004). The larger increase in deferred revenue of $13,585 from December 31, 2003 to September 30, 2004 compared to the increase in deferred revenue of $11,567 from December 31, 2002 to September 30, 2003 was due to increased billings for our fantasy football products in 2004 compared to 2003.

Cost of Revenue

(Dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Cost of revenue	$5,692	$5,587	$105	$14,039	$14,288	$(249)
% of total revenue	39%	40%	(1)%	37%	41%	(4)%

Revenue sharing expense	2,087	2,551	(464)	4,400	6,008	(1,608)
% of total revenue	14%	18%	(4)%	12%	17%	(5)%

Cost of revenue in the three months ended September 30, 2004 increased slightly compared to the three months ended September 30, 2003. Cost of revenue in the nine months ended September 30, 2004 decreased slightly compared to the nine months ended September 30, 2003. Revenue share payments related to the PGA TOUR were lower in the three and nine months ending September 30, 2004 compared to the same periods in 2003 by $610 and $2,562, respectively. Our current agreement with the PGATOUR, which became effective January 1, 2004, allows for the recoupment of costs before we are required to begin sharing revenue with the PGA TOUR, whereas under the prior agreement there was no such recoupment. Offsetting this decrease was an increase in costs related to the Amazon.com agreement of $171 and $369 for the three and nine months ended September 30, 2004, respectively. This agreement was not in effect in the first three quarters of 2003. Additionally, due to the increased popularity of our fantasy baseball and football products, cash prizes and awards increased by $139 and $307 for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

Operating Expenses

Sales and Marketing — Consideration to CBS for Promotion

(Dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Consideration to CBS for promotion	$5,571	$5,571	$—	$16,714	$16,714	$—
% of total revenue	38%	40%	(2)%	44%	48%	(4)%

Pursuant to our promotion and licensing agreement with CBS, we expensed $5,571 in each of the three months ended September 30, 2004 and 2003 and $16,714 for each of the nine months ended September 30, 2004 and 2003.

Sales and Marketing — Other

(Dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Sales and marketing - other	$4,638	$5,960	$(1,322)	$13,666	$16,345	$(2,679)
% of total revenue	31%	42%	(11)%	36%	47%	(11)%

The decrease in sales and marketing – other expense in the three and nine months ended September 30, 2004 compared to the same periods in 2003 primarily relates to the restructuring of the PGATOUR agreement which resulted in savings of $500 and $1,500 for the three and nine months ended September 30, 2004, respectively, and the termination of the AOL agreement which resulted in savings of $191 and $572 for the three and nine months ended September 30, 2004, respectively. Both of those agreements, which were in effect in 2003, required payments for licensing rights and promotion. The current PGATOUR agreement does not require any such payments.

General and Administrative

(Dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
General and administrative	$6,286	$5,152	$1,134	$17,614	$15,605	$2,009
% of total revenue	43%	37%	7%	47%	45%	2%

The increase in general and administrative expense in the three and nine months ended September 30, 2004 compared to the same periods in 2003 was attributable primarily to increased expenses of $1,200 related to our proposed merger with a subsidiary of Viacom.

Depreciation and Amortization.

(Dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Depreciation and amortization	$834	$1,040	$(206)	$2,362	$3,606	$(1,244)
% of total revenue	6%	7%	(1)%	6%	10%	(4)%

In the third quarter of 2003, we wrote off the remaining balance of certain e-commerce assets and ceased amortizing the cost related to these assets. This resulted in a decrease in depreciation and amortization expense of $100 and $800 in the three and nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, respectively.

Write-down of e-commerce assets. The Company wrote-down its e-commerce assets by $2,800 in the three and nine month periods ended September 30, 2003 to reflect the reduction in the estimated value of the assets acquired from MVP.com in January 2001.

Interest Expense. Interest expense was $228 and $227 in the three months ended September 30, 2004 and 2003, respectively. Interest expense was $756 and $711 in the nine months ended September 30, 2004 and 2003, respectively. Interest expense is related to our outstanding Convertible Subordinated Notes due in 2006.

Interest and Other Income, Net. Interest and other income, net was $214 and $186 in the three months ended September 30, 2004 and 2003, respectively. Interest and other income, net was $777 and $438 in the nine months ended September 30, 2004 and 2003, respectively. The increase in other income for the nine months ended September 30, 2004 compared to September 30, 2003 was primarily attributable to the recovery in March 2004 of $325 earned under an agreement for which revenue had not been recognized due to the uncertainty of collection.

Discontinued operations. In the second and third quarters of 2003, we sold our gaming information operations, consisting of VegasInsider.com and Las Vegas Sports Consultants. These discontinued operations had a loss of $25 and $234 for the three and nine months ended September 30, 2003, respectively.

Liquidity and Capital Resources

As of September 30, 2004, our primary source of liquidity consisted of $31.1 million in cash and marketable securities comprised of $16.3 million in cash and cash equivalents, $14.8 million in current marketable securities, which mature at various dates from October 2004 to September 2005, and $3.3 million in non-current marketable securities, which have an average maturity of between twelve and eighteen months. Our principal sources of funds have been and are expected to be operating revenues, cash on hand and marketable securities. Our principal uses of funds have been and are expected to be the payment of operating expenses, including payments in connection with our agreement with the NFL, severance payments to terminated employees and interest payments. We estimate that capital expenditures for the remainder of 2004 will be approximately $0.5 million. We expect that our operating revenues and cash and marketable securities will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. If our anticipated level of revenue growth is not achieved because, for example, of decreased advertising spending in response to weak economic conditions or changes in consumer acceptance and other variables related to our subscription products, our current sources of funds may be insufficient to meet our cash requirements. To the extent we require additional funds to support our operations or the expansion of our business, we may seek to sell additional equity, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders. Additional financing, if required, may not be available to us in amounts or on terms acceptable to us.

At September 30, 2004 and December 31, 2003, deferred advertising and content costs related to our CBS agreement totaled approximately $5.1 million and $6.9 million, respectively. These costs represent the value of the common stock warrants issued in 1999 in exchange for an extension of the agreement. Accrued liabilities totaled $6.6 million and $9.1 million as of September 30, 2004 and December 31, 2003, respectively. Long-term liabilities, excluding the outstanding balance of our Convertible Subordinated Notes, at September 30, 2004 were $27.2 million compared to $15.8 million at December 31, 2003, an increase of $11.4 million, mainly due to the deferral in April 2003 and July 2004 of a portion of our obligation to CBS pursuant to the amended CBS agreement. See Note 5 of the Condensed Consolidated Financial Statements for further information.

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2004	2003
Operating activities	$7,240	$446
Investing activities	6,480	353
Financing activities	74	(507)

Net cash provided by operating activities was $7.2 million and $0.4 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in net cash provided by operating activities in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 principally reflects the $8.6 million decrease in our net loss and the $1.9 million increase in our deferred revenue due to fantasy games collections. The principal uses of cash in operating activities for all periods were to fund our net losses from operations, partially offset by non-cash expenses such as consideration to CBS for promotion, depreciation and amortization and other non-cash charges.

Net cash provided by investing activities was $6.5 million and $0.4 million in the nine months ended September 30, 2004 and 2003, respectively. Investing activities in the nine months ended September 30, 2004 and 2003 consisted primarily of sales of marketable securities, partially offset by purchases of property and equipment. Additionally, in the nine months ended September 30, 2003 we recognized proceeds of approximately $1.5 million related to the sale of one of our discontinued operations.

Net cash provided by financing activities was immaterial for the nine months ended September 30, 2004 and net cash used in financing activities was $0.5 million for the nine months ended September 30, 2003.

Although we have no material commitments for capital expenditures, we anticipate purchasing approximately $0.5 million of property and equipment during the remainder of 2004, primarily computer equipment related to the growth of the business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

In December 2003, a derivative lawsuit was filed by a purported shareholder on behalf of SportsLine.com in the United States District Court for the Southern District of Florida against our chief executive officer, our former chief financial officer and each member of our Board of Directors as of September 25, 2003. In April 2004, the plaintiff filed an amended derivative complaint against the same individuals. The plaintiff alleges violations of Section 304 of the Sarbanes-Oxley Act of 2002 and breaches of fiduciary duty arising out of the payment of incentive compensation by certain of the named defendants and breaches of fiduciary duties and claims for contribution and indemnification against all the named defendants. On August 9, 2004, the court granted the plaintiffs leave to further amend the complaint, and the complaint was so amended, to include claims on behalf of a putative class of shareholders, relating to an alleged breach of fiduciary duty in connection with the acquisition proposal made by Viacom as announced on July 1, 2004 and that the proposed price of $1.50 per share was inadequate. In August 2004, we filed a motion to dismiss and/or stay the claims in the amended complaint. The court has not yet ruled on this motion. In December 2003, in response to a purported shareholders’ demand that we file a derivative law suit against certain of our officers, our board of directors formed a special committee to investigate the allegations of such demand and recommend appropriate action to the Board. The special committee has also been delegated authority to evaluate the allegations of the derivative shareholder lawsuit and to determine whether such suit is in the best interests of the company. The special committee has not yet reported the results of its investigation to the full board of directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6 EXHIBITS

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	SPORTSLINE.COM, INC.

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